Form 10-K
period 2023-12-31
SELECTIVE INSURANCE GROUP INC
filed 2024-02-09
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting company common stock held by non-affiliates of the registrant, based on the closing price on the Nasdaq Global Select Market, was $5,764,421,938 on June 30, 2023. As of January 31, 2024, the registrant had outstanding 60,641,846 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be held on May 1, 2024, are incorporated by reference into Part III of this report.

PART I

Item 1. Business.

Overview

Selective Insurance Group, Inc. ("Parent") is a New Jersey insurance holding company incorporated in 1977 that owns ten property and casualty insurance subsidiaries ("Insurance Subsidiaries"). The Insurance Subsidiaries sell products and services only in the United States ("U.S.") and exclusively through independent insurance agents and wholesale brokers. Various state departments of insurance (i) license nine of our subsidiaries as admitted carriers to write specific lines of property and casualty insurance in the standard marketplace and (ii) authorize the tenth subsidiary as a non-admitted carrier to write property and casualty insurance in the excess and surplus ("E&S") lines market. Throughout this document, we refer to the Parent and the Insurance Subsidiaries collectively as "we," "us," or "our." We use the term "Parent" when appropriate to distinguish it from the Insurance Subsidiaries. We also use specific property and casualty industry-related terms defined in a glossary attached as Exhibit 99.1 to this Form 10-K.

Our main office is in Branchville, New Jersey. We list our common (stock symbol "SIGI") and preferred (stock symbol "SIGIP") stocks on the Nasdaq Global Select Market. In 2023, AM Best Company ("AM Best") ranked us as the 37th largest property and casualty group in its annual "Top 200 U.S. Property/Casualty Writers" list based on 2022 net premiums written ("NPW"). Our current AM Best financial strength rating is "A+" (Superior). We have had a long and successful history in the property and casualty insurance industry since our 1926 founding.

Strategic Advantages
Our market is competitive and crowded, making it critical to clearly demonstrate our value proposition to customers, distribution partners, employees, and investors. We have five key sustainable competitive advantages:

•A unique field model, placing empowered underwriting staff near our distribution partners and customers.

•Our ability to develop sophisticated risk selection, pricing, and claims management tools, and put them in the hands of our front-line employees.

•A franchise value distribution model, defined by meaningful and close business relationships with a group of high-quality independent agents and brokers.

•A commitment to delivering a superior omnichannel customer experience enhanced by digital platforms and value-added services.

•A highly engaged and aligned team of extremely talented employees.

Several nationally recognized statistical rating organizations ("NRSROs") issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations, as follows:

NRSRO	Financial Strength Rating	Outlook
AM Best	A+	Stable
Standard & Poor’s Global Ratings ("S&P")	A	Stable
Moody’s Investors Services ("Moody’s")	A2	Positive
Fitch Ratings ("Fitch")	A+	Stable

We believe our AM Best rating has the most significant influence on our ability to write insurance business. Our independent distribution partners recommend insurance carriers based partly on financial strength ratings to limit their potential liability for customer error and omission claims. Similarly, many customers consider ratings when purchasing insurance because they have loans, mortgages, and other real and personal property security agreements that require minimum carrier rating requirements.

These NRSROs also rate our long-term debt creditworthiness. Credit ratings indicate our ability to meet our obligations when due. They are important factors in our overall funding profile and ability to access certain types of liquidity. Our current senior debt credit ratings are as follows:

NRSRO	Credit Rating	Long-Term Credit Outlook
AM Best	a-	Stable
S&P	BBB	Stable
Moody’s	Baa2	Positive
Fitch	BBB+	Stable

In November 2023, S&P adopted its updated risk-based capital model, and we were named as one of more than sixty companies under "criteria observation." S&P's criteria observation means that new or revised criteria has not yet been applied to the rating and its impact is not yet known. S&P’s criteria observation is not equivalent to a CreditWatch, which highlights the potential direction of a short- or long-term rating and focuses on identifiable events and short-term trends that cause ratings to be placed under special surveillance by S&P’s analytical staff. It does not indicate the likelihood of a credit rating change, the timeline for any potential change, the direction of a potential change, or modify any rating definition. S&P has stated it expects to finish its criteria observation in the first quarter of 2024.

Our S&P, Moody's, and Fitch financial strength and credit ratings influence our access to capital markets more than our AM Best rating.

Segments

We have four reportable segments:

•Standard Commercial Lines, which represented 73% of our 2023 "Total revenues" on our Consolidated Statements of Income and 79% of our 2023 total NPW. We sell our Standard Commercial Lines property and casualty insurance products and services to commercial enterprises, typically businesses, non-profit organizations, and local government agencies, primarily in 30 states and the District of Columbia. Our average 2023 Standard Commercial Lines premium per policyholder was approximately $17,000.

•Standard Personal Lines, which represented 9% of our 2023 "Total revenues" on our Consolidated Statements of Income and 10% of our 2023 total NPW. We sell our Standard Personal Lines property and casualty insurance products and services primarily to individuals in 15 states. Our average 2023 Standard Personal Lines premium per policyholder was approximately $3,000. Standard Personal Lines includes flood insurance coverage sold in all 50 states and the District of Columbia through the Write Your Own ("WYO") program of the National Flood Insurance Program ("NFIP"). Based on 2022 direct premiums written ("DPW") as reported in the S&P Market Intelligence platform, we are the fourth-largest WYO carrier.

•E&S Lines, which represented 9% of our 2023 "Total revenues" on our Consolidated Statements of Income and 11% of our 2023 NPW. We sell our E&S Lines property and casualty insurance products and services in all 50 states and the District of Columbia. We sell our E&S Lines property and casualty insurance products and services to commercial customers unable to obtain coverage in the standard marketplace, generally because of unusual or high-risk exposures. E&S insurers are exempt from many standard market requirements, including form and rate regulation. E&S carriers may write an insurance policy if three separate standard line carriers have declined to write the risk to be insured. Our average 2023 E&S lines premium per policyholder was approximately $4,600.

•Investments, which represents 9% (including net realized and unrealized gains and losses) of Total revenues, invests the (i) premiums our Insurance Subsidiaries collect and (ii) amounts generated through our capital management strategies, including debt and equity securities issuance.

We derive nearly all of our income/loss in three ways:

•Underwriting income/loss from our insurance operations. DPW, gross premiums, NPW, and net premiums earned ("NPE") are components of evaluating underwriting income/loss. DPW are the amounts billed to policyholders for insurance coverage and services. Gross premiums are DPW plus premiums assumed from other insurers and mandatory pools and associations. NPW are calculated by subtracting premiums ceded to reinsurers from gross premiums. NPE is NPW recognized as revenue ratably over a policy’s term. Underwriting income/loss is NPE minus insurance operations-related expenses incurred.

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

•Net investment income earned from our investment segment. We generate income from investing insurance premiums and amounts generated through our capital management strategies. Net investment income consists primarily of (i) interest earned on fixed income investments and commercial mortgage loans, (ii) dividends earned on equity securities, and (iii) income generated from our alternative investments portfolio, partially offset by (iv) investment expenses.

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

We use the combined ratio as the key performance measure in assessing the underwriting profitability of our insurance operations. The combined ratio is the sum of (i) the loss and loss expense ratio, which is the ratio of net loss and loss expense incurred to NPE, (ii) the expense ratio, which is the ratio of underwriting expenses to NPE, and (iii) the dividend ratio, which is the ratio of policyholder dividends to NPE. A combined ratio under 100% indicates an underwriting profit, and one over 100% indicates an underwriting loss. The combined ratio does not reflect net investment income earned, net realized and unrealized investment gains or losses, federal income taxes, interest expense, or corporate expenses. The loss and loss expense ratio typically has the most significant impact on our combined ratio. Key inputs in our loss and loss expense ratio include catastrophe and non-catastrophe property loss and loss expenses incurred, current year casualty loss and loss expenses, and prior year casualty reserve development.

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

Other important measures of our overall financial performance that we consider include return on common equity ("ROE") and non-GAAP operating return on common equity ("non-GAAP operating ROE"). Our basis for using this non-GAAP measure is consistent with our use of non-GAAP operating income described above. ROE is calculated by dividing net income available to common stockholders by average common stockholders' equity. Non-GAAP operating ROE is calculated by dividing non-GAAP operating income available to common stockholders by average common stockholders' equity. We evaluate our segments, in part, based on their contribution to non-GAAP operating ROE. Our non-GAAP operating ROE target is 12% and is set approximately 300 to 400 basis points above our weighted average cost of capital. Our non-GAAP operating ROE was 14.4% in 2023.

For further details about our 2023 results compared to these performance measures, refer to "Financial Highlights of Results for Years Ended December 31, 2023, 2022, and 2021" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

Other key financial metrics we measure include operating leverage and investment leverage.

We define operating leverage as the ratio of NPW to statutory surplus. We target a ratio between 1.35x and 1.55x. Our operating leverage at December 31, 2023, was 1.51, compared to the U.S. standard commercial and personal lines industry average of approximately 0.8 that Conning, Inc. reported in its Fourth Quarter 2023 Property-Casualty Forecast & Analysis (Source: ©2024 Conning, Inc. Used with permission.). We are comfortable managing our business with operating leverage above the industry average, as we believe we have a lower financial risk profile than the industry, as noted below.

Primarily because we write more longer-tail casualty insurance than shorter-tail property insurance, our operating leverage is higher than the industry average. We also operate with higher investment leverage than the industry average. We define investment leverage as invested assets per dollar of common stockholders’ equity. Our investment leverage at December 31, 2023, was 3.16, compared to the average invested assets to statutory surplus of 2.14 that Conning, Inc. reported for the U.S. commercial and personal lines in its Fourth Quarter 2023 Property-Casualty Forecast & Analysis (Source: ©2024 Conning, Inc. Used with permission.). To better manage the risks of our higher investment leverage, we have adopted a conservative investment management philosophy, with fixed income securities and short-term investments representing 92% of our invested assets as of December 31, 2023. As of December 31, 2023, our fixed income securities and short-term investments had a weighted average credit rating of "AA-" and an effective duration of 4.0 years, compared to "AA-" and 4.1 years as of December 31, 2022.

For additional information about our investments segment's design and credit quality characteristics, see "Credit Risk" in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." and Note 5. "Investments" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

We believe our financial risk profile is lower than the industry because:

•Our Standard Commercial Lines segment underwriting risk appetite focuses on small-to-medium-sized accounts with smaller limit profiles and risks weighted more towards low- to medium-hazard than high-hazard. Our average premium per policyholder is approximately $17,000;

•We have sophisticated pricing tools and maintain disciplined financial planning and reserving practices, which help us identify and quantify risk at the policy and portfolio level. We conduct quarterly ground-up reserve reviews for most lines of business, with semi-annual reserve reviews by an independent third-party actuary who issues our year-end regulatory actuarial reserve opinions;

•We purchase significant levels of reinsurance, including (i) a property catastrophe reinsurance program that limits the net after-tax impact of a 1-in-250-year catastrophe to about 4% of our GAAP equity through traditional privately placed reinsurance and a newly-issued catastrophe bond transaction, which provides additional, fully-collateralized coverage at the top end of our reinsurance program and (ii) property and casualty excess of loss reinsurance agreements that limit our retained losses of individual property claims losses to $5 million per risk and casualty claims to $2 million per occurrence; and

•We maintain a conservative investment portfolio, with high quality liquid fixed income and short-term investments, and a 10%-14% allocation to risk assets.

Our financial strength and lower investment and underwriting risk profile have permitted us to operate with higher operating leverage than the industry average. This strategy requires us to balance growth and profit, allowing us to generate higher underwriting and investment portfolio ROEs when profitable. We generate (i) 1.2 points of ROE for each point on the combined ratio and (ii) 2.6 points of ROE for each point of pre-tax investment yield. In 2023, our underwriting and investment income helped generate a 14.3% ROE and a 14.4% non-GAAP operating ROE, with the latter exceeding our 12% non-GAAP operating ROE target. For further details about our 2023 ROE results, please see "Financial Highlights of Results for Years Ended December 31, 2023, 2022, and 2021" in Item 7. "Management's Discussion and Analysis of Financial Condition and

Results of Operations." of this Form 10-K.

Insurance Operations

Overview
We generate our insurance operations' revenue by selling insurance policies and services in return for insurance premiums. One-year term policies constitute the vast majority of our sales. Our most significant cost associated with the sale of insurance policies is our loss and loss expense for insured events covered under these policies.

Loss and loss expense reserves are one of our critical accounting estimates and represent the ultimate amounts we will need in the future to pay covered claims and related expenses that have been incurred under policies we have sold, but have not yet been paid. Estimating reserves as of any given date is inherently uncertain, requiring estimation techniques and a considerable degree of judgment. We regularly analyze our overall reserve position through internal and external actuarial reserve reviews. For a discussion of our loss reserving process, see "Critical Accounting Policies and Estimates" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." and Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

To protect our capital resources and manage the risks associated with our insured risks, we purchase reinsurance from and enter into other risk transfer agreements with third parties. Our insurance subsidiaries transfer risks and share premiums and losses based on percentages specified in an internal reinsurance pooling agreement. For information on our reinsurance treaties and agreements, see "Reinsurance" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

Products and Services
Our Insurance Subsidiaries sell insurance that falls into two broad categories:

•Casualty insurance, which generally covers the financial consequences of (i) injuries employees suffer in the course of employment, (ii) third-party bodily injury and/or property damage from an insured's negligent acts, omissions, or legal liabilities, and (iii) our obligation to defend our insured(s) for covered claims. Casualty claims are long-tailed, regularly taking several years to be reported and settled – and even longer in certain situations.

•Property insurance, which generally covers accidental loss to an insured's real property, personal property, and/or property loss-related earnings. Property claims are usually reported and settled in a relatively short period after the date of loss.

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

Product Development and Pricing
Our insurance policies are contracts with our policyholders that specify the losses we cover and the amounts we will pay on a covered claim. We develop our coverages by (i) adopting policy forms created or filed by statistical rating agencies or other third parties, notably Insurance Services Office, Inc. ("ISO"), American Association of Insurance Services, Inc. ("AAIS"), and the National Council on Compensation Insurance, Inc. ("NCCI"), (ii) independently creating our policy forms, or (iii) modifying third-party policy forms. In developing products and services, we consider market demands, profitability, competitive research, feedback from our independent distribution partners, and the product or service's potential to make our customers' commercial or personal endeavors safer.

Our policies provide coverage for future events, so we do not know actual individual policy loss costs at the time of sale. We consider many variables in determining pricing for coverage. Like most property and casualty insurers, our loss data is not sufficiently credible to independently establish the complex loss cost and rating variable structures our products require. Consequently, we often adopt loss costs and rating structures that statistical rating agencies, such as ISO and NCCI, file with state insurance regulators. We typically modify these loss costs or factors based on actuarial analyses of our credible historical statistical data, factoring in loss trends and other expected impacts. We combine the resulting loss costs with expense and profit provisions to develop premium rates. We sometimes supplement the indicated rates with market information to determine our final filed rates.

We have developed predictive models for many of our Standard Commercial Lines and Standard Personal Lines. We use these models to refine statistical rating agencies' rating plans or independently develop our own rating plans. Predictive models analyze historical statistical data about various risk characteristics that drive loss experience. For our Standard Commercial Lines, we use the output of these models to group existing or potential policies based on our model's view of their expected loss potential. These groupings are inputs in the individual risk underwriting and pricing process. We use these models to develop factors in our filed Standard Personal Lines rating plans. The predictive capabilities of our models depend on the quantity and quality of available statistical data, and we may supplement them with other market information or underwriting judgment.

Customers and Customer Markets
We categorize our Standard Commercial Lines customers into the following strategic business units ("SBUs"):

	Percentage of Standard Commercial Lines	Description
Contractors	44%	General contractors and trade contractors
Mercantile and Services	25%	Retail, office, lessors risk/property owners, automobile services, and golf courses
Community and Public Services	16%	Public entities, social services, religious institutions, and schools
Manufacturing and Wholesale	14%	Manufacturers, wholesalers, and distributors
Bonds	1%	Fidelity and surety
Total Standard Commercial Lines	100%

We do not categorize Standard Personal Lines or E&S Lines customers into SBUs. No one customer accounts for 10% or more of our insurance operations in the aggregate.

We manage our underwriting volatility by focusing on accounts with lower-limits profiles. We also purchase significant levels of reinsurance from reinsurers with an average credit rating of "A" or better. Our reinsurance program supports our ability to write accounts with larger policy limits by limiting individual property and casualty retained losses to $5 million per risk for property claims and $2 million per occurrence for casualty claims. For information on our reinsurance treaties and agreements, see "Reinsurance" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

Geographic Markets
We sell our insurance products and services in the following geographic markets:

•Standard Commercial Lines products and services primarily in 30 states in the contiguous U.S. and the District of Columbia.

•Standard Personal Lines products and services primarily in 15 states in the Eastern, Midwestern, and Southwestern regions of the U.S. Flood insurance, reported in this segment, is sold in all 50 states and the District of Columbia.

•E&S Lines products and services in all 50 states and the District of Columbia.

In 2022, we began writing Standard Commercial Lines business in Vermont, Alabama, and Idaho. This expansion permits us to compete more effectively against national insurers and diversify our portfolio risk. We expect to write new business in West Virginia and Maine in early 2024, and Washington, Oregon, and Nevada in late 2024. Over time, we plan to expand our Standard Commercial Lines footprint into most of the contiguous U.S.

We manage and support our business from offices in (i) Branchville, New Jersey, our corporate headquarters, (ii) Farmington, Connecticut, the principal office for investment operations, (iii) Glastonbury, Connecticut, used by several corporate areas, but primarily our information technology ("IT") department, (iv) Richmond, Virginia, the location of our underwriting and claims service center ("USC"), and (v) six regional branches, with the locations listed in the following table:

Region	Office Location
Heartland	Indianapolis, Indiana
New Jersey	Hamilton, New Jersey
Northeast	Branchville, New Jersey
Mid-Atlantic	Allentown, Pennsylvania, and Hunt Valley, Maryland
Southern	Charlotte, North Carolina
West	Scottsdale, Arizona

Our E&S Lines have offices in Scottsdale, Arizona, and Dresher, Pennsylvania. Our Flood business has offices in Branchville, New Jersey, and Miami, Florida. Our Staff Counsel operation, which defends our policyholders with employee-lawyers, has ten leased offices primarily located in the Eastern region of the U.S.

Distribution Channel
The property and casualty insurance market is highly competitive and regulated, with fragmented market share, particularly in standard commercial lines. The market has three main distribution methods: (i) sales through appointed independent insurance agents and wholesale brokers; (ii) direct sales to personal and commercial customers, including Internet-based digital platforms; and (iii) sales through captive insurance agents employed by or contracted to sell exclusively for one insurer.

By segment, we use the following types of independent distribution partners to sell our insurance products and services:

•Standard Commercial Lines: Independent retail agents;
•Standard Personal Lines: Independent retail agents; and
•E&S Lines: Wholesale general agents.

We seek to compensate our distribution partners fairly and consistently with market practices, generally paying them commissions calculated as a percentage of DPW, with supplemental amounts paid based on profitability and considerations for increased premium or policy counts. No one independent distribution partner is responsible for 10% or more of our combined insurance operations' premium. In 2023, our top 20 distribution partners generated approximately 42% of our DPW, excluding E&S Lines and the flood line of business.

Independent Retail Agents and Standard Lines
A 2022 Independent Insurance Agents & Brokers of America study estimated there are 40,000 independent property/casualty insurance agents and brokers in the U.S., up 11% from their 2020 study. We expect that independent retail insurance agents – representing most of our independent distribution partners – will remain a significant force in overall insurance industry premium production. Their business model, representing multiple insurance carriers, gives customers a broader choice of insurance products, more competitive pricing, and individualized risk-based consultation.

Approximately 1,550 distribution partners sell our standard lines products and services through approximately 2,650 office locations. About 850 of these distribution partners sell our Standard Personal Lines products. Approximately 6,400 distribution partners sell our flood insurance products.

Wholesale General Agents and E&S Lines
We have approximately 90 wholesale general agents, with an aggregated 340 office locations, selling our E&S Lines business. We have granted these wholesale general agents limited binding authority for risks meeting our prescribed underwriting and pricing guidelines. Risks that are not eligible for binding authority are referred to our underwriters.

Marketing
Our primary marketing strategy is to:

•Use a locally-based, empowered field underwriting model for Standard Commercial Lines to provide our distribution partners with resources near their businesses and our mutual customers. For further discussion on this model, see the "Technology, Innovation, and Operating Model" section below.
•Execute on a distribution model that emphasizes the franchise value of appointment to sell our Insurance Subsidiaries' products and services to the principals and producers of our high-quality independent insurance agency partners. To help our agency partners grow profitability and succeed, we establish meaningful and close business relationships by

(i) soliciting, gathering, and acting on their feedback and that of our mutual customers on various topics, including our products and services and brand awareness, (ii) advising them on our new product offerings, and (iii) providing education and development programs focused on producer recruitment, sales training, agency perpetuation, customer experience enhancement, online marketing, and distribution operations.

•Develop and carefully monitor annual goals with each distribution partner on (i) the types and mix of risks they place with us, (ii) new business and renewal retention expectations and pricing, and (iii) the profitability of the business they place with us.

•Develop brand recognition and meaningful customer engagement through a data-driven multi-channel marketing strategy focused on delivering a superior customer experience. We expect this integrated marketing and customer engagement approach will position us as a marketplace leader and (i) afford us a dynamic view of the changing marketplace and customer expectations, (ii) provide us insight into unique value-added products and services that might have the greatest impact on each customer, and (iii) help drive brand health and perception leading to increased retention and business acquisition.

Technology, Innovation, and Operating Model
We continue to evolve our technology and operating model, focusing on innovation and providing our customers and distribution partners with a superior omnichannel experience and "around-the-clock" digital access to account information and transactional capabilities. While many insurers offer digital customer solutions for personal lines, we strive to be a digital and customer experience leader in all three of our insurance operation segments.

Technology
We leverage technology in our business and invest significantly in IT platforms, integrated systems, and cloud-based solutions. We leverage artificial intelligence ("AI") to increase our efficiency within our underwriting and claims functions where it demonstrates the capability to provide efficiency, increase decision speed, or support an omnichannel experience. Additionally, we are in the early stages of deploying general-purpose and industry-trained generative AI and large language models.

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

•Our underwriters with advanced underwriting and pricing tools and predictive models that provide guidance and automatic retrieval of relevant public information on existing and potential policyholders, allowing for improved and quicker decisions, contributing to enhanced profitability and premium growth; and

•Our claims adjusters with predictive tools to identify specific claims likely to involve escalating losses, fraud, subrogation opportunities, or litigation.

Our digital strategy provides our Standard Commercial Lines and Standard Personal Lines customers with a mobile application and a self-service portal branded MySelective. Our award-winning mobile application continues to satisfy users, reaching an all-time high rating of 4.7 out of 5 stars on the Apple App Store. As of December 31, 2023, 56% of our customers registered for MySelective, compared to 50% as of December 31, 2022. MySelective gives policyholders on-demand self-service access to account information, electronic bill payment, and claims reporting. We continue to provide customers with additional digital value-added services, such as proactive messaging about vehicle and product recalls, adverse weather, and claim status.

Our primary technology operations are in Branchville, New Jersey, and Glastonbury, Connecticut. We have agreements with multiple consulting, IT, and supplemental staffing service providers to augment our internal resources. These providers supply approximately 54% of our skilled technology capacity, with 78% of their resources located overseas. We retain management oversight of all projects and ongoing IT production operations. We have procedures to manage an efficient transition to new technology vendors without significantly impacting our operations if we terminate any current service provider.

Innovation
We have a dedicated innovation team under our Chief Marketing and Innovation Officer to maintain our culture of innovation and long-term value proposition to our customers and distribution partners. We established this team to (i) apply proven innovation techniques and methods for identifying, prioritizing, and advancing strategic, innovative ideas and opportunities, (ii) stay apprised of critical industry and insurance technology trends that impact our customers, distribution partners, and employees, and (iii) expand our innovation culture by providing training and skill-building opportunities to our employees and facilitate departmental and cross-functional strategy and innovation sessions.

Operating Model
We believe our unique operating model is a competitive advantage. To support and build better and stronger relationships with our independent distribution partners, our (i) Standard Commercial Lines underwriting and safety management personnel are located in the geographic territories they serve, (ii) claims operation is organized regionally by specialty, with local personnel managing our customer, claimant, and distribution partner relationships, and (iii) personnel are provided with sophisticated tools and technologies to inform underwriting, pricing, safety management, and claims decisions.

Underwriting Process
Our underwriting process by segment is as follows:

•Standard Commercial Lines: Our Standard Commercial Lines corporate underwriting department oversees our underwriting guidelines and philosophy for each SBU and line of business. Through formal letters of authority, our Chief Underwriting Officer ("CUO") delegates underwriting authority after assessing an underwriter's job grade and segment and line of business expertise. Our corporate underwriting department coordinates with our Actuarial Department to determine adequate pricing levels for all Standard Commercial Lines products.

Under the CUO's delegated authorities, our regional underwriting operations make most individual policyholder underwriting and pricing decisions. New business is underwritten by Agency Management Specialists ("AMSs"), with contributions from Production Underwriters, Small Business Teams, and Large Account Underwriters. Renewal business is primarily handled in each region with support from our USC. The regions assign AMSs, Production Underwriters, and underwriters to specific distribution partners and the USC assigns underwriters to support specific distribution partners within the USC.

Our operating model also focuses on improving insured safety and risk management programs, loss experience, and retention, including:

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

We brand these services as "Safety Management: Solutions for a safer workplace."SM We have 93 Safety Management Specialists ("SMSs") in the field supporting our policyholders locally. These specialists regularly interact with current and prospective customers. Their safety enhancement and best practices recommendations reduce our customers' property, liability, and workers compensation risks, including higher-profile risks like sexual abuse. Their account-specific analyses let our underwriters better understand our customers' exposures, enhancing our new business and renewal underwriting decisions.

As part of our safety management initiatives, we proactively provide policyholders with notifications and alerts, identify risks, mitigate potential loss occurrences, and provide tools and technologies that improve safety and reduce losses. Examples include:

•Vehicle recall notifications to our policyholders and distribution partners;

•Weather preparation notices for large storms or hurricanes, including guides on structural improvements, roof and drainage maintenance, and measures to prevent clogged or frozen plumbing and sprinkler systems;

•Food and product recall notifications to policyholders in food manufacturing, distribution, and preparation;

and

•Digital customer self-assessments of workplace hazards, with best practices recommendations tailored to the customer's specific risks.

In 2023, we continued to expand capabilities of our new Standard Commercial Lines agency interface platform designed to streamline new small business policy quoting and issuance. Writing small business, which we define as lower hazard risks in specific industry classes with less than $25,000 in policy premium, is a core part of our strategy. In recent years, the small business market has become more competitive, with more carriers using technology dedicated to new business generation. We continue to execute a multi-year strategy to (i) improve small business writing ease and speed for our distribution partners and (ii) offer a best-in-class small business customer experience. We enhanced our rating platform's user experience by reducing the amount of required information before quote generation and continuing to improve eligibility of agency-issued business that needs no underwriter involvement ("straight-through processing"). In addition, at the end of 2023, we completed our roll-out of comparative rating tools for specific lines of businesses within Standard Commercial Lines.

In 2024, we plan to add additional business capabilities within Standard Commercial Lines small business, such as introducing small business eligibility to new lines of businesses, streamlining quoting capabilities through data prefill functionality, and in-platform user experience improvements to optimize new small business growth and straight-through processing with our distribution partners.

•Standard Personal Lines: Our Standard Personal Lines underwriting operations are centralized and highly automated. Most new and renewal business is underwritten and priced through an automated system containing our filed rates and rules. Exceptions to our internal underwriting guidelines are approved under the direction of our Standard Personal Lines CUO. For long-term growth, we are actively repositioning our Standard Personal Lines business to better serve the mass affluent market, where we believe our strong coverage and servicing capabilities make us more competitive. We have multiple initiatives in place to improve this segment's overall results, including the prioritization of rate filings on a state-by-state basis and the introduction of new homeowners' policy terms and conditions.

•E&S Lines: Our E&S Relationship and Underwriting Managers focus on marketing our product capabilities to wholesale general agents, training them on underwriting guidelines and automation, and obtaining market insight from them. Our wholesale general agents provide front-line new and renewal underwriting and policy administration services per our prescribed guidelines. Our small commercial E&S underwriters review all requested exceptions or declinations based on individual account risk characteristics. Our middle market E&S commercial underwriters write larger accounts. They receive complete submissions for individual account risk characteristics from wholesale general agents and make underwriting, exposure validation and pricing decisions based on that submitted information supplemented by other third-party data. Wholesale general agents who submit middle-market commercial risks do not have the authority to quote or bind accounts on our behalf.

In 2022, our E&S Lines implemented an automated small business rate, quote, bind, and issue system. This new system allows our underwriting teams and agents to cost-effectively and efficiently grow their business with us by reducing manual touchpoints throughout the policy lifecycle. Underwriting rules embedded in the system qualify the submissions within an agent’s authority and route accounts requiring additional review directly to an underwriter. Further investments in product expansion, risk evaluation, and operational efficiency for middle market E&S accounts are in progress and are expected to be introduced in 2024.

Our independent distribution partners designate Standard Commercial Lines and Standard Personal Lines accounts to be serviced by our USC. All USC employees are licensed agents who respond to policyholder inquiries about insurance coverage, billing transactions, and other matters. For the convenience of us handling USC transactions, our distribution partners agree to receive a slightly lower-than-standard commission on the associated premium. As of December 31, 2023, our USC was servicing NPW of about $110 million, representing 3% of our total NPW.

Claims Management
Timely and appropriate investigation of a claim's facts and circumstances in light of our policy's terms, conditions, and exclusions is an essential service we provide to our policyholders, their claimants, and our distribution partners. To address the increasing complexity of coverage evaluation, construction methods, and litigation, we have structured our claims organization to emphasize:

•Claims handling by technical areas of expertise, such as automobile liability, general liability, property, and workers compensation, with each business line having a specialized claims unit focused on high severity or technically complex losses and litigation;

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

We have been executing a multi-year claims system modernization and process transformation strategy to (i) provide our adjusters with increased quality, real-time data, enabling quicker decisions, (ii) monitor our adjusting team's workflows, (iii) optimize processes, and (iv) deliver an exceptional customer experience. This strategy also ensures each line of business has an efficient workflow tied to each file's complexity. The system will use business rules to assign claims to an appropriately experienced adjuster. This is expected to (i) reduce cycle times and claims adjudication costs and (ii) improve insured and distribution partner customer service. The modernized system will enable expedited low-touch or no-touch claims processing, depending on the type and severity of the exposure. Our claims adjusters will be able to provide improved visibility and transparency throughout the life cycle of a claim file to our insureds, claimants, and agents.

Throughout 2024, we will be integrating our claims system with key third-party vendors to (i) enable texting capabilities with claimants and (ii) streamline management of replacement rental vehicles and auto physical damage evaluation and repair estimates. Consequently, our adjusters will need to work in fewer systems, increasing their efficiency, and improving the overall customer experience through reduced cycle times and improved communication. In 2024, we will also be (i) introducing a digital payment solution allowing direct fund transfer to insureds, claimants, and vendors and (ii) increasing our payment functionality to allow digital payments to single, multi-party, lien holder, and mortgage payees. These changes should reduce paper check printing and mailing expenses and allow for quicker receipt of claim payments by claimants.

Our Special Investigations Unit ("SIU") supports all insurance operations by investigating potential insurance fraud and abuse. The SIU works consistent with applicable law and direction from regulatory bodies and non-profit organizations dedicated to combating and preventing insurance crime. The SIU adheres to uniform internal procedures to improve detection and act on potentially fraudulent claims. We have developed a proprietary SIU fraud detection model that identifies potential fraud cases early in a claim's life. We report SIU findings to the proper authorities consistent with legal obligations.

Insurance Operations Competition

We face substantial competition in the insurance marketplace from public, private, and mutual insurance companies with varying levels of brand recognition, scale and operational efficiency, capital bases, book of business diversification, and cost of capital. Many competitors rely on independent partners to distribute their products and services like us. Other insurance carriers either employ their agents, who represent only them, or use a combination of distribution partners, captive agents, and direct marketing.

The property and casualty insurance market is highly competitive in our insurance segments, with market share fragmented among many companies, particularly in Standard Commercial Lines and E&S Lines. We compete primarily with regional and national insurers on coverage terms, claims service, customer experience, safety management services, ease of technology use, price, value-added services, and financial strength ratings. We also face increased competition from established direct-to-consumer insurers, existing competitors, and new entrants, many with lower cost structures and digital technology.

Investments Segment

Our investment portfolio's objectives are to maximize after-tax net investment income and generate long-term growth in book value per share. We aim to accomplish this by maximizing the portfolio's overall total return by investing (i) the premiums from our insurance operations and (ii) amounts generated through our capital management strategies, including debt and equity security issuances. We balance those objectives against prevailing market conditions, capital preservation considerations, and our enterprise risk-taking appetite. We maintain (i) a well-diversified portfolio across issuers, sectors, and asset classes and (ii) a high credit quality fixed income securities portfolio with a duration and maturity profile at an acceptable risk level that provides ample liquidity. Our fixed income securities primarily include corporate, asset-backed and mortgage-backed securities, and state and local municipal obligations. We also invest in public equity securities, commercial mortgage loans, short-term investments, alternative investments, and other investments. Alternative investments primarily include limited partnership investments in private equity, private credit, and real estate strategies. Other investments include Federal Home Loan Bank ("FHLB") stock and tax credit investments.

For further information regarding our risks associated with the overall investment portfolio, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." and Item 1A. "Risk Factors." of this Form 10-K. For additional investment information, see the "Investments Segment" section in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations." and Note 5. "Investments" included in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

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

NAIC Financial Monitoring Tools
Our various state insurance regulators are members of the National Association of Insurance Commissioners ("NAIC"), which has established statutory accounting principles ("SAP") and other accounting reporting formats and model insurance laws and regulations governing insurance companies. An NAIC model statute, however, only becomes law after state legislative enactments, and an NAIC model rule only becomes a regulation after state insurance department promulgation. Adopting specific NAIC model laws and regulations is a condition of the NAIC Financial Regulations Standards and Accreditation Program. This program permits state insurance departments to recognize and rely on the financial examinations and other reviews their counterparts conduct, creating efficiencies and limiting overlapping examinations of the same insurance companies.

The following are among the NAIC's various financial monitoring tools, most predicated on NAIC model laws and regulations that are material to the regulators in states in which our Insurance Subsidiaries are organized:

•The Insurance Regulatory Information System ("IRIS"). IRIS identifies thirteen (13) industry financial ratios and specifies "usual values" for each. Departure from the usual values on four or more financial ratios can lead to inquiries from individual state insurance departments about certain aspects of an insurer's business. Our Insurance Subsidiaries have consistently met most IRIS ratio tests.

•Risk-Based Capital ("RBC"). RBC is measured by four major property and casualty insurance risks: (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk. Regulators increase their scrutiny, up to and including intervention, as an insurer's total adjusted capital declines below the NAIC-required capital level. Based on our 2023 statutory financial statements prepared in accordance with SAP, all our Insurance Subsidiaries had total adjusted capital substantially exceeding the regulatory action levels defined by the NAIC.

•Group Capital Calculation ("GCC"). The GCC expands the existing RBC calculation to include (i) capital requirements for other regulated entities in the group and (ii) defined capital calculations for other group entities that are unregulated. The calculation provides state insurance regulators with additional analytical information for assessing group risks and capital adequacy, complementing the existing holding company disclosures and analyses. Based on our 2023 statutory financial statements prepared in accordance with SAP, our GCC ratio exceeds the regulatory action minimum threshold.

•Annual Financial Reporting Regulation (referred to as the "Model Audit Rule"). The Model Audit Rule, based closely on the Sarbanes-Oxley Act of 2002, as amended ("Sarbanes-Oxley Act"), regulates (i) auditor independence, (ii) corporate governance, and (iii) internal control over financial reporting. As permitted under the Model Audit Rule, the Audit Committee of our Board of Directors ("Board") serves as the audit committee of each of our Insurance Subsidiaries.

•Own Risk and Solvency Assessment ("ORSA"). ORSA requires an insurer to maintain a framework for identifying, assessing, monitoring, managing, and reporting "material and relevant risks" associated with the insurers' (or insurance groups') current and future business plans. ORSA, adopted by the state domicile insurance regulators of our Insurance Subsidiaries, requires an insurer to annually file an internal assessment of the adequacy of its risk management framework and current and projected future solvency position. For more information on our internal process of assessing our significant risks, refer to the "Corporate Governance, Sustainability, and Social Responsibility" section below.

NRSROs
Rating agencies monitor our capital adequacy but are not formal regulators. Two are (i) AM Best, with its Best Capital Adequacy Ratio ("BCAR") model, and (ii) S&P, with its capital model. Both evaluate the strength of an insurer's balance sheet, comparing available capital to estimated required capital at various probability or rating levels. BCAR and the S&P model differ from the NAIC financial monitoring tools, particularly RBC. While RBC, the BCAR model, and the S&P capital model show similar direction as scenarios change, they react differently to variations in economic conditions, underwriting and investment portfolio mix, and capital. We regularly evaluate our capital adequacy relative to these capital models to ensure we can effectively pursue our business strategies. Rating agencies also revise their capital adequacy models and requirements more frequently than the NAIC updates its financial monitoring tools.

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
◦Gramm-Leach-Bliley Act;
◦Fair Credit Reporting Act;
◦Drivers Privacy Protection Act; and
◦Health Insurance Portability and Accountability Act.
•The Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) govern publicly-traded companies. These laws require or permit national stock exchanges or associations, such as the Nasdaq Stock Market LLC, where we list our equity securities, to mandate certain governance practices.

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

For additional information on regulation and the potential impact of regulatory changes on our business, refer to the regulation risk factor within Item 1A. "Risk Factors." of this Form 10-K.

Corporate Governance, Sustainability, and Social Responsibility
We strive to maintain high ethics and integrity in our business practices. We are committed to understanding and mitigating risk, serving customers and distribution partners responsibly, enabling our employees’ professional development and work/life balance, and helping the communities where we live, work, and serve while being environmentally responsible.

Corporate Governance
Strong governance, oversight, and transparency are the foundation of our financial and operating success. Our mature risk culture and governance structure are cornerstones of our risk management framework, designed to enhance the decision making process and strengthen risk-reward evaluations.

Our internal control framework follows the Committee of Sponsoring Organizations of the Treadway Commission (COSO) model, deploying three lines of defense:

•The first line of defense is the individual business functions that deliberately assume, own, and manage the risk on a daily operational basis.

•The second line of defense is responsible for risk oversight, supporting the first line in understanding, monitoring, and managing our risk profile through an Executive Risk Committee ("ERC") and dedicated risk team.

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

Our risk governance structure consists of the following major components:

Risk Oversight	Board of Directors
	•Executive Committee	•Finance and Investments Committee
	•Corporate Governance and Nominating Committee ("CGNC")	•Compensation and Human Capital Committee
	•Audit Committee	•Risk Committee
	2	STRATEGY SETTING AND ESTABLISHING RISK TOLERANCE
Risk Management	Management and Operating Committees
	•Management Investment Committee ("MIC")	•Reserve Committee
	•Underwriting Committee	•Executive Risk Committee
	•Emerging Risk Committee	•Disclosure Committee
	•Enterprise Project Management Office ("EPMO")	•Market Security Committee ("MSC")
•Large Claims Committee
	2	APPETITE AND LIMIT GOVERNANCE
Risk Identification & Reporting	Enterprise Risk Management Function
•Supported by individual business units and functional areas.

Board Oversight
Our Board's function is one of oversight and guidance. The Board and its committees ("Board Committees") oversee our business performance and the management team ("Management"). The Board reviews and discusses Management reports about our performance, strategy, risk and significant issues. Twelve of thirteen Board members are independent.

Our Board oversees our Enterprise Risk Management ("ERM") process, and all Board Committees oversee risks specific to their areas of supervision and report their activities and findings to the entire Board. In addition, effective January 1, 2024, the Board created a Risk Committee to oversee our ERM framework and practices and assist the Board in overseeing our operational activities and identifying and reviewing related risks. Previously, the Board's Audit Committee had responsibility for oversight of our ERM framework and practices.

Management and Operating Committees
Our Chief Executive Officer (“CEO”) directs the implementation of our business strategy. Management regularly reports to the Board on significant events, issues, and risks that may materially affect our business or financial performance. A description of each Management committee and our ERM function follows:

•Management Investment Committee - Responsible for (i) setting and implementing the investment objectives and asset allocation, (ii) approving and overseeing compliance with investment policies, (iii) selecting qualified external investment managers and advisors, and (iv) monitoring performance, transactions, and specific risk metrics. Our investment team and external investment managers execute our investment strategy and objectives. The MIC typically meets two times every quarter and more often as needed and reports quarterly to the Board's Finance and Investment Committee.

•Underwriting Committee - Responsible for (i) establishing and reviewing authority levels of the CUOs and head of E&S Lines and (ii) reviewing and making decisions on any underwriting transaction and/or action that is outside of their authority. The Underwriting Committee oversees the underwriting authority distribution process across our insurance operations. This committee meets as appropriate and evaluates a variety of information related to specific accounts presented, including underwriting, safety management, claims, and market considerations, as well as key projected catastrophe modeling metrics when considering a large property account.

•Emerging Risk Committee - Responsible for identifying and monitoring new and evolving risk issues that could significantly impact our financial strength, reputation, or long-term strategy. This committee meets quarterly and reports the most significant risks to the ERC and the Board and its applicable committees.

•Enterprise Project Management Office ("EPMO") - Responsible for the oversight of large-scale projects. Our EPMO framework uses a consistent methodology to review the return on investment for each major capital expenditure (such as IT system purchases). Projects above a certain dollar threshold require Board approval. The EPMO, which includes senior management representatives from all primary business and corporate areas, meets regularly to review all significant initiatives and receives status reports on other projects. The EPMO is an important factor in the success of our business strategy and technology implementations. The EPMO meets ten times per year and more often as needed.

•Large Claims Committee - Reviews and approves all claim loss or loss reserves or payments above the Chief Claims Officer's authority before the Chief Claims Officer takes any action. Claims that (i) have or are likely to exceed a reinsurance policy coverage limit, (ii) have bad faith exposure of $15 million or more, (iii) are likely to generate significant news interest or negative publicity, or (iv) potentially create a significant legal precedent on an insurance coverage issue are reported to the Board's Risk Committee. The Large Claims Committee meets on an as-needed basis.

•Reserve Committee - Responsible for monitoring loss and loss expense reserve levels and taking management actions regarding financial recording of reserves. The reserve committee meets quarterly and as needed and reports reserve indications and actions to the Board and it's Audit Committee. In addition, key reserve metrics are reported to the ERC and the Board's Risk Committee.

•Executive Risk Committee - Responsible for the holistic evaluation and supervision of our risk profile, and determining future risk management actions supporting our overall risk profile. The ERC provides management oversight of our ERM function. The ERC relies on several management committees to analyze and manage specific major risks, including the Emerging Risk Committee and the Underwriting Committee. The ERC meets quarterly, and as needed, to review and discuss various topics and the interrelation of our significant risks, including, without limitation, capital modeling results, capital adequacy, risk metrics, emerging risks, and sensitivity analysis.

•Disclosure Committee - Responsible for establishing and implementing procedures to ensure compliance with Regulation FD and other applicable securities laws. This committee meets two times every quarter and more often as needed.

•Market Security Committee - Responsible for reinsurance purchase decisions, approving of individual reinsurers on our panel, assessing reinsurer counterparty risk, and monitoring catastrophe risk. The MSC is comprised of executives and senior leaders with diverse financial and underwriting expertise. The MSC meets semiannually, before each major treaty renewal and more often as needed. At least semiannually, the MSC updates the Board's Risk Committee on reinsurance purchases, including market trends and any changes in treaty structure and terms and conditions. For any reinsurance-related catastrophe bond issuance, the Board’s Finance and Investments Committee reviews and approves related security offerings.

ERM Function
The ERM unit identifies, measures, monitors, and reports key and aggregated enterprise-wide risks to the ERC, the Board and its Risk Committee. The ERM unit works with other functional areas to develop appropriate responses to identified risks and supports the successful execution of our business strategy.

We rely on quantitative and qualitative tools to identify, prioritize, and manage our major risks, including proprietary and third-party computer modeling and other analyses. When appropriate, we engage subject matter experts, such as external actuaries, third-party risk modeling firms, and IT and cybersecurity consultants. Our Insurance Subsidiaries annually file an ORSA report with their domiciliary state insurance regulators. ORSA is an internal solvency assessment developed by the Chief Risk Officer ("CRO") in coordination with the ERC and reviewed by our Board.

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

•Other risks, which include a broad range of operational risks, many challenging to quantify, such as talent/human capital, market conditions, economic, legal, regulatory, reputational, and strategic risks – as well as the risks of fraud, human failure, modeling risks, inadequate business continuity plans, or failure of controls or systems, including cybersecurity risk; and

•Emerging risks, which include risks in the other categories that are new, rapidly evolving, or increasing substantially compared to historical levels. For example, we consider (i) heightened levels of economic inflation, (ii) the enactment of reviver statutes for abuse victims, (iii) climate change, (iv) the increased threat of cyber incidents, and (v) the increased use of artificial intelligence all to be emerging risks.

The table below maps our management and operating committees to their responsibilities for our five major risks.

Major Risk Category	Emerging Risk Committee	MIC	MSC	Disclosure Committee	EPMO	Reserve Committee	Large Claims Committee	ERC	Underwriting Committee
Asset Risk		X	X					X
Underwriting Risk			X			X	X	X	X
Liquidity Risk		X	X					X
Other Risks				X	X		X	X
Emerging Risks	X							X

Our risk governance structure facilitates effective risk conversations across all levels and disciplines of the organization and promotes strong risk management practices. All our strategies and controls, however, have inherent limitations. We cannot be sure that an event or series of unanticipated events will (i) occur or not occur and generate losses greater than we expect and (ii) have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. An investor should carefully consider the risks and all other information included in Item 1A. "Risk Factors.," Item 7A. "Quantitative and Qualitative Disclosures About Market Risk.," and Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Sustainability and Social Responsibility
We integrate sustainability principles into our business and partner with key stakeholders to develop solutions that enhance resilience, well-being, and customer service. Our areas of focus include (i) developing our human capital to create a highly engaged and diverse team of employees and leaders who will guide us into the future, (ii) understanding and attempting to mitigate the environmental impact that climate change has on our business and operations, and (iii) providing customers with empathetic claims service and risk mitigation solutions.

Human Capital
We recognize that developing and protecting our human capital and providing a beneficial employee experience complements and contributes to superior longer-term financial performance. We are committed to maintaining a safe and inclusive workplace for our approximately 2,650 employees. In 2023, we were (i) designated as a Great Place to Work CertifiedTM organization for the fourth consecutive year and (ii) recognized by Forbes as one of "America's Best Mid-Size Employers" for the third time.

Physical, Social, and Financial Well-Being of our Employees
We invest significantly in our employees' physical, social, and financial well-being, which is essential to attracting and retaining the best talent. We are committed to pay competitively and regularly analyze compensation and take appropriate action to ensure internal equity and external market alignment. We offer competitive financial benefit programs to support the fiscal well-being of our employees and their families. Among the offerings are a 401(k) plan with non-elective and employer matching contributions, an employee stock purchase plan offering discounted stock purchases, and tuition reimbursement and student loan repayment programs. Most employees are eligible to participate in our annual cash incentive program, funded and paid based on the achievement of established financial and strategic objectives. Employees above certain levels are eligible to participate in our long-term stock-based incentive compensation programs. We also offer a wide range of competitive and convenient health and wellness programs. To support our employees' social and emotional well-being, we encourage connections with their colleagues and communities through various programs, such as paid time off for volunteer work, matching charitable donations, employee engagement events, employee resource groups, and unique programming to meet employee needs.

Talent Development and Employee Retention
We invest significant time and resources in (i) training and development to assist our employees in fulfilling their professional potential and having rewarding careers and (ii) efforts to retain our best talent and foster a positive work-life balance. We are committed to ongoing employee learning, personal growth, and continuous improvement. Our employees have access to a wide range of resources, including live instructor-led training courses and online skills training courses. We also have leadership and talent development programs and initiatives at all levels of the organization. Examples include our (i) Next Generation of Leaders program, which identifies early- and mid-career management for focused development opportunities that prepare them for future senior leadership, (ii) RISE (Retain Include Support Engage) program, which is an accelerated professional development program for individual contributors interested in first-level management positions, (iii) Accelerate program, which provides training for new managers to enhance leadership capabilities, (iv) Elevate program, which prepares high school students for an insurance-industry career, and (v) our Ignite Internship and Momentum Trainee programs, which are early career programs that help develop our future talent pipeline. Our early career initiatives earned the 2023 Campus Forward Award from RippleMatch and the Elite 50 Internships Award from Rising Insurance Start Executives.

Of our 2,650 employees at December 31, 2023, 1,170 are normally home-based; 790 are in our regional offices; and the remainder are in our corporate office. Our Flexible Work Location Policy permits most office-based employees to work remotely 60% of the time. Our 2023 employee turnover rate was approximately 11%, compared to 15% in 2022. Employees with over 20 years of service represented approximately 15% of our workforce.

Diversity, Equity, and Inclusion
We fully support the premise that collaboration by employees with diverse backgrounds, ideas, and experiences can foster innovation, improving operational performance, product and service development, customer experience, market opportunities, and profitability. We have initiatives to increase representation and cultivate greater inclusion of individuals with different ethnicities, races, ages, veteran statuses, sexual orientations, gender identities and expressions, disabilities and socio-economic backgrounds. Initiatives include (i) sponsoring employee resource groups open to all employees that focus on interests and concerns of females, Black, LGBTQ+, veterans and those serving in the military, employees early in their career, and employees impacted by physical, mental, or emotional challenges, (ii) a professional development program focused on individual contributors, (iii) implementing business objectives tied to creating an inclusive and engaging work environment, (iv) enhanced hiring, retention, and promotion practices including diverse candidate pools and interviewing panels and training on implicit bias, (v) recruiting at diverse colleges and universities, (vi) partnering with the National African American Insurance Association and the Latin American Association of Insurance Agencies for services and programming for our employees' use, and (vii) adding new Board directors with diverse backgrounds, skills, and experiences through a robust process managed by our Board's CGNC.

As of December 31, 2023, women represented (i) 58% of our non-officer workforce, consistent with December 31, 2022, and (ii) 35% of our officer workforce, up two points from December 31, 2022. Our ethnic diversity for officers and non-officers is consistent with the national average for financial services. Approximately 77% of our workforce was White at year-end 2023, compared to 78% at year-end 2022, and 23% were a combination of Black, Latin, Asian, and all other ethnicities combined at year-end 2023, compared to 22% at year-end 2022. We have a diverse Board, with five directors on our Board identifying as part of one or more underrepresented groups.

Environmental
As a property and casualty insurance company, we cover thousands of individuals and businesses against the financial impact of insured losses, including catastrophic events. Climate change increases the unpredictability of weather-related loss frequency and severity, posing a long-term risk to our customers’ lives and livelihoods – and our business. We aim to mitigate the impacts of climate change by (i) prudently overseeing and managing catastrophe risk exposure, (ii) helping our customers through responsive claims handling, safety management services, and proactive weather alerts, (iii) preparing for the continuing transition to clean energy, and (iv) reducing our carbon footprint. Understanding and helping mitigate climate change perils for our business and customers is core to our operations and strategy. We believe these efforts (i) contribute to our corporate responsibility to help mitigate the impact of climate change and (ii) will reward our shareholders with sustained superior financial and operating performance over time.

The Emerging Risk Committee identified climate change as a "high" level emerging risk, reviewing it at least quarterly with the ERC and Board. The ERM unit, the ERC, and Management stay informed on key climate change risk developments through industry publications, webinars, conferences, and regular engagement with outside sources, such as our reinsurance brokers, investment managers, and trade associations.

Our ERM function is responsible for measuring, assessing, and monitoring the mitigation of the physical and transition risks due to climate change. Physical risks arise from the changing frequency, severity, and characteristics of acute events, such as hurricanes, floods, and wildfires. These risks can directly affect our underwriting results, the long-term viability of certain business lines we write, and our investment portfolio. Transition risks arise from society’s transition towards a low-carbon economy, driven by policy and regulations, low-carbon technology advancement, and shifting sentiment and societal preferences.

Due to our business risk profile and geographic concentration in the Northeast and Mid-Atlantic states, hurricane peril is our most significant natural catastrophe exposure, driving the “tail” of our modeled catastrophe loss distribution. This risk has influenced our decision to diversify our underwriting portfolio geographically and set rigorous coastal property exposure guidelines. In addition to managing our peak hurricane exposure risk, we seek to manage our exposures to other perils, such as severe convective storms, winter storms, flooding, and wildfires. We do not write crop insurance, have minimal exposure to private flood, and have a small geographic footprint in the Western U.S., so our exposures to specific weather-related perils, such as droughts, wildfires, and flooding, tend to be relatively modest. We monitor our investment exposure to carbon-intensive industries to measure our vulnerability to climate-related risks involved with the transition to a low-carbon economy.

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

Insurance Operations
In managing our insurance operations' physical climate-related risks, we model our property portfolio for hurricanes and other wind events semiannually in July and January. Wildfire risk, which presents significantly lower exposure for our portfolio compared to hurricanes and other wind events, is modeled annually in July. For some time, we have not underwritten specific environmentally-hazardous risks related to production from coal mines, thermal coal plants, or oil sands extraction because they are outside our underwriting appetite.

Our underwriting controls employ authority levels in writing large individual property risks and large property accounts that could create or exacerbate a property aggregation issue. If any individual location exceeds the CUO's property limit authority, it must be approved by the Underwriting Committee, comprised of the Standard Lines Chief Operating Officer, CFO, Standard Commercial Lines CUO, Executive Vice President of E&S Lines, and CRO. When considering large property accounts, the Underwriting Committee typically reviews an evaluation of property aggregations in the particular county and state and projections of marginal impact on our aggregate modeled losses, assuming we wrote the risk. The discussion covers our catastrophe risk aggregation appetite and the appropriate pricing for taking the increased risk aggregation.

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

Property insurance is the primary climate-related insurance operations risk. However, we have potential climate-related claims under liability policies, such as directors’ and officers’ ("D&O") liability insurance policies. We monitor these liability risks, but our liability-related climate exposure is partially mitigated through our (i) D&O appetite selection, which includes no public companies or financial institutions, and (ii) focus on writing business with small regional footprints and avoiding environmentally-hazardous risks.

Investments
We incorporate sustainability considerations into our robust investment due diligence processes. To establish appropriate sustainability investment governance, we maintain (i) a well-diversified portfolio across issuers, sectors, and asset classes, and (ii) a high credit quality fixed income securities portfolio with a duration and maturity profile at an acceptable risk level that provides ample liquidity. In addition, we work with our third-party investment managers to ensure they incorporate sustainability guidelines and protocols into their investment process while managing our mandates. Our investment strategy considers climate change risk by prohibiting any new direct equity or debt investments in thermal coal enterprises, including those generating 30% or more of their (i) revenue from the ownership, exploration, mining, or refining of thermal coal, or (ii) electricity generation from thermal coal. We believe that as society transitions to a low-carbon economy, the value of these assets could be at greater risk.

Other
In addition to mitigating insurance operations and investment risk, we:

•Have robust plans to ensure operational continuity if we suffer unforeseen or catastrophic events. We have business continuity plans for our key data processing facility (Disaster Recovery Plan), the leadership team (Executive Crisis Management Plan), and significant operational areas. We review, update, and test these plans at least annually. Our tests include, but are not limited to, “tabletop” exercises and planned hands-on tests.

•Track our Scope 1 and Scope 2 greenhouse gas ("GHG") emissions; however, as an insurance holding company, we are a low GHG emitter relative to entities in many other industries. Our Scope 1 emissions include consumption of natural gas, diesel, refrigerant, and the fuel employees use for work travel in company cars, and our Scope 2 emissions comprise our electricity usage.

•Built ground-mount and garage-canopy solar photovoltaic facilities at our corporate headquarters. The facilities can generate approximately five million kWh of electricity annually, and we sell the related solar renewable energy credits to others. We sell these solar renewable energy credits, so our renewable energy production does not reduce our GHG emissions. However, it does contribute to cleaner energy production.

Ongoing Initiatives
Our objective is to continue to reduce our carbon emissions over the long term. We have many initiatives that we expect will reduce GHG emissions over time. Some include:

•Upgrades to our corporate headquarters building management system, which should reduce heating and cooling natural gas consumption;
•Making efforts to transition our company cars from gasoline to hybrid vehicles;
•Conversion of all corporate headquarters light bulbs to LED;
•Hybrid work schedule; and
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

Item 1A. Risk Factors.

Certain risk factors can significantly impact our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change actions in executing our long-term capital strategy. Examples include, without limitation, contributing capital to any or all of our ten property and casualty insurance subsidiaries ("Insurance Subsidiaries"), issuing additional debt and/or equity securities, repurchasing our existing debt and/or equity securities, or increasing or decreasing common stockholders' dividends. We operate in a continually changing business environment, and new risk factors emerge from time to time. Consequently, we can neither predict such new risk factors nor assess their potential future impact on our business, if any.

Risks Related to our Insurance Operations

We are subject to losses from catastrophic events.
Losses from natural and human-made catastrophes can negatively impact our financial results. Examples include hurricanes, tornadoes, windstorms, earthquakes, hail, severe convective storms, severe winter weather, derechos, floods, and fires, some related to climate change, and criminal and terrorist acts, including cyber-attacks, civil unrest, and explosions. The frequency and severity of these catastrophes are inherently unpredictable, and the frequency and severity of catastrophe losses have increased globally in recent years. In many cases, the increase in catastrophe losses relate to small- to- medium-sized events that primary insurers retain and do not cede to reinsurers. Although we use sophisticated catastrophe modeling techniques to manage our catastrophe exposure, catastrophe models provide estimates that may materially differ from actual exposure and loss experience. For example, catastrophe models did not fully estimate the potential for some recent catastrophe loss activity (such as Winter Storm Elliott freeze losses in December 2022) and the concurrent recent economic inflation on construction costs.

Our insurance operations primarily write risks in the Eastern, Midwestern, and Southwestern regions of the U.S. Our most significant natural and/or human-made catastrophe exposures are (i) hurricanes impacting the Eastern U.S., (ii) severe convective storms, including hailstorms and tornadoes, (iii) winter storms, (iv) earthquakes, and (v) terrorism events. Single storms could adversely impact our financial results, but it is also possible that we could experience more than one severe catastrophic event in any given calendar year. We track our severe weather and catastrophe losses using definitions and information we obtain from Insurance Services Office, Inc.'s ("ISO") Property Claim Services unit, an internationally recognized authority on insured property losses from catastrophes in the U.S., Puerto Rico, and the U.S. Virgin Islands.

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
•Potential fraud and inflated repair costs, partly driven by (a) demand surge post-event and (b) opportunistic service providers;
•Higher loss expenses due to shortages of claims adjusters available to appraise damage;
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

A significant component of climate change risk is that the frequency and severity of extreme weather events may evolve differently relative to historical levels – leading to greater model uncertainty. Climate change models project significant differences in global regional warming above pre-industrial levels, depending on future levels of climate mitigation and geographic location. These global regional differences, whether attributable to nature or human activities, include increases in (i) mean temperature in most land and ocean regions, (ii) hot extremes in most inhabited regions, (iii) heavy precipitation in several regions, and (iv) the probability of drought and precipitation deficits in some regions.

Human-made catastrophes

Cyber Attacks and Incidents
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

We provide cyber-specific policies to our commercial lines and personal lines customers through 100% reinsured solutions with highly-rated specialty cyber markets. These solutions allow us to meet our customers' needs for cyber insurance while mitigating our underwriting risk as we develop our expertise in the cyber insurance market.

Beyond our cyber-specific policies, our other insurance policies provide some first- and third-party cyber coverages:

•We offer limited first-party affirmative cyber coverage in our commercial property and businessowners' policy forms. We limited our "silent cyber" exposure through an affirmative coverage grant subject to a sub-limit.
•Our base property forms typically include a coverage grant of $2,000 or $10,000. Most of our property policies also contain an affirmative endorsement providing "virus and harmful code" coverage subject to a sub-limit. Over 90% of our policies with virus/harmful code coverage on commercial property, businessowners', commercial output policy, or inland marine forms have sub-limits of $25,000 or lower. For policies effective October 1, 2022 and later, we implemented cyber incident exclusions that exclude malicious cyber except for the sub-limited coverage provided in the base ISO coverage forms and our property and businessowners' property “virus and harmful code” extension endorsements. These exclusions clarify coverage and have no premium impact.

•Most of our general liability and businessowners' policies exclude cyber-related liability losses, except for "bodily injury." Our specific cyber-exclusion and liability forms' lack of affirmative sub-limited cyber coverage, effectively limit most "silent cyber" exposure.
•By statute, workers compensation policies do not have cyber exclusions, and a cyber-attack-related workplace injury could trigger coverage.

Terrorism
We are required to participate in TRIPRA, now extended to December 31, 2027, for our Standard Commercial Lines and E&S Lines business. TRIPRA rescinded all previously approved coverage exclusions for terrorism and requires private insurers and the U.S. government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. Under TRIPRA, each participating insurer must pay a significant deductible of specified losses before federal assistance is available. Our $543 million deductible is based on a percentage of our prior year’s applicable Standard Commercial Lines and E&S Lines premiums. In 2024, the federal government will pay 80% of losses above the deductible, with the insurer retaining 20%. Although TRIPRA will mitigate some of our loss exposure to a large-scale terrorist attack, our deductible could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. If the U.S. Secretary of the Treasury does not certify specific terrorist events, we could be required to pay terrorism-related covered losses without TRIPRA's risk-sharing benefits. We also could be required to pay terrorism-related losses for customers who declined terrorism coverage.

Our primary workers compensation policies are required to cover terrorism risk, so TRIPRA applies to those policies. Insureds with non-workers compensation commercial policies can accept or decline our terrorism coverage or negotiate with us for other terms. In 2023, 85% of our Standard Commercial Lines non-workers compensation policyholders purchased terrorism coverage that included nuclear, biological, chemical, and radioactive ("NBCR") events. TRIPRA also applies to cyber liability insurance policies reported under a Terrorism Risk Insurance Program-eligible line of insurance.

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

An increase in natural or man-made catastrophe losses, including a systemic cyber-attack that produces an aggregation of property and/or casualty cyber losses, will reduce our net income and stockholders’ equity and could have a material adverse effect on our liquidity, financial strength, and debt ratings. The closer a catastrophe occurs to the end of a reporting period, the more likely we have limited information to estimate loss and loss expense reserves, increasing the uncertainty of our estimates. More comprehensive claims information available after a reporting period may result in reserve changes in subsequent periods.

Our loss and loss expense reserves may not adequately cover actual losses and expenses.
We maintain reserves for our estimated liability for loss and loss expense associated with reported and unreported insurance claims. Estimating loss and loss expense reserves is inherently uncertain, and there is no method for precisely estimating the ultimate liability for the settlement of claims. We base our loss and loss expense reserve estimates on our internal in-depth reserve review, which uses our loss experience, claims payment and reporting patterns, and our view of underlying claims frequency and severity trends. We supplement the estimates with other subjective considerations, including projected impacts from economic, political, social, and legal developments or trends, such as inflation, continually evolving trends driven by the post-COVID-19 pandemic environment, judicial trends and tort decisions, and various state legislative initiatives. We cannot predict the timing or impact of these developments or trends with certainty, and we cannot be sure the reserves we establish are adequate or will be so in the future.

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

Three examples of how loss and loss expense reserves might be affected by economic, political, social, or legal developments or trends are:

•If economic inflation, including medical inflation, is higher than our assumptions, our loss and loss expense reserves for our longer tail lines of business could be insufficient. For example, 2022 inflation rates reflected in the overall consumer price index ("CPI"), the Core CPI, and the Producer Price Index, were higher than 2021. While inflation moderated in 2023, it remains elevated relative to the Federal Reserve’s long-term 2% target. The workers compensation line of business is particularly susceptible to inflation because of its extended payment pattern and exposure to medical care services and commodities. While medical inflation has been benign for several years, these medical care costs could have a more material impact on our overall loss and loss expense reserves if they were to rise significantly or persist at a higher level for an extended period. Our short-tail property lines of business are also susceptible to inflation because of their exposure to increased labor and material costs.

•Social inflation refers to the phenomenon where societal factors, such as attitudes, perceptions, and cultural changes, contribute to increased insurance claims costs and litigation. It often leads to higher payouts in legal settlements and impacts insurance premiums for businesses and individuals. This inflation is driven by various factors, including changing jury attitudes, increased litigation funding, and larger awards in court cases. Social inflation can affect all lines of business, but the automobile liability, general liability, and corresponding umbrella lines of business that involve third-party claimants tend to be more susceptible to social inflationary impacts. Our reserve for loss and loss expense could be insufficient if the social inflation impacts exceed our assumptions.

•Various states have expanded or could expand the statute of limitations for civil actions alleging sexual abuse. By retroactively permitting previously time-barred claims, these "reviver" laws may result in insurance claims that could significantly increase loss costs and require re-evaluating previously-established reserves or creating new reserves. Since reviver statutes have been enacted, we have received some notices of claims or potential claims for acts alleged to have occurred, some dating as far back as the 1950s. Without prior experience, we cannot estimate how many "reviver" claims notices we may receive. Most notices (i) are blanket notices sent by attorneys representing claimants unsure of the alleged assailant or supervising entity's insurer or policy (if any) and (ii) may not implicate any of our or a predecessor's insurance policies. For those we determine implicate one of our or a predecessor's policy, we (i) have investigated or are investigating facts, (ii) have evaluated policy terms, (iii) believe we have appropriate coverage defenses to most of these claims and/or sufficient reinsurance protections, and (iv) have considered these factors in establishing our reserves, which we believe provide a reasonable estimate of the aggregate ultimate net exposure for these claims. Our coverage positions may be challenged through litigation or otherwise, so we face litigation risks. These are discussed further below in the Risk Factor entitled, "We are engaged in ordinary routine legal proceedings incidental to our insurance operations that are inherently unpredictable and could impact our reputation and/or have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods."

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

The availability, quality, amount, and cost of reinsurance depend on market conditions, including traditional privately placed reinsurance, retrocessional reinsurance, and catastrophe bond market capacity. Most of our reinsurance contracts have annual terms. Consequently, reinsurance costs may fluctuate significantly, not necessarily correlating to the loss experience of our specific book of business. State insurance regulators generally permit us to consider catastrophe reinsurance expense in our filed rates and rating plans. However, the conditions and timing of regulatory approval may not align with the actual expense of new reinsurance terms. Disproportionate increases in our reinsurance expense that we cannot include in our filed rates and rating plans will reduce our earnings. If we cannot negotiate desired reinsurance amounts or terms, we may experience increased reinsurance expense and increased risk retention on individual or aggregate claim losses that could limit our ability to write future business.

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

Recent economic, geopolitical, and insured loss events have increased global reinsurance market uncertainty. Reinsurance prices have increased, and the availability of reinsurance has reduced due to the impacts of (i) social inflation on liability claim outcomes, including exceptionally high jury awards, (ii) reduced capacity due to reinsurer investment portfolio losses, (iii) weakened Euro-United States dollar currency exchange rates, (iv) challenged reinsurer profitability in recent years, and (v) investor and reinsurer concerns about the potential impacts of climate change. While reinsurance market conditions stabilized somewhat in 2023, purchasers of reinsurance continue to face higher pricing, less reinsurance availability and more market uncertainty than they did pre-2022. We face increased underwriting risk for exposure to specific primary policy losses from risks, like cyber and communicable diseases, now principally excluded from coverage under our reinsurance treaties. Our reinsurance contracts also contain coverage terms restricting our ability to cede certain types of potential losses related to terrorism. Increased underwriting risk could increase our net loss and loss expense, increasing our underwriting results volatility. Decreased reinsurance capacity would also increase our underwriting risk if we cannot fully place our target reinsurance treaty coverage on renewal. If our reinsurers have difficulty collecting their retrocession programs or reinstating retrocession coverage after a large loss, our reinsurance claims may not be timely or fully paid.

Even with the benefits of reinsurance, our catastrophe risk exposure could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We are exposed to credit risk.
We face credit risk in several areas of our insurance operations, including from:

•Our reinsurers, which are obligated to make us payments under our reinsurance agreements. Reinsurance credit risk can fluctuate over time, increasing during periods of high industry catastrophe and liability losses. Reinsurers generally manage their significant loss exposure through their own reinsurance programs, or retrocessions, and we do not always have the full details about them. If our reinsurers experience difficulty collecting on their retrocession programs or reinstating retrocession coverage after a large loss, we may not receive timely or full payment of our reinsurance claims. This means that we have direct and indirect counterparty credit risk to our reinsurers and the reinsurance industry, which is a global but concentrated market.

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
We market and sell our insurance products through independent, non-employee distribution partners. Independent distribution partners have – and we expect will continue to have – a significant role in overall insurance industry premium production. While our customers find advantages in using independent distribution partners, our reliance on independent distribution partners presents risks and challenges, including:

•Competition in our distribution channel, as we must market our products and services to independent distribution partners who have access to products from multiple carriers and markets.

•Brand recognition challenges because we closely coordinate marketing with our distribution partners and some customers do not differentiate their insurance agent from their insurer.

•Our market share growth is tied to our distribution partners' market share. Consequently, growth in our Standard Personal Lines could be more limited than in our Standard Commercial Lines. Competitors have focused on lower-cost "direct-to-customer" distribution models emphasizing digital ease and efficiencies to address the discrepancy in agency control of standard personal lines business. Continued advancements in "direct-to-customer" distribution models may impact our independent distribution partners' overall market share, make it more difficult for us to grow, or require us to establish relationships with more distribution partners.

•Aggregation and consolidation of our independent distribution partners and their market share. Some publicly traded and private equity-backed independent distribution partners have deployed consolidation strategies to acquire other independent distribution partners and increase their market share ("Aggregators") over the last decade. If more of our independent distribution partners become Aggregators or Aggregators acquire them, Aggregator demands and influence on our business could increase. For example, Aggregators could develop and implement strategies to consolidate their business with fewer insurers and demand higher base and supplemental commissions. Aggregators accounted for approximately 43% of our DPW at December 31, 2023, up from 33% three years ago. No one distribution partner is responsible for 10% or more of our combined insurance operations' premium.

Our financial condition and results of operations are impacted by our independent distribution partners' success in marketing and selling our products and services.

National and global economic conditions could adversely and materially affect our business, results of operations, financial condition, and growth.
Unfavorable economic developments, such as increased inflation levels, could adversely affect our earnings if our policyholders need less insurance coverage, cancel existing insurance policies, modify coverage, or choose not to renew with us. Inflation could significantly impact our claims severity across multiple lines of business and could result in adverse reserve development. An economic downturn could also lead to increased credit and premium receivable risk, failure of reinsurance counterparties and other financial institutions, limitations on our ability to issue new debt, reduced liquidity, and declines in our investments' fair value and financial strength ratings. These potential events and other economic factors could adversely and materially affect our business, results of operations, financial condition, and growth. During 2023, 26% of DPW in our Standard Commercial Lines business was based on payroll or sales of our underlying policyholders. An economic downturn in which our policyholders have declining revenue or employee count could adversely affect our total written premium, including audit and endorsement premium.

We write business domestically in the United States, and our insurance operations do not have direct exposure to businesses or individuals in Russia, Ukraine, Israel, or the West Bank. We do not have material exposure to investments subject to embargoes or Russian reinsurance counterparties. However, ongoing wars and conflicts are impacting global economic, banking, commodity, and financial markets by exacerbating ongoing economic challenges, including inflation and supply chain disruption, which influence insurance loss costs, premiums, and investment valuation. The Israeli-Hamas war is creating global political tension that could result in some countries taking political or economic actions, such as Iran's support for the Houthi rebels in Yemen, that could impact the U.S. and global economies.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and have a material adverse effect on our financial condition and results of operations.
A significant financial strength rating downgrade, particularly from AM Best Company ("AM Best"), would affect our ability to write new or renewal business. Most policyholders are required by various third-party agreements, primarily with lenders, to maintain insurance policies from a carrier with a minimum rating from AM Best or Standard & Poor's Global Ratings. Credit rating downgrades could also make it more expensive to access capital markets. We cannot predict rating actions issued by nationally recognized statistical rating organizations that might adversely affect our business or our potential responses. Any significant downgrade in our financial strength and credit ratings below an "A-" could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. For additional information on our current financial strength and credit ratings, refer to "Overview" in Item 1. "Business." of this Form 10-K.

Markets for insurance products and services are highly competitive and subject to rapid technological change, and we may be unable to compete effectively.
We offer our insurance products and services in a highly competitive market characterized by (i) consumer and business price sensitivity, (ii) aggressive price competition, and (iii) improvements based on performance characteristics and large data sets. These factors can compact underwriting margins, new products and services, evolving industry standards, and rapid adoption of technological advancements. Our ability to compete depends heavily on our timely and consistent introduction of innovative new products and services.

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

The Internet has emerged as a significant competitive digital marketplace for existing and new competitors. Established insurance competitors are beginning to explore broader digital Internet offerings and implement artificial intelligence ("AI"). New competitors with variations on traditional business models have emerged. Because the Internet makes it easier and less expensive to bundle products and services, it is also possible that non-insurance companies conducting business on the Internet could enter the insurance business or form strategic alliances with insurers. Changes in competitors and competition, particularly on the Internet, could cause changes in the supply or demand for insurance and adversely affect our business.

The increasing importance of the Internet, technology, AI, and digital strategies in our industry also demands that we attract and retain employees in difficult-to-fill data science, advanced analytics, and information technology ("IT") roles. If we cannot attract and retain such employees, our results of operations and financial condition could be materially and adversely affected.

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

We expect the importance of data science and analytics to increase, becoming more complex and accurate with larger sets of relevant data. Some larger competitors have significantly more data about the performance of their underwritten risks. In comparison, we may not have sufficient volumes of loss experience data to analyze and project our future costs as accurately or granularly. We supplement our data with industry loss experience from Verisk, American Association of Insurance Services, Inc., the National Council on Compensation Insurance, Inc., and other publicly available sources. While relevant, industry data may not correlate specifically to the performance of our underwritten risks or be as predictive as data on a larger book of our own business.

We are subject to various modeling risks that could have a material adverse impact on our business results.
We rely on complex financial and other statistical models, developed internally and by third parties, to predict (i) underwriting results on individual risks and our overall portfolio, (ii) claims fraud and other claims impacts, such as escalation, (iii) impacts from catastrophes, (iv) enterprise risk management capital scenarios, and (v) investment portfolio changes. We rely on these financial and other statistical models to analyze historical loss costs and pricing, claims severity and frequency trends, catastrophe losses, reinsurance attachment and exhaustion points, investment performance, portfolio risk, and our economic capital position. Flaws or limitations in financial and statistical models and their embedded assumptions could increase losses. For example, a significant component of climate change risk is that the frequency and severity of extreme weather events may evolve differently relative to historical levels – leading to greater model uncertainty. In addition, increasing insurance regulatory interest in data and model use, combined with any potential restrictions on traditional rating factors or model use, could have a material adverse impact on our financial condition and operating results. Our statistical models are extremely useful in monitoring and controlling risk, but are no substitute for senior management's experience or judgment.

Risks Related to Our Investments Segment

Our investments are exposed to credit risk, interest rate fluctuation, and changes in value.
We depend on income from our investment portfolio for a significant portion of our revenue and earnings. Our investments can be negatively affected by (i) liquidity, (ii) credit deterioration, (iii) financial results, (iv) public equity and/or debt market changes, (v) economic conditions, including heightened levels of economic inflation, (vi) political risk, (vii) sovereign risk, (viii) interest rate fluctuations, or (ix) other factors, including climate change risk and civil unrest.

Our investment portfolio's value is subject to credit risk from our held securities' issuers, guarantors, and financial guarantee insurers, and other counterparties in certain transactions. Defaults on any of our investments by any issuer, guarantor, financial guarantee insurer, or other counterparty could reduce our net investment income and increase net realized investment losses. We are subject to the risk that the issuers or guarantors of our fixed income securities may default on principal and interest payment obligations.

Additionally, we are exposed to interest rate risk, primarily related to the market price and cash flow variability associated with changes in interest rates. Consequently, the amount of our cash and cash equivalents and the value and liquidity of our marketable and non-marketable securities may fluctuate substantially. Future fluctuations in the value of our cash, cash equivalents, and marketable and non-marketable securities could result in significant losses that have a material adverse impact on our financial condition and operating results.

Our investment portfolio is exposed to climate change-related transition and physical investment risks.

•Transition risks arise from society’s transition to a low-carbon economy, driven by policy and regulations, low-carbon technology advances, and shifting public sentiment and societal preferences. This transition to renewable energy sources may lead to (i) stranded assets in sectors with high carbon footprints or those closely tied to carbon-based economic activity, such as the fossil fuel and automotive industries, (ii) increased costs for infrastructure reinvestment and replacement, and litigation defense of carbon-intensive sectors, (iii) lower corporate profitability, (iv) lower property values, and (v) lower household wealth. The Paris Agreement Capital Transition Assessment defines the carbon-intensive sectors as the most exposed to transition risks: oil and gas, coal, power, automotive, cement, aviation, and steel. As of December 31, 2023 and December 31, 2022, carbon-intensive sectors within our fixed income securities portfolio represented about 4% of our total invested assets.

•Physical investment risks include the risk of investment losses on our commercial and residential mortgage-backed securities exposed to climate-related catastrophic losses that can cause business disruption, destroy capital, increase costs to recover from disasters, reduce revenue, and cause population displacement and migration. These, in turn, can lower residential and commercial property values, household wealth, and corporate profitability, potentially creating financial and credit market losses impacting insurer asset values. As of December 31, 2023, about 70% of our residential mortgage-backed securities were backed by government agencies. We generally invest in the top tranches of commercial mortgage-backed securities, which limit potential losses from property value declines. As of December 31, 2023, about 75% of our commercial mortgage-backed securities had "AAA" credit ratings.

Significant future investment value declines could require further losses recorded on securities we sell and credit losses. For more information regarding market interest rate, credit, and equity price risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." of this Form 10-K.

We are subject to the risks inherent in investing in private limited partnerships.
Our alternative investments include private limited partnerships that invest in various strategies, such as private equity, private credit, and real assets. The primary assets and liabilities underlying these limited partnership investments generally do not have quoted prices in active markets for the same or similar assets. Consequently, their valuation is subject to a higher level of subjectivity and unobservable inputs than most of our other investments. We record these limited partnership investments under the equity method of accounting, so valuation decreases could negatively impact our results of operations.

Determining the amount of credit losses taken on our investments is highly subjective and could materially impact our results of operations or our financial position.
The determination of the amount of credit losses taken on our investments is based on our quarterly evaluation and assessment of our investments and known and inherent risks associated with the various asset classes. Our allowance for credit losses is subject to significant judgments and assumptions regarding changes in economic conditions, estimated future cash flows, and the accuracy of third-party information used in internal assessments. We revise our evaluations and assessments as conditions change and new information becomes available. There can be no assurance that management has accurately assessed the level of credit losses recorded in our Financial Statements. For further information about our evaluation and considerations for determining whether a security has a credit loss, please refer to "Critical Accounting Policies and Estimates" in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

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
Our operations are subject to complex and changing state and federal laws, regulations, and public policy debates on subjects, including, without limitation, the following:
•Pricing and underwriting practices;
•Claims practices;
•Loss and loss expense reserves;
•Exiting geographic markets and/or canceling or non-renewing policies;
•Sustainability-related issues, including sustainability investment mandates;
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

Changes to laws and regulations can adversely affect our business by increasing our costs, limiting our ability to offer a product or service to customers, requiring changes to our business practices, or otherwise making our products and services less attractive.

While we underwrite risks only in the U.S., international regulatory developments, primarily capital adequacy and risk management requirements in the European Union ("EU"), may influence U.S. regulators as they develop or revise domestic regulatory standards.

We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations. However, we can provide no assurance that our employees, contractors, or independent distribution partners will not violate such laws and regulations or our policies and procedures. To some degree, we have multiple regulators whose authority may overlap and may have different interpretations and/or regulations related to the same legal issues. Consequently, we have the risk that one regulator's position or interpretation may conflict with another regulator on the same point. For example, if Congress passed legislation regulating insurer solvency oversight and state regulators remained responsible for rate approval, we could be subject to a conflicting regulatory framework that could impact our profitability and capital adequacy. The cost of complying with various laws and regulations, potentially conflicting laws and regulations, and changes in those laws and regulations, could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

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

Our business is subject to various state, federal, and other laws, rules, policies, and other obligations regarding data use and protection.
We are subject to federal and state laws relating to collecting, using, retaining, securing, and transferring personally identifiable information ("PII"). Federal laws include the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Drivers Privacy Protection Act, the Health Insurance Portability and Accountability Act, and Unfair and Deceptive Acts and Practices laws. Several states, like New York, Nevada, Colorado, Virginia, and California, have passed laws in this area, and other jurisdictions are considering imposing additional restrictions or creating new rights concerning PII. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance could result in significant reputational harm, penalties, and legal liability.

The EU adopted the General Data Protection Regulation ("GDPR") in 2016, but it was not effective until 2018. GDPR regulates data protection and privacy in the EU and transfers of personal data outside the EU. GDPR’s main tenet is to give individuals primary control over their personal data. Because we do not write coverages in the EU, GDPR does not directly impact us. Some U.S. states have subsequently incorporated individual-control mechanisms into state privacy laws. Future EU data privacy actions likely will influence U.S. regulators over time.

We make statements about our use and disclosure of PII in our privacy policy on our website, and in other public venues. We could be subject to litigation or governmental actions if we fail to comply with these public statements or federal and state privacy-related and data protection laws and regulations. Such proceedings could impact our reputation and result in penalties, including ongoing audit requirements and significant legal liability.

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
Restrictions on our Insurance Subsidiaries' ability to pay dividends, make loans or advances to the Parent, or enter into transactions with affiliates may materially affect our ability to pay dividends on our preferred and common stock or repay our indebtedness. Based on these restrictions, there is a maximum ordinary annual dividend amount the Insurance Subsidiaries can provide the Parent. Our Insurance Subsidiaries' ability to pay dividends or make loans or advances is subject to the approval or review of our domiciliary state insurance regulators. For additional details regarding dividend restrictions, see Note 22.

"Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

The Parent’s ability to pay dividends to its stockholders is also impacted by covenants in its credit agreement (the "Line of Credit") among the Parent, the named lenders (the "Lenders"), and Wells Fargo Bank, National Association, as Administrative Agent. These covenants obligate the Parent to, among other things, maintain a minimum consolidated net worth and a maximum ratio of debt to capitalization. Our preferred stock's terms limit the Parent's ability to declare or pay dividends on, or purchase, redeem, or otherwise acquire shares of its common stock or any shares of the Parent that rank junior to, or on parity with, the preferred stock if the Parent does not declare and pay (or set aside) dividends on the preferred stock for the last preceding dividend period. For additional details about the Line of Credit's financial covenants, see Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data" of this Form 10-K. For additional details about conditions related to our preferred stock, see Note 17. "Equity" in Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.

Because we are a New Jersey corporation and an insurance holding company, we may be less attractive to potential acquirers and our common stock's value could be adversely affected.
We are a New Jersey company, and provisions of the New Jersey Shareholders' Protection Act and our Amended and Restated Certificate of Incorporation may discourage, delay, or prevent us from being acquired. A supermajority of our shareholders must approve (i) certain business combinations with interested shareholders or (ii) any amendment to the related provisions of our Amended and Restated Certificate of Incorporation unless certain conditions are met. These conditions may relate to, among other things, the interested stockholder's acquisition of stock, the approval of the business combination by disinterested members of our Board and disinterested stockholders, and the price and payment of the consideration proposed in the business combination. In addition to considering the effects of any action on our shareholders (including any offer or proposal to acquire the Parent), our Board may consider (i) the long-term, and short-term interests of the Parent and our shareholders, including the possibility that the Parent’s continued independence may best serve these interests, (ii) the effects of the action on the Parent's employees, suppliers, creditors, and customers, and (iii) the effects of the action on the community in which the Parent operates.

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
Our business heavily relies on IT and application systems connected to or accessed from the Internet. Consequently, a malicious cyber-attack could affect us. Our systems also house proprietary and confidential information about our operations, employees, agents, and customers and their employees and property, including PII. A malicious cyber-attack on (i) our systems, (ii) our distribution partners or their key operating systems, and (iii) any other of our third-party partners or vendors and their key operating systems may interrupt our ability to operate, damage our reputation and result in monetary damages that are difficult to quantify, and have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

Through encryption and authentication technologies, we have implemented systems and processes intended to mitigate or secure our IT systems and prevent unauthorized access to, or loss of, sensitive data. Cyber-attacks continue to evolve daily, so our security measures may not be sufficient for all eventualities. We may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management, or other irregularities. These risks may be higher or lower for our third-party providers depending on the maturity of their security program, and we review their control environments to the extent possible and practical, aligning the risk exposure with our business requirements and risk tolerances. Any disruption or breach of our systems or data security could damage our reputation, result in monetary damages that are difficult to estimate, and have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. To mitigate this risk, we have and expect to continue to (i) conduct employee education programs and tabletop exercises and (ii) develop and invest in a variety of controls to prevent, detect, and appropriately react to cyber-attacks, including frequently testing our systems' security and access controls. We have insurance coverage for certain cybersecurity risks, including privacy breach incidents, which may be insufficient to indemnify against all arising losses or types of claims.

In addition to the risk of cyber-attacks, we face system availability risk. Our business relies heavily on various IT and application systems. We have robust business continuity plans designed to minimize the duration and impact of an unexpected loss of availability of any of these systems. Nevertheless, we could experience an event that impacts one or more of these systems, including those based in facilities where our vendors or we operate. This may interrupt our ability to conduct business and negatively impact our results of operations, despite our business continuity plans.

Our long-term strategy to deploy operational leverage is dependent on the success of our risk management strategies, and their failure could have a material adverse effect on our financial condition or results of operations.
As an insurer, we assume risk from our policyholders. Our long-term strategy includes using above-average operational leverage compared to the U.S. standard commercial and personal lines industry average, measured as the ratio of NPW to our equity or statutory surplus. We balance and mitigate our operational leverage risk with several risk management strategies within our insurance operations to achieve a balance of growth and profit, including an underwriting risk appetite focused on small-to-medium-sized accounts. We accomplish this by employing significant reinsurance, a disciplined reserving approach, and a conservative investment philosophy. These strategies have inherent limitations. We cannot be certain that an event or series of unanticipated events will not occur and result in greater than expected losses. Given our higher-than-industry average operating leverage, an event or series of unanticipated events could have a more material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings compared to our industry.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Our business heavily relies on various IT and application systems that contain proprietary and confidential information about our operations, employees, agents, claimants, customers, and their employees and property, including personally identifiable information. These systems are connected to and/or accessed from the Internet, making them susceptible to cyber-attacks. A cyber-attack on our systems, distribution partners and their key operating systems, or any other third-party partners or vendors and their key operating systems may materially affect us. Potential impacts include prolonged interruption of our business operations, reputational harm, or substantial monetary damages. For a detailed description of the risks related to cybersecurity, refer to the "Risks Related to our General Operations" section in Item 1A. "Risk Factors." of this Form 10-K.

We have a dedicated unit, led by the Senior Vice President ("SVP") of Enterprise Strategy and Execution, to implement cybersecurity controls, assess and report on cybersecurity risks, and consult with our ERM unit, which is responsible for identifying, measuring, monitoring, and reporting on key enterprise-wide risks, including cybersecurity risks.

We work with industry-leading security consulting and technology partners and employ a "defense-in-depth" approach that uses multiple security measures to protect the integrity of our proprietary and confidential information. This approach aligns with the National Institute of Standards and Technology Cyber Security Framework and provides preventative, detective, and responsive measures to identify and manage risks. We periodically review our strategy and modify its implementation based on threat trends, program maturity, the results of assessments, and the advice of third-party security consultants. We have documented policies, procedures, and guidelines related to information security, known as our "Written Information Security Program." Our program (i) balances responsiveness to rapidly changing threats with ensuring our IT security environment's sustainability and overall effectiveness and (ii) is reasonably likely to defend against risks of cybersecurity threats that would have a material impact on our business strategy, results of operations, or financial condition. This program focuses on the following six key areas used to monitor various IT performance and security metrics:

•Proactive cybersecurity processes, including vulnerability scanning, penetration testing, and periodic program assessments by outside security consultants and assessors;

•Reactive cybersecurity processes that we regularly evaluate using incident response and disaster recovery exercises based on realistic scenarios;

•Endpoint technology that includes encryption, threat management, monitoring, investigation support, and backups;

•Identity and access management controls that often include multi-factor authentication and additional safeguards for staff granted elevated privileges;

•Employee cyber risk awareness and training that covers cybersecurity threats and actions to prevent or report attacks; and

•Third-party risk management and security standards, including due diligence, continuous monitoring, cyber risk scoring, and contractual obligations. We review third-party control environments when possible and practical, aligning the risk exposure with our business requirements and risk tolerances.

Board Governance and Management

The Executive Vice President ("EVP") & Chief Information Officer ("CIO") and the SVP of Enterprise Strategy and Execution provide quarterly written and in-person updates on the strength of our cyber risk control environment, emerging cyber threat issues, and the results of external assessments by outside security consultants and assessors to the Board’s Audit Committee, which was responsible for the oversight of our ERM process in 2023. Effective January 1, 2024, the Board created a Risk Committee responsible for oversight of our ERM framework and practices, and to assist the Board in overseeing our operational activities and identifying and reviewing related risks, including our cyber risks and strategy.

In addition, the cybersecurity team, managed by the SVP of Enterprise Strategy and Execution, receives oversight and executive support through engagement with our ERC. The ERC is responsible for the holistic evaluation, management, and supervision of our aggregate risk profile. Similarly, the team works with our ERM function on business alignment and procuring cybersecurity insurance.

The following describes the expertise of key members of management and our committees who are responsible for assessing, managing, and presenting quarterly updates to the Board’s Risk Committee about our cybersecurity risks:

•John Bresney, EVP & CIO, reports directly to our Chief Executive Officer and is responsible for all of our IT operations, including oversight of the SVP of Enterprise Strategy and Execution’s implementation of our cybersecurity program and enforcement of our cybersecurity policies. We have employed him for approximately 30 years, and he has held various technology and information security roles of increasing responsibility. He has a bachelor’s degree in information systems and business, a Master’s Certificate in Project Management, and a Columbia University CIO Program Certificate.

•Robert McKenna, SVP of Enterprise Strategy and Execution, reports to our CIO and leads the implementation of our cybersecurity program, enforcement of our cybersecurity policies, technology planning, projects driving IT strategy, and enterprise IT risk management. He also oversees cybersecurity incidents under our Security Incident Response Plan ("IRP"). We have employed him for approximately 21 years in related positions of increasing responsibility. He has over 27 years of technology and information security experience. He has a master’s degree in business administration, a Certificate in Project Management, and is a Certified Insurance Counselor.

•Christopher Cunniff, SVP and CRO, reports formally to the Chief Financial Officer and on an interim-basis to our Chief Executive Officer, leads our Reinsurance and ERM teams, and chairs the ERC and the Emerging Risk Committee. We have employed him for approximately six years, and he previously was our SVP of Actuarial Reserving. He has over 32 years of insurance industry experience, serving in various key leadership positions. He has a bachelor’s degree in mathematics, is a fellow of the Casualty Actuarial Society, and is a member of the American Academy of Actuaries.

Our IRP describes the circumstances that require internal and external notifications of cybersecurity incidents that (i) relate to any of our computer systems or networks and compromise the confidentiality, integrity, or availability of the systems or networks, (ii) compromise the confidentiality, integrity, or availability of any sensitive data that belongs to us or a third party and is in our care or custody, or (iii) involve one or more third parties with whom we share sensitive data. It describes the (i) involvement of the SVP of Enterprise Strategy and Execution, (ii) escalation process of such incidents to senior management, including the General Counsel, CIO, Chief Financial Officer, CRO, and Chief Executive Officer, (iii) reporting process to the Risk Committee and Board, and (iv) the notification and disclosure process to customers, distribution partners, regulators, and the SEC. The IRP also provides guidance on how to evaluate potential cyber events and suspicious cyber occurrences. We engage outside legal counsel and technical experts to regularly review the IRP and use internal teams and outside advisors with specialized skills to support the response and recovery efforts of proprietary and confidential information.

For additional information on our overall corporate governance structure and internal process of assessing our other significant risks, see the "Corporate Governance, Sustainability and Social Responsibility" section in Item 1. "Business." of this Form 10-K.

Item 2. Properties.

Our headquarters is a 315,000-square-foot building on an owned 56-acre site zoned for office and professional use in Branchville, New Jersey. We lease all our other operating facilities from unrelated parties. The principal office locations of our insurance operations are listed in the "Geographic Markets" section of Item 1. "Business." of this Form 10-K. Our Investments operations are principally located in leased space in Farmington, Connecticut. Our facilities provide adequate space for our present needs. Additional space should be available on reasonable terms, if needed.

Item 3. Legal Proceedings.

Incidental to our insurance operations, we are routinely engaged in legal proceedings with inherently unpredictable outcomes that could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Item 1A. "Risk Factors." and Note 21. "Litigation" included in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K. As of December 31, 2023, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol "SIGI."

(b) Holders
Our transfer agent’s records reflect that we had 2,783 common stockholders of record as of January 31, 2024.

(c) Dividends
Dividends on shares of our common stock are declared and paid at the discretion of the Board of Directors (the "Board") based on our results of operations, financial condition, capital requirements, contractual restrictions, and other relevant factors. We expect to continue to pay quarterly cash dividends on shares of our common stock.

On November 1, 2023, the Board approved a 17% increase in our common stock dividend to $0.35 per share. On January 31, 2024, the Board declared a $0.35 per share quarterly cash dividend on common stock payable March 1, 2024, to stockholders of record as of February 15, 2024.

(d) Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about our common stock authorized for issuance under equity compensation plans as of December 31, 2023:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1]
Equity compensation plans approved by security holders	—	$—	4,877,332
1Includes 1,049,788 shares available for issuance under our Employee Stock Purchase Plan (2021); 1,508,712 shares available for issuance under the Stock Purchase Plan for Independent Insurance Agencies; and 2,318,832 shares for issuance under the Selective Insurance Group, Inc. 2014 Omnibus Stock Plan ("Stock Plan"). Future grants under the Stock Plan can be made, among other things, as stock options, restricted stock units, or restricted stock.

(e) Performance Graph
The following chart, produced by Research Data Group, Inc., depicts our performance for the period beginning December 31, 2018, and ending December 31, 2023, comparing total stockholder return on our common stock to the total return of (i) the NASDAQ Composite Index and (ii) a select group of peer companies comprised of NASDAQ-listed companies in SIC Code 6330-6339, Fire, Marine, and Casualty Insurance.

We have not incorporated this performance graph into any other filings we have made with the SEC. Unless we specifically state otherwise, it will not be incorporated by reference into any future SEC filings. This performance graph shall not be deemed "soliciting material" or be "filed" with the SEC unless we specifically request so or incorporate it by reference in any SEC filings we make.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about our purchases of our common stock in the fourth quarter of 2023:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Programs[2]
October 1 – 31, 2023	884	$104.11	—	84.2
November 1 – 30, 2023	35	103.61	—	84.2
December 1 – 31, 2023	310	99.48	—	84.2
Total	1,229	$102.93	—	$84.2
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
The terms "Company," "we," "us," and "our" refer to Selective Insurance Group, Inc. (the "Parent"), and its subsidiaries, except as expressly indicated or the context otherwise requires. Certain statements in this Annual Report on Form 10-K, including information incorporated by reference, are “forward-looking statements” defined in the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The PSLRA provides a forward-looking statement safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements discuss our intentions, beliefs, projections, estimations, or forecasts of future events and financial performance. They involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, activity levels, or performance to materially differ from those in or implied by the forward-looking statements. In some cases, forward-looking statements include the words “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “target,” “project,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek,” “likely,” “continue,” or comparable terms. Our forward-looking statements are only predictions; we cannot guarantee or assure that such expectations will prove correct. We undertake no obligation to publicly update or revise any forward-looking statements for any reason except as required by law.

We discuss factors that could cause our actual results to differ materially from our project, forecasts, or estimates in forward-looking statements in Item 1A. “Risk Factors.” of this form 10-K. These risk factors may not be exhaustive. We operate in a constantly changing business environment, and new risk factors may emerge at any time. We can neither predict these new risk factors nor assess their impact, if any, on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from any forward-looking statements. Given these risks, uncertainties, and assumptions, the forward-looking events we discuss in this report might not occur.

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

The following is Management's Discussion and Analysis ("MD&A") of our consolidated financial condition and results of operations. Included in the MD&A is an evaluation of the amounts and certainty of cash flows from operations and outside sources, trends, and uncertainties that may have a material impact in future periods. The MD&A discusses and analyzes our 2023 results compared to 2022. Investors should read the MD&A in conjunction with Item 8. "Financial Statements and Supplementary Data." of this Form 10-K. For discussion and analysis of our 2022 results compared to 2021, refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations." of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

In the MD&A, we will discuss and analyze the following:

•Critical Accounting Policies and Estimates;
•Financial Highlights of Results for Years Ended December 31, 2023, 2022, and 2021;
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

Reserves for Loss and Loss Expense
Significant time can elapse between the occurrence of an insured loss, the reporting of the claim to us, and the final settlement and payment of the claim. Insurers establish reserves as balance sheet liabilities to recognize liabilities for unpaid loss and loss expense. The following tables provide case and incurred but not reported ("IBNR") reserves for loss and loss expenses and reinsurance recoverable on unpaid loss and loss expense as of December 31, 2023 and 2022:

December 31, 2023
	Loss and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Loss and Loss Expense	Net Reserves
General liability	$453,520	1,743,885	2,197,405	255,493	1,941,912
Workers compensation	353,448	654,267	1,007,715	203,982	803,733
Commercial automobile	315,116	659,234	974,350	15,683	958,667
Businessowners' policies	39,034	71,159	110,193	5,252	104,941
Commercial property	108,644	66,579	175,223	39,152	136,071
Other	17,260	12,819	30,079	10,241	19,838
Total Standard Commercial Lines	1,287,022	3,207,943	4,494,965	529,803	3,965,162

Personal automobile	68,329	100,036	168,365	38,273	130,092
Homeowners	18,335	44,261	62,596	1,647	60,949
Other[1]	12,909	34,282	47,191	32,736	14,455
Total Standard Personal Lines	99,573	178,579	278,152	72,656	205,496

E&S casualty lines[2]	99,690	447,770	547,460	15,686	531,774
E&S property lines[3]	5,667	10,667	16,334	456	15,878
Total E&S Lines	105,357	458,437	563,794	16,142	547,652

Total	$1,491,952	3,844,959	5,336,911	618,601	4,718,310
1Includes our flood loss exposure related to our participation in the NFIP's WYO program, to which we cede 100% of our flood losses.
2Includes general liability (97% of net reserves) and commercial auto liability coverages (3% of net reserves).
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

The Insurance Subsidiaries' net loss and loss expense reserves duration was approximately 3.1 years at both December 31, 2023 and December 31, 2022.

How reserves are established
Reserve for loss and loss expense include case reserves on reported claims and IBNR reserves.  Case reserves are estimated for each individual claim based on facts and circumstances known at the time.  Case reserves may be adjusted up or down as the claim's specific facts and circumstances change. IBNR reserves are established at more aggregated levels and include provisions for (i) claims not yet reported, (ii) future development on reported claims, (iii) closed claims that could reopen in the future, and (iv) anticipated salvage and subrogation recoveries.

We perform quarterly internal reserve reviews using our own loss experience, with consideration given to various internal and external factors. Changes in claim dynamics may inherently alter paid and reported development patterns. While the selections in our reserve analyses aim to account for these impacts, estimated reserves involve an increased risk of variability. In addition to our internal reserve reviews, an external consulting actuary performs an independent semiannual review of our reserves. We do not rely on the external consulting actuary's report to determine our recorded reserves; however, we review and discuss our observations on trends, key assumptions, and actuarial methodologies with our consulting actuary. While not required, our independent consulting actuary issues the annual statutory Statements of Actuarial Opinion for our Insurance Subsidiaries. For additional information on our accounting policy for reserve for loss and loss expense, refer to Note. 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Range of Reasonable Reserve Estimates
We have estimated a range of reasonable reserve estimates for net loss and loss expense of $4,253 million to $5,004 million at December 31, 2023. This range reflects low and high reasonable reserve estimates determined by judgmentally adjusting the methods, factors, and assumptions selected within the internal reserve review. This approach produces a range of reasonable reserve estimates but does not represent a distribution of all possible outcomes. Therefore, the final outcomes may be greater than or less than these amounts.

The range of reasonable reserve estimates increased as of December 31, 2023, relative to December 31, 2022. This increase was primarily related to reserve growth commensurate with our net premiums earned ("NPE") growth.

Changes in Reserve Estimates (Loss Development)
Our quarterly reserving process may lead to changes in the recorded reserves for prior accident years, referred to as favorable or unfavorable prior year loss and loss expense development. In 2023, we experienced net unfavorable prior year loss development of $10.0 million, compared to net favorable development of $78.9 million in 2022 and $82.9 million in 2021. The following table summarizes prior year development by line of business:

(Favorable)/Unfavorable Prior Year Loss and Loss Expense Development
($ in millions)	2023	2022	2021
General liability	$55.0	(5.0)	(29.0)
Commercial automobile	8.0	22.5	13.3
Workers compensation	(74.5)	(70.0)	(58.0)
Businessowners' policies	7.6	(7.3)	(0.4)
Commercial property	0.7	(1.6)	(2.6)
Bonds	—	(10.0)	—
Homeowners	4.6	(0.6)	1.8
Personal automobile	15.3	0.5	(0.2)
E&S casualty lines	(5.0)	(5.0)	(7.0)
E&S property lines	(1.6)	(2.5)	(0.8)
Other	(0.1)	0.1	—
Total	$10.0	(78.9)	(82.9)

A detailed discussion of recent reserve development by line of business follows.

Standard Market General Liability Line of Business
At December 31, 2023, our general liability line of business had recorded reserves, net of reinsurance, of $1.9 billion, representing 41% of our total net reserves. In 2023, this line experienced unfavorable reserve development of $55.0 million, attributable to social inflationary impacts driving increased loss severities in accident years 2015 through 2020. We see these social inflationary impacts as an industry dynamic with higher propensity for attorney representation and litigation, longer settlement times, and higher settlement values. In 2022, this line experienced favorable development of $5.0 million, attributable to favorable inception-to-date claim frequencies in accident years 2020 and 2021.

This line of business has experienced a long-term historical trend of meaningful severity increases, largely offset by decreases in claim frequencies. In response to potentially increasing social inflationary impacts, we have been embedding higher severity assumptions in our initial loss ratio estimates in recent years, which are materializing in actual results. The trend of lower frequencies has continued, while prior year severities have developed adversely. Despite this, initial estimates for less mature accident years have remained stable. However, if the favorable frequency trend moderates or severities continue to emerge higher than expected, there could be impacts to ultimate loss estimates for this line.

The general liability line of business presents a diverse set of exposures. Various factors influence losses and loss trends, including legislative enactments, judicial decisions, and economic and social inflation. Economic inflation directly impacts our claims severities by increasing the costs of raw materials, medical procedures, and labor. Social inflation may impact both the frequency and severity of claims by affecting (i) the propensity for a claimant to file a claim, (ii) the percentage of claimants who engage lawyers, and (iii) the nature of judicial verdicts, broader liability interpretations, and amounts of associated awards, which influence future settlement values. We monitor claim litigation rates regularly. We have observed modest increases in the percentage of claims with attorney involvement in recent periods, partly due to more litigious coverages, such as management liability coverage. This trend and the impact of previous court closures continue to affect the time to settle claims.

We have exposure to abuse or molestation claims, mainly through insurance policies that we (i) underwrite through our Community and Public Services ("CAPS") strategic business unit and (ii) issue to schools, religious institutions, day-care facilities, and other social services. These customers within our CAPS business unit represented approximately 10% of our total Standard Commercial Lines NPW in 2023 and 2022. We continue to actively manage policy limits and monitor each jurisdiction's statute of limitations to ensure our rate level accounts for the changing exposure, to the extent regulatorily possible. While these underwriting and pricing actions have been necessary to position the portfolio for future profitability, they have limited our CAPS growth in recent years.

We also have exposure to abuse or molestation claims from enacted state laws that extend the statute of limitations or permit windows for abuse or molestation claims and lawsuits that statutes of limitations previously barred. Consequently, we may receive claims decades after the alleged acts involving complex claims coverage determinations, potential litigation, higher defense costs, and the need to collect from reinsurers under older reinsurance agreements. Our claims and actuarial departments actively monitor these claims to identify changes in frequency or severity and any emerging or shifting trends.

While this should help us better understand this rapidly evolving exposure, the ultimate impact of social, political, and legal trends remains highly uncertain, which could significantly impact the ultimate settlement values for these claims.

Standard Market Workers Compensation Line of Business
At December 31, 2023, our workers compensation line of business had recorded reserves, net of reinsurance, of $804 million, representing 17% of our total net reserves. During 2023, this line experienced favorable reserve development of $74.5 million, primarily due to improved loss severities in accident years 2021 and prior. Similarly, this line experienced favorable reserve development during 2022 of $70.0 million related to favorable inception-to-date claim frequencies in accident year 2020 and improved loss severities in accident years 2020 and prior. During both 2023 and 2022, the lower-than-expected loss emergence was partly due to (i) medical inflation that was lower than initially anticipated and (ii) various claims initiatives we have implemented. Because of the length of time injured workers can receive related medical treatment, decreases in medical inflation can cause favorable loss development over an extended number of accident years.

A variety of issues can impact the workers compensation line of business, such as:

Unexpected changes in medical cost inflation – The industry currently is experiencing an extended period of lower medical claim cost inflation. However, medical costs are beginning to rise, though to a lesser degree than the recent elevated economic inflation measured by the Consumer Price Index. Offering some protection are wage increases, which are used as the rating basis for workers compensation coverage and continue to outpace medical inflation. Changes to our historical workers compensation medical costs and potential changes in future medical inflation can add reserve variability;

Changes in statutory workers compensation benefits – Statutory benefit changes may affect all outstanding claims, including past and not-yet-settled claims. Depending on the social and political climate, these changes may either increase or decrease associated claim costs; and

Changes in utilization of the workers compensation system – These changes may be driven by economic, legislative, or other changes, like increased prescriptions for pharmaceuticals, more complex medical procedures, changes in permanently injured workers' life expectancy, and health insurance availability.

Standard Market Commercial Automobile Line of Business
At December 31, 2023, our commercial automobile line of business had recorded reserves, net of reinsurance, of $959 million, representing 20% of our total net reserves. In 2023, this line experienced unfavorable prior year reserve development of $8.0 million, primarily due to increased loss expenses in accident years 2022 and prior. In 2022, this line experienced unfavorable prior year reserve development of $22.5 million, driven by increased severities in the 2021 accident year.

The commercial automobile line has experienced unfavorable trends in recent years that has negatively affected results for us and the industry. Pre-pandemic, increased frequencies were attributable to increased miles driven, likely related to lower unemployment, poor road quality, and increased distracted driving. The pandemic and the governmental "stay-at-home" orders issued in early 2020 dramatically reduced miles driven and road traffic, significantly reducing claims frequency that year. At the same time, the industry reported dramatic increases in risky driving behaviors, such as speeding, distracted driving, and driving under the influence. In addition, traffic deaths per mile driven increased significantly. With increased miles driven in subsequent years, fatality rates per mile driven have tempered but remain well above pre-pandemic levels. Risky driving behaviors and the impacts of social inflation continue to pressure this line's claim severities. As of year-end 2023, frequencies remained somewhat below pre-pandemic levels due to changes in commuting patterns.

Increased property damage and physical damage severities relate to (i) elevated repair costs for increasingly complex vehicles that incorporate more technology, (ii) extended periods of rental reimbursement costs for claims, and (iii) inflationary impacts and disruptions to the supply chain, although these have moderated in recent quarters.

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

•Aggressively managing new business pricing and hazard mix. Deploying co-underwriting by our regional underwriters and corporate underwriting teams' subject matter experts for selected higher hazard classes to improve risk-driver recognition and exposure-based pricing.

Standard Market Personal Automobile Line of Business
At December 31, 2023, our personal automobile line of business had recorded reserves, net of reinsurance, of $130 million, representing 3% of our total net reserves. This line experienced unfavorable prior year reserve development of $15.3 million in 2023, primarily due to increased loss severities in accident year 2022. This line experienced modest unfavorable prior year reserve development of $0.5 million in 2022.

Some of the same issues affecting the commercial automobile line also impact this line. The COVID-19-related frequency reduction was even more pronounced for the personal automobile line than the commercial automobile line. Frequencies rebounded post-pandemic and have nearly returned to pre-pandemic levels. In addition to the COVID-19-related temporary impacts, the underlying trends of increased vehicle repair costs and poor road quality are likely causes of rising severities, exacerbated by riskier driving behaviors, including distracted driving trends. We continue recalibrating our predictive models and refining our underwriting and pricing approaches, including prioritizing rate filings state-by-state, to mitigate these rising severities. These filed rate increases began to take effect on a written basis during the first quarter of 2023 and continued to take effect through the end of 2023. We expect the number of rate filings and their rate impacts to continue to increase throughout 2024. While we believe these underwriting and pricing changes will ultimately lead to improved profitability and greater stability, the resulting changes to our exposure profile may impact paid and reported development patterns, increasing the uncertainty in the reserves in the near-term.

E&S Casualty Lines of Business
At December 31, 2023, our E&S casualty lines of business had recorded reserves, net of reinsurance, of $532 million, representing 11% of our total net reserves. Our E&S casualty lines results have improved over recent years. In 2023, this line experienced favorable prior year reserve development of $5.0 million, primarily due to improved loss severities in accident years 2021 and prior. In 2022, this line experienced favorable prior year reserve development of $5.0 million, primarily attributable to favorable policy inception-to-date claim frequencies and improved loss severities in accident years 2020 and 2021.

Some of the risk factors for the general liability line also affect the E&S casualty lines. These include (i) economic inflation, such as materials and labor costs and (ii) social inflationary trends, such as increased attorney involvement, broader liability findings, and more generous settlement awards.

We made underwriting operational changes that improved E&S casualty lines performance. Before 2023, our underwriting operations had substantially exited several targeted business classes with historically volatile results, including commercial automobile liability, liquor liability, and snow removal. We have shifted more policy acquisitions to middle market business without materially increasing the portfolio's overall risk profile.

The following E&S casualty claims operational changes have created further casualty improvements:

•We created a dedicated E&S claims team in our corporate claims function, bringing greater expertise and consistency to E&S claims handling.
•We created separate specialized claims teams for "litigated," "non-litigated," and "high exposure" claims.
•We implemented the following legal operational and expense improvement initiatives:
◦Increased the use of employed staff counsel lawyers to defend covered claims litigation;
◦Consistent with our policies' terms related to covered claims, the duty to defend, and regulatory standards, enhanced processes for legal budgeting and expense management; and
◦Implemented a process to review the effectiveness of outside counsel defending our insureds.

While we believe these underwriting and claims operational changes have improved our underwriting experience, these changes have inherent risks. Changes in portfolio composition or our claims processes may affect paid and reported development patterns. While our reserve analyses incorporate methods that adjust for these changes, estimated reserves have a greater risk of fluctuation.

Other impacts that create additional loss and loss expense reserve uncertainty

Claims Initiative Impacts
Our Claims Department continually identifies areas for improvement and efficiency to increase our value proposition to policyholders. These improvements may lead to claims practice changes affecting average case reserve levels and claims settlement rates, directly impacting the data used to project ultimate loss and loss expense. While these changes may increase uncertainty in our estimates in the short term, we expect refined claims process management to be the longer-term benefit.

Our internal reserve analyses incorporate actuarial projection methods that make adjustments for changes in case reserve adequacy and claims settlement rates. These methods adjust our historical loss experience to the current case adequacy or settlement rate level, providing a more consistent basis for projecting future development patterns. Like all projection methods, these have their own associated assumptions and judgments. Accordingly, no single method can be considered definitive.

Unanticipated Changes in Economic Inflation
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
•The weight applied to each individual actuarial projection method;
•Projected future loss trends; and
•Expected claim frequencies, severities, and ultimate loss and loss expense ratios for the current accident year.

The importance of any single assumption depends on several considerations, such as line of business and accident year. If the actual experience emerges differently than the assumptions underlying the reserve process, possible changes in our reserve estimates could be material to the results of operations in future periods. Below are sensitivity tests highlighting potential impacts to loss and loss expense reserves for the major casualty lines of business under different scenarios. These tests consider each assumption and line of business individually without considering the correlation between lines of business and accident years. Therefore, the results do not constitute an actuarial range. While the figures represent possible impacts from variations in certain key assumptions, there is no assurance that future loss and loss expense emergence will be consistent with our current or alternative assumptions.

Changes in internal and external trends and operational changes may manifest as changes in loss and loss expense development patterns. These patterns are a key assumption in the reserving process. In addition, the current accident year expected loss and loss expense ratios are key assumptions. These ratios are developed through a rigorous process of projecting recent accident years' experience to an ultimate settlement basis. They are then adjusted to the current accident year's pricing and loss cost levels. The impact of underwriting portfolio and claims handling practice changes is also quantified and reflected where appropriate. As with all estimates, the ultimate loss and loss expense ratios may differ from those currently estimated.

The sensitivities of loss and loss expense reserves to these key assumptions are illustrated below for the major casualty lines. The first table displays estimated impacts from changes in expected reported loss and loss expense development patterns for our major casualty lines of business. It shows line of business reserve impacts if the actual calendar year incurred amounts are greater or less than current expectations by the selected percentages. While judgmental, the selected percentages by line are based on the reserve range analysis and the actual historical reserve development for the line of business. The second table displays the estimated impacts of changes to the expected loss and loss expense ratios for the current accident year. It shows reserve impacts by line of business if the expected loss and loss expense ratios for the current accident year are greater or less than current expectations by the selected percentages.

Reserve Impacts of Changes to Expected Loss and Loss Expense Reporting Patterns
($ in millions)	Percentage Decrease/Increase	(Decrease) to Future Calendar Year Reported	Increase to Future Calendar Year Reported
General liability	12%	$(225)	$225
Workers compensation	15	(85)	85
Commercial automobile liability	12	(105)	105
Personal automobile liability	20	(20)	20
E&S casualty lines	10	(55)	55

Reserve Impacts of Changes to Current Year Expected Ultimate Loss and Loss Expense Ratios
($ in millions)	Percentage Decrease/Increase		(Decrease) to Current Accident Year Expected Loss and Loss Expense	Increase to Current Accident Year Expected Loss and Loss Expense
General liability	10	pts	$(105)	$105
Workers compensation	10		(35)	35
Commercial automobile liability	10		(65)	65
Personal automobile liability	10		(10)	10
E&S casualty lines	10		(25)	25

There is some overlap between the impacts shown in the two tables. For example, increases in the calendar year development would ultimately impact our view of the current accident year's loss and loss expense ratios. However, these tables provide perspective on the sensitivity of each key assumption. While the changes represent outcomes based on reasonably likely changes to our underlying reserving assumptions, they do not represent a range of possible outcomes. Our reserves could increase or decrease significantly from what the tables reflect.

Asbestos and Environmental Reserves
Our general liability, businessowners' policies, and homeowners reserves include exposure to asbestos and environmental claims. The emergence of these claims occurs over an extended period and can be unpredictable. The total recorded net loss and loss expense reserves for these claims were $19.1 million as of December 31, 2023, and $20.3 million as of December 31, 2022, with asbestos claims constituting approximately 18% of these reserves in 2023 and 23% in 2022.

Environmental claims have arisen primarily from insured landfill exposures in municipal government and small non-manufacturing commercial risks, and leaking underground storage tanks under homeowners policies. Asbestos claims have arisen primarily from policies issued to (i) various distributors of asbestos-containing products, such as electrical and plumbing materials and (ii) contractors exposed to or handling asbestos-containing products, such as heating, ventilation, and air conditioning contractors. We handle our asbestos and environmental claims in a centralized and specialized asbestos and environmental claim unit. That unit establishes case reserves on individual claims based on the then-known facts and circumstances, which IBNR reserves supplement.

Estimating IBNR reserves for asbestos and environmental claims is difficult because these claims have delayed and inconsistent reporting patterns. In addition, significant uncertainties are associated with estimating critical reserve assumptions, such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, litigation and coverage costs, and potential state and federal legislative changes.

Other Latent Exposures
We also have other latent and continuous trigger exposures in our ongoing portfolio. Examples include claims for construction defect and abuse or molestation, including in states that have increased and expanded the statute of limitations. We manage our exposure to these liabilities through our underwriting and claims practices and a dedicated claims unit, similar to our handling of asbestos and environmental claims. The impact of social, political, and legal trends on these claims remains highly uncertain, so the adequacy of our related loss and loss expense reserves to cover these claims remain highly uncertain. These exposures remain in our ongoing portfolio and are reserved in aggregate, with other exposures within the line of business reserves.

Investment Valuation and the Allowance for Credit Losses on AFS Fixed Income Securities

Investment Valuation
Accounting guidance defines the fair value of our investment portfolio as the exit price or amount that would be (i) received to sell an asset or (ii) paid to transfer a liability in an orderly transaction between market participants. When determining an exit price, we must rely on observable market data, if available. Most securities in our equity portfolio have readily determinable fair values and are recorded at fair value with changes in unrealized gains or losses recognized through income. Our AFS fixed income securities portfolio is recorded at fair value, and the related unrealized gains or losses are reflected in stockholders' equity, net of tax. For our AFS fixed income securities portfolios, fair value is a key factor in the measurement of (i) losses on securities for which we have the intent to sell, and (ii) changes in the allowance for credit losses.

The fair value of approximately 91% of our investments measured at fair value are classified as either Level 1 or Level 2 in the fair value hierarchy and are priced using observable inputs for identical or similar assets. About 9% are classified as either (i) Level 3 and are based on unobservable market inputs because the related securities are not traded on a public market, or (ii) not leveled because the related securities are measured at fair value using net asset value per share (or its practical expedient). For additional information, refer to the following sections within Item 8. "Financial Statements and Supplementary Data." of this Form 10-K: (i) item (d) of Note 2. "Summary of Significant Accounting Policies" for descriptions of the levels within the fair value hierarchy and the valuation techniques used for our Level 3 securities, and (ii) Note 7. "Fair Value Measurements" for quantitative information on the unobservable inputs in our securities measured using Level 3 inputs.

Allowance for Credit Losses on AFS Fixed Income Securities
When fixed income securities are in an unrealized loss position and we do not intend to sell them, we record an allowance for credit losses for the portion of the unrealized loss related to an expected credit loss. We estimate expected credit losses on these securities by performing a risk-adjusted discounted cash flow ("DCF"). The allowance for credit losses is the excess of amortized cost over the greater of (i) our estimate of the present value of expected future cash flows or (ii) fair value. The allowance for credit losses cannot exceed the unrealized loss, and therefore it may fluctuate with changes in the security's fair value. We also consider the need to record losses on securities in an unrealized loss position for which we have the intent to sell.

We analyze unrealized losses for credit loss in accordance with our existing accounting policy, which includes performing DCF analyses on securities at the lot level and analyzing these DCFs using various economic scenarios. In performing these DCF analyses, we calculate the present value of future cash flows using various models specific to the major security types in our portfolio. These models use security-specific information and forecasted macroeconomic data to determine possible expected credit loss scenarios based on projected economic changes. The forecasted economic data incorporated into the models is based on the Federal Reserve Board’s annual supervisory stress test review on certain large banks and financial institutions.

We also can incorporate internally-developed forecast information into the models as we deem appropriate. In developing our best estimate of the allowance for credit losses, we consider our outlook on the probability of the various scenarios occurring.

Based on these analyses, we recorded an allowance for credit losses on our AFS fixed income securities portfolio of $28.2 million at December 31, 2023, and $45.7 million at December 31, 2022. After considering the allowance for credit losses, the remaining unrealized losses on this portfolio were $403.4 million at December 31, 2023 and $537.2 million at December 31, 2022. The decrease in 2023 compared to 2022 was primarily driven by a decrease in benchmark U.S. Treasury rates and, to a lesser extent, a tightening of credit spreads. If the security-specific and macroeconomic assumptions in our DCF analyses or our outlook on the occurrence probability of our DCF model scenarios were to change, our allowance for credit losses and the resulting credit loss expense or benefit will negatively or positively impact our results of operations. Factors considered in determining the allowance for credit losses require significant judgment, including our evaluation of the security's projected cash flow stream.

For additional information regarding our allowance for credit losses on AFS fixed income securities, see item (c) of Note 2. "Summary of Significant Accounting Policies" and item (i) of Note 5. "Investments" within Item 8. "Financial Statements and Supplementary Data." of this Form 10-K, respectively.

Reinsurance
Reinsurance recoverables on paid and unpaid loss and loss expense represent our estimates of the amounts we will recover from reinsurers. Each reinsurance contract is analyzed to ensure sufficient risk is transferred to record the transactions appropriately as reinsurance in the Financial Statements. Amounts recovered from reinsurers are recognized as assets contemporaneously and in a manner consistent with the paid and unpaid losses associated with the reinsured policies. An allowance for credit losses on our reinsurance recoverable balance is recorded based on an evaluation of balances due from reinsurers and other available information, including collateral we hold under the terms and conditions of the underlying agreements. Reinsurers often purchase and rely on their retrocessional reinsurance programs to manage their capital position and improve their financial strength ratings. Details about retrocessional reinsurance programs are not always transparent, making it difficult to assess our reinsurers' exposure to counterparty credit risk. Other factors impact our reinsurer's credit quality, such as their reserve adequacy, investment portfolio, regulatory capital position, catastrophe aggregations, and risk management practices. In addition, contractual language interpretations and willingness to pay valid claims can impact our allowance for estimated uncollectible reinsurance. Our allowance for estimated uncollectible reinsurance was $1.7 million at December 31, 2023, and $1.6 million at December 31, 2022. We continually monitor developments that may impact recoverability from our reinsurers, for which we have contractual remedies if necessary. For further information regarding reinsurance, see the "Reinsurance" section below in "Results of Operations and Related Information by Segment" and Note 9. "Reinsurance" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Financial Highlights of Results for Years Ended December 31, 2023, 2022, and 20211

				2023			2022
($ in thousands, except per share amounts)	2023		2022	vs. 2022		2021	vs. 2021
Financial Data:
Revenues	$4,232,106		3,558,062	19%		$3,379,164	5%
After-tax net investment income	309,535		232,199	33		263,000	(12)
After-tax underwriting income	104,911		131,774	(20)		172,688	(24)
Net income before federal income tax	458,412		280,186	64		505,310	(45)
Net income	365,238		224,886	62		403,837	(44)
Net income available to common stockholders	356,038		215,686	65		394,484	(45)

Key Metrics:
Combined ratio	96.5%		95.1	1.4	pts	92.8%	2.3	pts
Invested assets per dollar of common stockholders' equity	$3.16		3.37	(6)%		$2.88	17%
Annualized after-tax yield on investment portfolio	3.7%		2.9	0.8	pts	3.4%	(0.5)	pts
Return on common equity ("ROE")	14.3		8.8	5.5		14.8	(14.7)
Net premiums written to statutory surplus ratio	1.51	x	1.44	0.07		1.33	0.11

Per Common Share Amounts:
Diluted net income per share	$5.84		3.54	65%		$6.50	(46)%
Book value per share	45.42		38.57	18		46.24	(17)
Dividends declared per share to common stockholders	1.25		1.14	10		1.03	11

Non-GAAP Information[2]:
Non-GAAP operating income	$358,844		306,384	17%		$380,580	(19)%
Non-GAAP operating income per diluted common share	5.89		5.03	17		6.27	(20)
Non-GAAP operating ROE	14.4%		12.4	2.0	pts	14.3%	(1.9)	pts
Adjusted book value per common share	$50.03		45.49	10%		$43.23	5%
1Refer to the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of terms used in this financial review.
2Non-GAAP operating income, non-GAAP operating income per diluted common share, and non-GAAP operating ROE are measures comparable to net income available to common stockholders, net income available to common stockholders per diluted common share, and ROE, respectively, but exclude after tax net realized and unrealized gains and losses on investments included in net income. Adjusted book value per common share is a measure comparable to book value per common share, but excludes total after-tax unrealized gains and losses on investments included in accumulated other comprehensive income (loss). These non-GAAP measures are important financial measures that we, analysts, and investors use because the timing of realized and unrealized investment gains and losses on securities in any given period is largely discretionary. In addition, net realized and unrealized investment gains and losses on investments could distort the analysis of trends.

Reconciliations of our GAAP to non-GAAP measures are provided in the tables below:

Reconciliation of net income available to common stockholders to non-GAAP operating income
($ in thousands)	2023	2022	2021
Net income available to common stockholders	$356,038	215,686	394,484
Net realized and unrealized investment (gains) losses included in net income, before tax	3,552	114,808	(17,599)
Tax on reconciling items	(746)	(24,110)	3,695
Non-GAAP operating income	$358,844	306,384	380,580

Reconciliation of net income available to common stockholders per diluted common share to non-GAAP operating income per diluted common share	2023	2022	2021
Net income available to common stockholders per diluted common share	$5.84	3.54	6.50
Net realized and unrealized investment (gains) losses included in net income, before tax	0.06	1.89	(0.29)
Tax on reconciling items	(0.01)	(0.40)	0.06
Non-GAAP operating income per diluted common share	$5.89	5.03	6.27

Reconciliation of ROE to non-GAAP operating ROE	2023	2022	2021
ROE	14.3%	8.8	14.8
Net realized and unrealized investment (gains) losses included in net income, before tax	0.1	4.7	(0.7)
Tax on reconciling items	—	(1.1)	0.2
Non-GAAP operating ROE	14.4%	12.4	14.3

Reconciliation of book value per common share to adjusted book value per common share	2023	2022	2021
Book value per common share	$45.42	38.57	46.24
Total unrealized investment gains losses included in accumulated other comprehensive income (loss), before tax	5.83	8.75	(3.80)
Tax on reconciling items	(1.22)	(1.83)	0.79
Adjusted book value per common share	$50.03	45.49	43.23

The components of our ROE and non-GAAP operating ROE are as follows:

ROE Components			2023			2022
	2023	2022	vs. 2022		2021	vs. 2021
Standard Commercial Lines segment	5.0%	4.6	0.4	pts	5.9	(1.3)	pts
Standard Personal Lines segment	(2.5)	(0.2)	(2.3)		0.1	(0.3)
E&S Lines segment	1.7	1.0	0.7		0.5	0.5
Total insurance operations	4.2	5.4	(1.2)		6.5	(1.1)

Investment income	12.4	9.4	3.0		9.9	(0.5)
Net realized and unrealized investment gains (losses)	(0.1)	(3.6)	3.5		0.5	(4.1)
Total investments segment	12.3	5.8	6.5		10.4	(4.6)

Other	(2.2)	(2.4)	0.2		(2.1)	(0.3)

ROE	14.3	8.8	5.5		14.8	(6.0)
Net realized and unrealized investment (gains) losses, after tax	0.1	3.6	(3.5)		(0.5)	4.1
Non-GAAP operating ROE	14.4%	12.4	2.0		14.3	(1.9)
In 2023, we generated an ROE of 14.3% compared to 8.8% in 2022. Our non-GAAP operating ROE of 14.4% in 2023 was above our target non-GAAP operating ROE of 12% and above our 2022 non-GAAP operating ROE of 12.4%, which marks a significant milestone for us as this was our tenth consecutive year generating double-digit non-GAAP operating ROE. We also exceeded $4 billion of net premiums written ("NPW") for the first time in our nearly 100-year history, as we achieved 16% NPW growth in 2023 compared to 2022. We view our 2023 results as a significant achievement in a year with elevated uncertainty of loss trends influenced by economic and social inflation, the unusual frequency and severity patterns resulting from the pandemic and its longer-term residual impacts, and a heightened frequency of catastrophe losses. Our results reflect the success of our underwriting discipline, active management of our investment portfolio, and profitable growth strategies.

The 2.0-point increase in our non-GAAP operating ROE in 2023, compared to 2022, included the following:
•An increase in after-tax net investment income of $77.3 million, or 3.0 points, in 2023, compared to 2022. The 2023 increase was attributable to greater after-tax net investment income earned on our fixed income securities portfolio. This portfolio benefited from higher book yields we earned on the investment of operating and investing cash flows in the higher interest rate environment over the past two years.
•An increase in Standard Commercial Lines and E&S Lines after-tax underwriting income of $30.1 million, or 1.1 points, in 2023, compared to 2022. These segments represent 90% of our business and delivered underwriting results at or better than our 95% combined ratio target. The 2023 increase was attributable to lower non-catastrophe property loss and loss expenses and improved underwriting expenses, partially offset by higher net catastrophe losses and lower favorable prior year casualty reserve development.
•An increase in Standard Personal Lines after-tax underwriting losses of $56.9 million, or 2.3 points, in 2023, compared to 2022, which partially offset the improvements in our other segments. Higher net catastrophe losses and unfavorable prior year casualty reserve development negatively impacted this segment in 2023.

Overall pre-tax net catastrophe losses increased $98.6 million in 2023, compared to 2022. We were impacted by 66 Property Claim Services ("PCS") named events in 2023, compared to 56 in 2022. In addition, favorable prior year casualty reserve development decreased $79.5 million in 2023, compared to 2022, primarily driven by $55 million of unfavorable prior year casualty reserve development in our general liability line of business in 2023 compared to favorable development of $5 million in 2022. While down year-over-year, we reported our 18th consecutive year of net favorable prior year casualty reserve development.

For additional information on our insurance segment results, refer to the insurance segment sections below.

Our ROE was up 3.5 points in 2023 compared to 2022 due to a decrease in net realized and unrealized investment losses. The decrease in net realized and unrealized investment losses was primarily due to (i) a credit loss benefit recorded on our AFS fixed income securities portfolio in 2023, compared to credit loss expense recorded in 2022, and (ii) an increase in valuations reflecting the current public equities market. The 2023 credit loss benefit reflected the decrease in benchmark U.S. Treasury rates and, to a lesser extent, a tightening of credit spreads.

Outlook
2023 marks our tenth consecutive year of double-digit non-GAAP operating ROE. Over those ten years, our operating ROE was 12.2%, exceeding our target of 12%. Our target is set approximately 300 to 400 basis points above our weighted average cost of capital. Throughout the market cycle and under various interest rate environments, we believe a 95% combined ratio should allow us to meet our operating ROE target. Based on current interest rates and the elevated contribution of net investment income to operating ROE, we expect to produce an operating ROE in excess of our target, as was the case in 2023. Our combined ratio target allows us to remain focused on disciplined underwriting and profitable growth while being a stable insurance carrier for our customers and distribution partners.

With our strong capital position and operational results, we are well-positioned to navigate the on-going challenges of elevated economic and social inflation and financial market volatility. In 2024, we will focus on delivering on our strategy for disciplined and profitable growth within our insurance operation segments by:

•Standard Commercial Lines
◦Achieving Standard Commercial Lines renewal pure price increases that reflect our current profitability and forward     loss trend expectations;
◦Continuing to expand our Standard Commercial Lines market share by (i) increasing our share towards our 12% target of our agents' premiums, (ii) strategically appointing new agents, and (iii) maximizing new business growth in the small business market through the use of our enhanced small business platform; and
◦Expanding our geographic footprint. In 2022, we began writing Standard Commercial Lines business in Vermont, Alabama, and Idaho. We expect to write new business in West Virginia and Maine in early 2024, and Washington, Oregon, and Nevada in late 2024. Over time, we plan to expand our Standard Commercial Lines footprint into most of the contiguous U.S.

•E&S Lines
◦Achieving E&S Lines renewal pure price increases that reflect our current profitability and forward loss trend expectations; and
◦Continuing to invest in product expansion, risk evaluation, and operational efficiency for middle market E&S accounts.

•Standard Personal Lines
◦Aggressively pursuing profitability on our Standard Personal Lines segment by prioritizing additional rate filings on a state-by-state basis and further refining our pricing factors. These filed rate increases began to take effect early in 2023, increasing in number and magnitude throughout the year, and are expected to continue through 2024. We expect our overall written renewal rate to range from approximately 20% to 25% in 2024, subject to regulatory approvals. In addition, other underwriting actions include the following:
▪Seeking to improve our homeowners line of business profitability through the introduction of new policy terms and conditions, including (i) coverage for older roofs based on depreciation schedules rather than replacement cost, and (ii) implementing mandatory wind/hail deductibles in states exposed to severe convective storms, where allowed by law; and
▪Continuing the migration of our Standard Personal Lines products and services towards customers in the mass affluent market, where we believe we can be more competitive with our strong coverage and servicing capabilities.

In addition, we will continue developing our culture centered on the values of diversity, equity, and inclusion that foster innovation, idea generation, and the development of a group of specially trained leaders who can guide us successfully into the future.

For 2024, our full-year guidance is as follows:

•A GAAP combined ratio of 95.5%, including net catastrophe losses of 5.0 points. Our combined ratio estimate assumes no prior year casualty reserve development;
•After-tax net investment income of $360 million that includes $32 million of after-tax net investment income from our alternative investments;
•An overall effective tax rate of approximately 21.0%, which assumes an effective tax rate of 20.5% for net investment income and 21% for all other items; and
•Weighted average shares of 61.5 million on a fully diluted basis, which assumes no share repurchases we may make under our authorization.

Our guidance implies a healthy ROE outlook for 2024 that exceeds our 12% target, with ample runway to continue our trajectory of profitable growth. We have the team, sophisticated tools, and disciplined execution to effectively manage through market dynamics, and believe we are operating from a position of strength.

Results of Operations and Related Information by Segment

Insurance Operations
The following table provides quantitative information for analyzing the combined ratio:

All Lines			2023 vs. 2022			2022 vs. 2021
($ in thousands)	2023	2022			2021
Insurance Operations Results:
NPW	$4,134,532	3,573,590	16%		$3,189,713	12%
NPE	3,827,606	3,373,380	13		3,017,253	12
Less:
Loss and loss expense incurred	2,484,285	2,111,778	18		1,813,984	16
Net underwriting expenses incurred	1,203,767	1,089,942	10		979,537	11
Dividends to policyholders	6,755	4,858	39		5,140	(5)
Underwriting income	$132,799	166,802	(20)%		$218,592	(24)%
Combined Ratios:
Loss and loss expense ratio	64.9%	62.7	2.2	pts	60.1%	2.6	pts
Underwriting expense ratio	31.4	32.3	(0.9)		32.5	(0.2)
Dividends to policyholders ratio	0.2	0.1	0.1		0.2	(0.1)
Combined ratio	96.5	95.1	1.4		92.8	2.3

The NPW growth of 16% in 2023 compared to 2022 reflected (i) overall renewal pure price increases, and (ii) higher direct new business, as shown in the following table:

($ in millions)	2023	2022	2021
Direct new business premiums	$923.5	731.7	648.5
Renewal pure price increases	6.8%	5.1	4.9

Our NPW growth in 2023 also benefited from strong retention and exposure growth on renewal policies.

The increase in NPE in 2023 compared to 2022 resulted from the same impacts to NPW described above.

Loss and Loss Expenses
The loss and loss expense ratio increased 2.2 points in 2023 compared to 2022, primarily due to the following:

($ in millions)	Non-Catastrophe Property Loss and Loss Expenses			Net Catastrophe Losses			Total Impact on Loss and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2023	$650.4	17.0	pts	$244.5	6.4	pts	23.4	0.8
2022	617.9	18.3		145.9	4.3		22.6	1.6
2021	471.7	15.6		164.2	5.4		21.0	(2.3)

We had higher net catastrophe losses in 2023 compared to 2022. In 2023, 66 PCS named events impacted our footprint, compared to 56 in 2022. In 2023 and 2022, net catastrophe losses primarily impacted our commercial property and homeowners line of business, with 2023 events also impacting our E&S property lines.

Details of the prior year casualty reserve development were as follows:

($ in millions)	(Favorable) Prior Year Casualty Reserve Development			(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2023	$(6.5)	(0.2)	pts	2.3
2022	(86.0)	(2.5)		0.2
2021	(81.0)	(2.7)		0.5

(Favorable)/Unfavorable Prior Year Casualty Reserve Development
($ in millions)	2023		2022	2021
General liability	$55.0		(5.0)	(29.0)
Commercial automobile	4.0		15.0	15.0
Workers compensation	(74.5)		(70.0)	(58.0)
Businessowners' policies	—		(11.0)	(2.0)
Bonds	—		(10.0)	—
Total Standard Commercial Lines	(15.5)		(81.0)	(74.0)

Homeowners	—		—	—
Personal automobile	14.0		—	—
Total Standard Personal Lines	14.0		—	—

E&S	(5.0)		(5.0)	(7.0)

Total (favorable) prior year casualty reserve development	$(6.5)		(86.0)	(81.0)

(Favorable) impact on loss ratio	(0.2)	pts	(2.5)	(2.7)

In addition, the loss and loss expense ratio was impacted by a decrease in current year casualty loss costs of 0.8 points in 2023, compared to 2022, primarily due to the mix of business from the impact of premium growth in 2023 compared to 2022.

For additional qualitative discussion on prior year reserve development, current year casualty loss costs, and non-catastrophe property loss and loss expenses, refer to the insurance segment sections below.

Underwriting Expenses
The underwriting expense ratio decreased 0.9 points in 2023 compared to 2022, primarily due to premium growth outpacing the growth in underwriting expenses.

Standard Commercial Lines Segment

			2023 vs. 2022			2022 vs. 2021
($ in thousands)	2023	2022			2021
Insurance Segments Results:
NPW	$3,281,319	2,901,984	13%		$2,593,018	12%
NPE	3,071,784	2,739,819	12		2,443,885	12
Less:
Loss and loss expense incurred	1,919,204	1,683,988	14		1,426,768	18
Net underwriting expenses incurred	988,519	907,277	9		813,381	12
Dividends to policyholders	6,755	4,858	39		5,140	(5)
Underwriting income	$157,306	143,696	9%		$198,596	(28)%
Combined Ratios:
Loss and loss expense ratio	62.5%	61.5	1.0	pts	58.4%	3.1	pts
Underwriting expense ratio	32.2	33.1	(0.9)		33.3	(0.2)
Dividends to policyholders ratio	0.2	0.2	—		0.2	—
Combined ratio	94.9	94.8	0.1		91.9	2.9

NPW growth of 13% in 2023 compared to 2022 reflected (i) renewal pure price increases, (ii) higher direct new business, and (iii) strong retention as shown in the table below. In addition, NPW growth in 2023 benefited from exposure growth on renewal policies.

	For the Year Ended December 31,
($ in millions)	2023	2022
Direct new business premiums	$597.5	$512.5
Retention	85%	85
Renewal pure price increases on NPW	7.0	5.4

The increase in NPE in 2023 compared to 2022 resulted from the same impacts to NPW described above.

The 1.0-point increase in the loss and loss expense ratio in 2023 compared to 2022 was primarily driven by the following:

($ in millions)	Non-Catastrophe Property Loss and Loss Expenses			Net Catastrophe Losses			Total Impact on Loss and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2023	$461.6	15.0	pts	$150.5	4.9	pts	19.9	(0.4)
2022	461.1	16.8		95.6	3.5		20.3	2.1

($ in millions)	(Favorable) Prior Year Casualty Reserve Development			(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2023	$(15.5)	(0.5)	pts	2.5
2022	(81.0)	(3.0)		—

Our loss and loss expenses in 2023 experienced elevated net catastrophe losses compared to 2022, as discussed in the "Insurance Operations" section above. Refer to the line of business sections below for qualitative discussion on the significant drivers of favorable prior year casualty reserve development and non-catastrophe property loss and loss expenses.

In addition, the loss and loss expense ratio was impacted by a decrease in current year casualty loss costs of 1.0 point in 2023 compared to 2022, primarily due to (i) the mix of business from the impact of premium growth in 2023, partially offset by (ii) an increase in current year casualty loss costs in our commercial automobile line of business. Refer to the "Commercial Automobile" section below for a qualitative discussion on these current year loss costs.

The underwriting expense ratio decreased 0.9 points in 2023 compared to 2022, primarily due to premium growth outpacing the growth in underwriting expenses.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
($ in thousands)	2023	2022	2023 vs. 2022		2021	2022 vs. 2021
NPW	$1,087,079	958,121	13%		$859,284	12%
Direct new business	179,047	151,005	n/a		139,255	n/a
Retention	85%	85	n/a		85%	n/a
Renewal pure price increases	5.4	4.5	n/a		4.4	n/a
NPE	$1,020,362	902,428	13%		$807,158	12%
Underwriting income	70,806	104,517	(32)		123,450	(15)
Combined ratio	93.1%	88.4	4.7	pts	84.7%	3.7	pts
% of total Standard Commercial Lines NPW	33	33			33
1n/a: not applicable.

NPW growth of 13% in 2023 compared to 2022 benefited from exposure growth on renewal policies, strong retention, renewal pure price increases, and higher direct new business.

The combined ratio increased 4.7 points in 2023 compared to 2022, primarily driven by unfavorable prior year casualty reserve development in 2023, as follows:

($ in millions)	(Favorable) Prior Year Casualty Reserve Development
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		(Favorable)/Unfavorable Year-Over-Year Change
2023	$55.0	5.4	pts	6.0
2022	(5.0)	(0.6)		3.0

The unfavorable prior year casualty reserve development in 2023 was primarily driven by increased loss severities in accident years 2015 through 2020 attributable to social inflationary impacts. We see this as an industry dynamic with higher propensity for attorney representation and litigation, longer settlement times, and higher settlement values. The 2022 favorable prior year casualty reserve development was primarily attributable to favorable inception-to-date claim frequencies in accident years 2021 and 2020.

This line of business has experienced a long-term historical trend of meaningful severity increases, which have been largely offset by decreases in claim frequencies. In response to potential social inflationary impacts, we have been embedding higher severity assumptions in our initial loss ratio estimates in recent years, which are materializing in actual results. The trend of lower frequencies has continued, while prior year severities have developed adversely. Despite this, initial estimates for less mature accident years have remained stable. However, if the favorable frequency trend moderates and severities continue to emerge higher than expected, there could be impacts on ultimate loss estimates for this line.

The combined ratio was also impacted by a decrease in the underwriting expense ratio of 1.2 points in 2023 compared to 2022, primarily due to premium growth outpacing the growth in underwriting expenses.

Commercial Automobile
			2023 vs. 2022[1]			2022 vs. 2021[1]
($ in thousands)	2023	2022			2021
NPW	$976,888	860,116	14%		$767,723	12%
Direct new business	147,242	125,129	n/a		115,088	n/a
Retention	86%	86	n/a		86%	n/a
Renewal pure price increases	9.8	8.1	n/a		8.3	n/a
NPE	$916,140	812,306	13%		$724,398	12%
Underwriting loss	(33,724)	(63,112)	47		(23,335)	(170)
Combined ratio	103.7%	107.8	(4.1)	pts	103.2%	4.6	pts
% of total Standard Commercial Lines NPW	30	30			30
1n/a: not applicable.

NPW growth of 14% in 2023 compared to 2022 benefited from renewal pure price increases, higher direct new business, and strong retention. The higher new business and strong retention contributed to a 5% growth of in-force vehicle counts as of December 31, 2023, compared to December 31, 2022.

The combined ratio decreased 4.1 points in 2023 compared to 2022, primarily driven by the following:

($ in millions)	Non-Catastrophe Property Loss and Loss Expenses			Net Catastrophe Losses			Total Impact on Loss and Loss Expense Ratio	(Favorable)/ Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2023	$177.8	19.4	pts	$5.0	0.5	pts	19.9	(1.7)
2022	172.2	21.2		3.1	0.4		21.6	2.9

Loss and loss expenses in 2023 compared to 2022 experienced (i) lower non-catastrophe property loss and loss expenses, as inflationary and supply chain impacts have moderated, partially offset by (ii) elevated net catastrophe losses, as discussed in the "Insurance Operations" section above.

($ in millions)	Unfavorable Prior Year Casualty Reserve Development			(Favorable)/ Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2023	$4.0	0.4	pts	(1.4)
2022	15.0	1.8		(0.3)

The unfavorable prior year casualty reserve development in 2023 was primarily due to increased loss expenses in accident years 2022 and prior. The 2022 unfavorable prior year casualty reserve development was primarily due to increased severities in the 2021 accident year.

The combined ratio was also impacted by a decrease in the underwriting expense ratio of 1.0 point in 2023 compared to 2022, primarily due to premium growth outpacing the growth in underwriting expenses.

Commercial Property
				2023 vs. 2022[1]			2022 vs. 2021[1]
($ in thousands)	2023		2022		2021
NPW	$648,753		535,666	21%	$470,043		14%
Direct new business	147,358		118,470	n/a	108,418		n/a
Retention	84%		84	n/a	84%		n/a
Renewal pure price increases	9.8		6.2	n/a	6.0		n/a
NPE	$586,267		495,647	18%	$436,412		14%
Underwriting income (loss)	10,765		(7,015)	253	10,515		(167)
Combined ratio	98.2	pts	101.4	(3.2)	97.6	pts	3.8
% of total Standard Commercial Lines NPW	20		18		18
1n/a: not applicable.

NPW growth of 21% in 2023 compared to 2022 benefited from renewal pure price increases, exposure growth on renewal policies, strong retention, and higher direct new business.

The combined ratio decreased 3.2 points in 2023 compared to 2022, primarily driven by the following:

($ in millions)	Non-Catastrophe Property Loss and Loss Expenses			Net Catastrophe Losses			Total Impact on Loss and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2023	$233.4	39.8	pts	$127.9	21.8	pts	61.6	(2.1)
2022	240.5	48.5		75.3	15.2		63.7	3.7

The lower non-catastrophe property loss and loss expenses were primarily due to lower frequencies compared to 2022. We continue to manage our long-term profitability through (i) price increases and (ii) targeted underwriting actions, including an ongoing focus on appropriate policy terms and conditions and achieving accurate insurance-to-value ratios. The elevated net catastrophe losses are further discussed in the "Insurance Operations" section above.

The combined ratio was also impacted by a decrease in the underwriting expense ratio of 1.2 points in 2023 compared to 2022, primarily due to premium growth outpacing the growth in underwriting expenses.

Workers Compensation
			2023 vs. 2022[1]			2022 vs. 2021[1]
($ in thousands)	2023	2022			2021
NPW	$338,123	340,802	(1)%		$317,035	7%
Direct new business	63,703	61,726	n/a		59,938	n/a
Retention	84%	86	n/a		86%	n/a
Renewal pure price increases (decreases)	(1.5)	(0.5)	n/a		0.1	n/a
NPE	$333,669	335,955	(1)%		$306,428	10%
Underwriting income	95,397	91,087	5		78,537	16
Combined ratio	71.4%	72.9	(1.5)	pts	74.4%	(1.5)	pts
% of total Standard Commercial Lines NPW	12	12			12
1n/a: not applicable.

NPW decreased 1% in 2023 compared to 2022 due to renewal pure price decreases and a slight decrease in retention.

The combined ratio decreased 1.5 points in 2023 compared to 2022, driven by higher favorable prior year casualty reserve development, as follows:

($ in millions)	(Favorable) Prior Year Casualty Reserve Development			Unfavorable/(Favorable) Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2023	$(74.5)	(22.3)	pts	(1.5)
2022	(70.0)	(20.8)		(1.9)

The favorable prior year casualty reserve development in 2023 was primarily due to improved loss severities driven by continued favorable medical cost trends in accident years 2021 and prior. The favorable prior year casualty reserve development in 2022 was primarily due to continued favorable medical trends in accident years 2020 and prior, and favorable inception-to-date claim frequencies in accident year 2020.

Standard Personal Lines Segment

			2023 vs. 2022			2022 vs. 2021
($ in thousands)	2023	2022			2021
Insurance Segments Results:
NPW	$414,585	319,059	30%		$292,265	9%
NPE	365,213	299,405	22		293,559	2
Less:
Loss and loss expense incurred	353,185	231,113	53		212,116	9
Net underwriting expenses incurred	91,291	75,485	21		77,477	(3)
Underwriting income (loss)	$(79,263)	(7,193)	(1,002)%		$3,966	(281)%
Combined Ratios:
Loss and loss expense ratio	96.7%	77.2	19.5	pts	72.2%	5.0	pts
Underwriting expense ratio	25.0	25.2	(0.2)		26.4	(1.2)
Combined ratio	121.7	102.4	19.3		98.6	3.8

NPW increased 30% in 2023 compared to 2022, primarily due to (i) higher direct new business, (ii) stronger retention, (iii) renewal pure price increases, (iv) higher homeowners coverage amounts due to inflation adjustments, and (v) higher average policy sizes from our mass affluent market strategy. In the third quarter of 2021, we transitioned our personal lines strategy to targeting customers in the mass affluent market, where we believe our strong coverage and servicing capabilities will be more competitive. Over 65% of new business in our homeowners line of business in 2023 had dwelling coverage values over $500,000.

($ in millions)	2023	2022
Direct new business premiums[1]	$116.5	$62.9
Retention	87%	85
Renewal pure price increases on NPW	5.2	0.7
1Excludes our flood direct premiums written, which is 100% ceded to the NFIP and therefore, has no impact on our NPW.

The increase in NPE in 2023 compared to 2022 resulted from the same impacts on NPW discussed above.

The loss and loss expense ratio increased 19.5 points in 2023 compared to 2022, driven by the following:

($ in millions)	Non-Catastrophe Property Loss and Loss Expenses			Net Catastrophe Losses			Total Impact on Loss and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2023	$156.9	43.0	pts	$69.3	19.0	pts	62.0	9.3
2022	117.1	39.1		40.8	13.6		52.7	5.0

Net catastrophe losses in both 2023 and 2022 exceeded our 10-year historical average, with 2023 being elevated over 2022, as discussed in the "Insurance Operations" section above.

We experienced elevated non-catastrophe property loss and loss expenses in 2023 compared to 2022, driven by higher personal automobile physical damage losses and homeowners property losses. The higher automobile damage losses resulted from increased claim frequencies, driven in part by increased miles driven. Higher homeowners property losses were attributable to elevated severities due to (i) higher construction costs impacted by economic inflation and (ii) increasing home values due to higher average policy sizes from our mass affluent market strategy.

($ in millions)	Unfavorable Prior Year Casualty Reserve Development			Unfavorable/(Favorable) Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2023	$14.0	3.8	pts	3.8
2022	—	—		—

The unfavorable prior year casualty reserve development in 2023 was primarily attributable to increased loss severities in accident year 2022. There was no prior year casualty reserve development in 2022.

In addition, the loss and loss expense ratio was impacted by a 6.4-point increase in current year casualty loss costs in 2023 compared to 2022 from (i) elevated prior year severities, which influenced our current year severity estimates, and (ii) increased claim frequencies in the current year.

We are aggressively managing this business by continuing to prioritize additional rate filings on a state-by-state basis to mitigate these inflationary impacts, and refining our pricing factors. These filed rate increases began to take effect early in 2023, increasing in number and magnitude throughout the year, and are expected to continue through 2024. We expect our overall written renewal rate to range from approximately 20% to 25%, subject to regulatory approvals. In addition, we are seeking to improve profitability within our homeowners' line of business by introducing new policy terms and conditions, including (i) coverage for older roofs based on a schedule of factors rather than replacement cost and (ii) implementing mandatory wind/hail deductibles in states exposed to severe convective storms, where allowed by law.

E&S Lines Segment

($ in thousands)	2023	2022	2023 vs. 2022		2021	2022 vs. 2021
Insurance Segments Results:
NPW	$438,628	352,547	24%		$304,430	16%
NPE	390,609	334,156	17		279,809	19
Less:
Loss and loss expense incurred	211,896	196,677	8		175,100	12
Net underwriting expenses incurred	123,957	107,180	16		88,679	21
Underwriting income (loss)	$54,756	30,299	81%		$16,030	89%
Combined Ratios:
Loss and loss expense ratio	54.3%	58.8	(4.5)	pts	62.6%	(3.8)	pts
Underwriting expense ratio	31.7	32.1	(0.4)		31.7	0.4
Combined ratio	86.0	90.9	(4.9)		94.3	(3.4)

NPW growth of 24% in 2023 compared to 2022, reflected renewal pure price increases and higher direct new business as shown in the table below. NPW growth in 2023 also benefited from property and casualty exposure growth on renewal policies driven by higher rates associated with increased construction costs resulting from economic inflation.

($ in millions)	2023	2022
Direct new business premiums	$209.5	156.3
Renewal pure price increases on NPW	6.9%	7.3

The increase in NPE in 2023 compared to 2022 resulted from the same impacts to NPW discussed above.

The loss and loss expense ratio decreased 4.5 points in 2023 compared to 2022, primarily driven by a 4.6-point decrease in current year casualty loss costs in 2023 compared to 2022. Our E&S casualty lines results have improved over recent years, benefiting from several underwriting and claims initiatives and strong rate increases. The decrease in current year casualty loss costs reflects the impacts of these actions.

In addition, the loss and loss expense ratio was impacted by the following:

($ in millions)	Non-Catastrophe Property Loss and Loss Expenses			Net Catastrophe Losses			Total Impact on Loss and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2023	$31.9	8.2	pts	$24.7	6.3	pts	14.5	(0.3)
2022	39.6	11.9		9.6	2.9		14.8	(3.4)

($ in millions)	(Favorable) Prior Year Casualty Reserve Development			(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2023	$(5.0)	(1.3)	pts	0.2
2022	(5.0)	(1.5)		1.0

We experienced elevated net catastrophe losses in 2023 compared to 2022, as discussed in the "Insurance Operations" section above. The favorable prior year casualty reserve development in 2023 was primarily due to improved loss severities in accident years 2021 and prior. The favorable prior year casualty reserve development in 2022 was primarily attributable to favorable inception-to-date claim frequencies and lower loss severities in accident years 2021 and 2020.

Reinsurance
We use reinsurance to protect our capital resources and insure against losses on property and casualty risks that we underwrite above the amount of losses we are willing to accept. We use two main reinsurance vehicles: (i) a reinsurance pooling agreement among our Insurance Subsidiaries through which each company agrees to share in premiums and losses based on certain specified percentages; and (ii) reinsurance treaties and arrangements with third parties that cover various policies that we issue to our customers.

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

The following illustrates the pooling percentages by Insurance Subsidiary as of December 31, 2023:

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

Reinsurance Treaties and Arrangements
By entering into reinsurance treaties and arrangements, we can increase our underwriting capacity, accepting larger individual risks and aggregations of risks without directly increasing our capital or statutory surplus. Under our reinsurance treaties, we cede to our reinsurers a portion of our incurred losses from an individual policy or group of policies in exchange for a portion of the premium on those policies. Amounts not reinsured below a specified dollar threshold are known as retention. Reinsurance does not legally discharge us from liability under the terms and limits of our policies, but it does make our reinsurers liable to us for the amount of liability we cede to them. Our reinsurers often rely on their own reinsurance programs, or retrocessions, to manage their large loss exposures. The size of the global reinsurance community is relatively small. If our reinsurers cannot collect on their retrocessional programs, it may impair their ability to pay us for the amounts we cede to them.

Consequently, our reinsurers present us with direct, indirect, and contingent counterparty credit risk. We attempt to mitigate this credit risk by (i) pursuing relationships with reinsurers rated “A-” or higher by AM Best and/or (ii) obtaining collateral to secure reinsurance obligations. Some of our reinsurance treaties permit us to terminate or commute them – or require the reinsurer to post collateral if the reinsurer's financial condition or rating deteriorates. We monitor our reinsurers' financial condition and review the quality of reinsurance recoverables and reserves for uncollectible reinsurance. For additional information regarding our reinsurance counterparty credit risk, see Note 9. "Reinsurance" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

We have reinsurance contracts that separately cover our property and casualty insurance business that can be categorized as follows:

•Property Reinsurance, which includes our (i) property excess of loss treaties purchased for protection against large individual property losses and (ii) property catastrophe treaties and a property catastrophe bond transaction to provide protection for the overall property portfolio against severe catastrophic events. We also purchase a limited amount of facultative reinsurance, primarily for large individual property risks greater than our property excess of loss treaty capacity.

•Casualty Reinsurance, which provides protection for both individual large casualty losses and catastrophic casualty losses involving multiple claimants or insureds. We also may use (i) facultative reinsurance, primarily for large individual casualty risks in excess of our treaty capacity and (ii) quota share capacity for certain new or higher severity casualty lines of business.

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

Property Reinsurance

Property Catastrophe Reinsurance Program
Our 2024 property catastrophe reinsurance program includes an excess of loss treaty and an indemnity reinsurance agreement with a special purpose insurer that issued a catastrophe bond (discussed more fully below). This program provides coverage of

$1.1 billion in excess of a $100 million retention. Compared to our expiring program, we extended the exhaustion limit by $290 million and increased our retention by $40 million to respond to our growing property portfolio. In addition, we eliminated co-participations throughout the program. The overall net purchased limits increased to $1.1 billion, from $810 million in the expiring treaty.

We renewed our property catastrophe treaty, which covers our standard market and E&S business, effective January 1, 2024. The highest layer of the treaty provides 35% coverage of the $500 million in excess of $700 million layer. The property catastrophe treaty excludes coverage for communicable disease but retains (i) coverage for strike, riot, civil unrest, severe convective storms, and other traditionally-covered property perils, (ii) coverage for conventional terrorism losses in most geographic areas, and (iii) limited coverage for cybersecurity risks.

To provide additional, fully collateralized coverage at the top end of our property catastrophe reinsurance program, we secured property catastrophe protection through a per occurrence excess of loss indemnity reinsurance agreement effective December 9, 2023, with High Point Re Ltd. ("High Point Re"), an independent Bermuda special purpose insurer. The reinsurance agreement meets the accounting guidance requirements to be accounted for as reinsurance. In connection with the reinsurance agreement, High Point Re issued Series 2023-1, Class A Principal-at-Risk Variable Rates Notes to unrelated investors totaling $325 million, consistent with the coverage provided under the reinsurance agreement. The proceeds were deposited in a reinsurance trust account. The reinsurance agreement provides us with coverage of up to $325 million for the three-year period from December 9, 2023, through December 31, 2026, for property catastrophe losses from named storms, earthquakes, severe thunderstorms, winter storms, wildfires, meteorite impacts, and volcanic eruptions in all states except California, Florida, Texas, and Louisiana. The reinsurance agreement's attachment point and exhaustion limit may be reset annually to adjust the expected loss of the layer within a predetermined range. For the 2024 treaty year, this reinsurance agreement provides us with coverage for 65% of losses in the $500 million in excess of $700 million layer. The reinsurance agreement is collateralized, which is provided by High Point Re using proceeds from the issuance of the Series 2023-1 Notes.

Reinsurance agreements have credit risk associated with collecting amounts due from reinsurers. With High Point Re, that risk is reduced because the collateralized reinsurance trust account is funded with money market funds domiciled in the U.S. The money market funds invest solely in cash or high-quality direct obligations of the U.S. government, such as U.S. treasury bills and other short-term securities backed by the U.S. government.

In addition to the fully collateralized catastrophe bond, we seek to minimize reinsurance credit risk by transacting with highly-rated reinsurance partners and purchasing collateralized reinsurance products, particularly for high-severity, low-probability events, if feasible. Our current reinsurance program includes $417.5 million in collateralized limit of the total $500 million for that layer of the catastrophe program, including the $325 million secured through High Point Re, compared to $216 million in collateralized limit under the prior year's reinsurance program.

Overall, ceded premium for our property catastrophe reinsurance program will increase considerably in 2024 due to three factors: (i) increases in underlying property exposures in line with our growing property insurance portfolio; (ii) the addition of $290 million of net limit coverage, which improved our net risk profile; and (iii) moderate-risk adjusted price increases from our reinsurers.

We model various catastrophic perils, and hurricane risk remains our portfolio's most significant natural catastrophe peril because of the geographic location of the risks we insure. The table below illustrates the impact of the five largest hurricane losses we have experienced in the last 35 years:

($ in millions)	Gross Loss[1]	Net Loss[2]	Accident Year	Gross Loss Ratio	Net Loss Ratio
Hurricane Name
Superstorm Sandy	$125.5	45.6	2012	7.9%	2.9
Hurricane Ida	51.7	40.8	2021	1.7	1.4
Hurricane Irene	44.8	40.2	2011	3.1	2.8
Hurricane Hugo	26.4	3.0	1989	5.9	0.7
Hurricane Isabel	25.1	15.7	2003	2.2	1.4
1This amount represents reported and unreported gross losses estimated as of December 31, 2023.
2Net loss does not include reinstatement premiums, taxes, or flood claims handling fees.

We review our exposure to hurricane risk by examining third-party vendor models and conducting our proprietary analysis. The third-party vendor models provide a long-term view that closely relates modeled event frequency to historical hurricane activity, adjusting to reflect certain non-modeled cost assumptions, such as the impact of loss expenses, residual market assessments, and automobile-related losses. We believe that modeled estimates provide a range of potential outcomes, and we review multiple estimates to understand our catastrophic risk.

Our established catastrophic risk tolerance requires that no more than 10% of stockholders’ equity is exposed to a loss from a hurricane event at a 99.6% confidence level (1-in-250-year event or 0.4% probability) on a net of reinsurance and after-tax basis. Our property catastrophe reinsurance program limits our net after-tax impact of a 1-in-250-year event to about 4% of our GAAP equity. In addition to the 1-in-250-year modeled event, we evaluate the impact of a number of other scenarios on stockholders’ equity.

The table below shows the gross and net losses modeled results for (i) hurricane peril in our underwriting property portfolio and (ii) the gross and net of reinsurance hurricane losses from the following scenarios:
•Recasts of two large hurricanes that impacted our geographic footprint:
◦1938 New England Hurricane, one of the largest hurricanes to impact the Northeast U.S.; and
◦Hurricane Hazel, a Category 4 storm that made landfall near the border between North Carolina and South Carolina in 1954; and
•Realistic disaster scenarios (“RDS”) for significant potential storms in the Northeast and the Carolinas based on Lloyds of London methodology.

Occurrence Exceedance Probability	Hurricane
($ in thousands)	Gross Losses[1]	Net Losses[2]	Net Losses % of Equity[3]
4.0% (1 in 25 year event)	$238,175	97,571	3%
2.0% (1 in 50 year event)	401,866	110,902	4
1.0% (1 in 100 year event)	650,920	122,731	4
0.67% (1 in 150 year event)	913,554	127,388	4
0.5% (1 in 200 year event)	1,034,491	127,388	4
0.4% (1 in 250 year event)	1,184,048	127,388	4
0.2% (1 in 500 year event)	1,692,236	443,173	15
Historical recast - 1938 New England Hurricane	452,577	114,497	4
Lloyd's RDS North-East (Category 4 hurricane)	825,960	127,388	4
Historical recast - 1954 Hurricane Hazel	318,950	103,099	3
Lloyd's RDS Carolinas (Category 5 hurricane)	483,327	115,817	4
1Gross losses include uncertainty associated with damage/loss estimation, demand and storm surge, and assumptions for certain un-modeled costs, such as the impact of loss expenses, residual market assessments, and automobile-related losses, which collectively increase our gross losses by approximately 13%.
2Net losses are after-tax losses net of catastrophe reinsurance including reinstatement premiums based on the program structure effective January 1, 2024.
3GAAP stockholders' equity as of December 31, 2023.

As the table above reflects, we are well within our established tolerance for catastrophic risk. Based on a multi-model view of hurricane risk, our current catastrophe reinsurance program exhausts at an approximately 1-in-260-year return period, or events with 0.4% probability. Our actual gross and net losses incurred from hurricanes making U.S. landfall will vary, perhaps materially, from our estimated modeled losses.

In addition to hurricane peril, the table below shows gross and net losses modeled by other wind and earthquake perils in our underwriting property portfolio. Other wind perils include the sub-perils of hail, straight-line wind, and tornado.

Occurrence Exceedance Probability	Other Wind			Earthquake
($ in thousands)	Gross Losses[1]	Net Losses[2]	Net Losses % of Equity[3]	Gross Losses[1]	Net Losses[2]	Net Losses % of Equity[3]
4.0% (1 in 25 year event)	$125,735	73,594	2%	$9,616	$7,597	—%
2.0% (1 in 50 year event)	169,457	82,865	3	$31,302	$24,727	1
1.0% (1 in 100 year event)	226,152	90,600	3	$100,097	$79,017	3
0.67% (1 in 150 year event)	266,520	97,066	3	$154,986	$85,087	3
0.5% (1 in 200 year event)	295,215	98,440	3	$216,452	$97,808	3
0.4% (1 in 250 year event)	308,914	100,176	3	$245,577	$100,337	3
0.2% (1 in 500 year event)	398,673	104,837	4	$398,039	$113,074	4
1Gross losses include uncertainty associated with damage/loss estimation, demand and storm surge, and assumptions for certain un-modeled costs, such as the impact of loss expenses, residual market assessments, and automobile-related losses, which collectively increase our gross losses by approximately 13%.
2Net losses are after-tax losses net of catastrophe reinsurance including reinstatement premiums based on the program structure effective January 1, 2024.
3GAAP stockholders' equity as of December 31, 2023.

We currently do not write crop insurance, have minimal exposure to private flood, and have a small geographic footprint in the Western U.S., so our exposures to perils such as droughts, wildfires, and flooding, tend to be relatively modest. However, as our geographic expansion progresses, we continually evaluate how we consider physical risks from these perils and others in our strategic decision making.

While we regularly experience property losses from winter storms and use third-party vendor models to help us model and manage our exposure to this peril, we also evaluate our winter storm exposure based on our own historical experience, as winter storm third-party vendor models are currently less mature.

Property Excess of Loss Treaty
We renewed the property excess of loss treaty, which covers our standard market and E&S business, on July 1, 2023, with a $2 million increase on our retention for total coverage of $65 million in excess of a $5 million retention. The remaining terms are substantially the same as the treaty that expired on June 30, 2023.

The following table summarizes of our property reinsurance treaties and arrangements covering our Insurance Subsidiaries:

PROPERTY REINSURANCE ON INSURANCE PRODUCTS
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Property Catastrophe Excess of Loss (covers all insurance operations)	$1.1 billion above $100 million retention treaty that responds on per occurrence basis in four layers:	All nuclear, biological, chemical, and radioactive ("NBCR") losses are excluded regardless of whether or not they are certified under TRIPRA. Coverage for non-NBCR losses are provided in most geographies. Please see Item 1A. “Risk Factors.” of this Form 10-K for discussion regarding TRIPRA.
- 100% of losses in excess of $100 million up to $200 million;
- 100% of losses in excess of $200 million up to $400 million;
- 100% of losses in excess of $400 million up to $700 million; and
- 35% of losses in excess of $700 million up to $1.2 billion.
The treaty provides one reinstatement in each of the first three layers and no reinstatement in the fourth layer. The per occurrence limit is $775 million and the annual aggregate limit is $1.375 billion.
Property Catastrophe Bond (covers all insurance operations, excluding Florida, California, Louisiana, and Texas)	65% of losses in excess of $700 million up to $1.2 billion. The catastrophe bond provides a single $325 million limit with no reinstatements.	None.
Property Excess of Loss (covers all insurance operations)	$65 million above $5 million retention covering 100% in three layers. Losses other than TRIPRA certified losses are subject to the following reinstatements and annual aggregate limits:	All NBCR losses are excluded regardless of whether or not they are certified under TRIPRA. For non-NBCR losses, the treaty distinguishes between acts committed on behalf of foreign persons or foreign interests ("Foreign Terrorism") and those that are not. The treaty provides annual aggregate limits for Foreign Terrorism (other than NBCR) acts of $15 million for the first layer; $60 million for the second layer; and $40 million for the third layer. Non-foreign terrorism losses (other than NBCR) are covered to the same extent as non-terrorism losses.
- $5 million in excess of $5 million layer provides 15 reinstatements; $80 million in aggregate limits;
- $20 million in excess of $10 million layer provides three reinstatements, $80 million in aggregate limits; and
- $40 million in excess of $30 million layer provides two reinstatements, $120 million in aggregate limits.
Flood	100% reinsurance by the federal government’s WYO.	None.

Casualty Reinsurance
We renewed the casualty excess of loss treaty, which covers our standard market and E&S Lines business, on July 1, 2023, on substantially the same terms as the treaty expiring June 30, 2023.

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

To complement our key reinsurance programs and provide reinsurance protection on specific coverages or programs, we have other reinsurance treaties, such as our (i) Surety and Fidelity Excess of Loss Reinsurance Treaty, (ii) National Workers Compensation Reinsurance Pool Quota Share, which covers business assumed from the involuntary workers compensation pool, (iii) Endurance Specialty Quota share and Loss Development Cover, which protects against losses on policies written before the acquisition and any development on reserves established by MUSIC as of the date of acquisition, (iv) Equipment Breakdown Coverage Reinsurance Treaty, (v) Multi-line Quota Share, which covers additional personal lines coverages, such as personal cyber and home systems protection, (vi) Cyber Liability Quota Share, and (vii) Excess Liability Quota Share, which covers MUSIC's excess liability business.

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

Investments Segment
Our investment portfolio's objectives are to maximize after-tax net investment income and generate long-term growth in book value per share by maximizing the overall total return of the portfolio by investing the premiums we receive from our insurance operations and the amounts generated through our capital management strategies, which may include debt and equity security issuances. We balance those objectives against prevailing market conditions, capital preservation considerations, and our enterprise risk-taking appetite. We maintain (i) a well-diversified portfolio across issuers, sectors, and asset classes and (ii) a high credit quality fixed income securities portfolio with a duration and maturity profile at an acceptable risk level that provides ample liquidity.

The effective duration of the fixed income securities portfolio, including short-term investments, was 4.0 years as of December 31, 2023. The effective duration is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. Purchases and sales are made with the intent to maximize investment returns in the current market environment while balancing capital preservation.

Our fixed income and short-term investments (i) represented 92% of our invested assets, (ii) had a weighted average credit rating of "AA-", and (iii) had investment grade holdings representing 96% of the total portfolio at both December 31, 2023, and December 31, 2022.

For further details on the composition, credit quality, and the various risks to which our portfolio is subject, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." of this Form 10-K.

Total Invested Assets

($ in thousands)	2023	2022	Change
Total invested assets	$8,693,729	7,837,469	11%
Invested assets per dollar of common stockholders' equity	3.16	3.37	(6)

Components of unrealized gains (losses) – before tax:
Fixed income securities	(353,253)	(527,892)	(33)
Equity securities	4,079	(5,431)	(175)
Net unrealized gains (losses) - before tax	(349,174)	(533,323)	(35)
Components of unrealized gains (losses) – after tax:
Fixed income securities	(279,070)	(417,035)	(33)
Equity securities	3,223	(4,290)	(175)
Net unrealized gains (losses) - after tax	(275,847)	(421,325)	(35)

Invested assets increased by $856.3 million as of December 31, 2023, compared to December 31, 2022, reflecting (i) our active investment of operating and investing cash flows in 2023 and (ii) a $184.1 million decrease in pre-tax unrealized losses during 2023. Operating cash flows during 2023 were 18% of NPW. The decrease in pre-tax unrealized losses was primarily driven by a decrease in benchmark U.S. Treasury rates and, to a lesser extent, a tightening of credit spreads.

Net Investment Income
The components of net investment income earned were as follows:

($ in thousands)	2023	2022	2023 vs. 2022		2021	2022 vs. 2021
Fixed income securities	$345,886	259,918	33%		209,709	24%
Commercial mortgage loans ("CMLs")	9,336	5,555	68		2,743	103
Equity securities	9,395	13,554	(31)		15,920	(15)
Short-term investments	14,818	3,997	271		260	1,437
Alternative investments	26,777	23,003	16		117,701	(80)
Other investments	650	258	152		359	(28)
Investment expenses	(18,212)	(18,130)	—		(20,103)	10
Net investment income earned – before tax	388,650	288,155	35		326,589	(12)
Net investment income tax expense	79,115	55,956	41		63,589	(12)
Net investment income earned – after tax	$309,535	232,199	33		263,000	(12)
Effective tax rate	20.4%	19.4	1.0	pts	19.5	(0.1)	pts
Annual after-tax yield on fixed income investments	3.9	3.1	0.8		2.6	0.5
Annual after-tax yield on investment portfolio	3.7	2.9	0.8		3.4	(0.5)

After-tax net investment income earned increased 33% in 2023, compared to 2022, primarily driven by higher interest rates, active portfolio management, and operating and investing cash flow deployment.

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

($ in thousands)	2023	2022	2023 vs. 2022	2021	2022 vs. 2021
Net realized gains (losses) on disposals	$(24,864)	(31,636)	(21)%	7,144	(543)%
Net unrealized gains (losses) on equity securities	9,510	(32,127)	(130)	17,881	(280)
Net credit loss benefit (expense) on fixed income securities, AFS	12,898	(39,169)	(133)	(6,858)	471
Net credit loss benefit (expense) on fixed income securities, HTM	—	63	(100)	(49)	(229)
Net credit loss benefit (expense) on CMLs	(175)	(116)	51	—	NM
Losses on securities for which we have the intent to sell	(921)	(11,823)	(92)	(519)	2178
Total net realized and unrealized investment gains (losses)	$(3,552)	(114,808)	(97)	17,599	(752)

The credit loss benefit in 2023 shown in the table above reflected the decrease in benchmark U.S. Treasury rates and a tightening of credit spreads, with the decrease in interest rates having the most significant impact.

For additional information regarding our losses on securities we intend to sell and our methodology for estimating the allowance for credit losses, see Note 2. "Summary of Significant Accounting Policies" and Note 5. "Investments" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Federal Income Taxes
The following table provides information regarding federal income taxes.

($ in millions)	2023	2022	2021
Federal income tax expense	$93.2	55.3	101.5
Effective tax rate[1]	20.7%	20.4	20.5
1The effective tax rate is calculated by taking "Total federal income tax expense" divided by "Income before federal income tax" less "Preferred stock dividends" on our Consolidated Statements of Income.

Federal income tax expense increased $37.9 million in 2023, compared to 2022, primarily due to an increase in pre-tax income that is taxed at the statutory rate. The increase in pre-tax income was primarily driven by (i) higher net investment income earned in 2023, compared to 2022, resulting from an increase in income earned on our fixed income securities portfolio, and (ii) a decrease in net realized and unrealized investment losses in 2023, compared to 2022, partially offset by (iii) a decrease in underwriting income.

See Note 14. "Federal Income Taxes" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K for (i) a reconciliation of our effective tax rate to the statutory rate of 21% and (ii) details regarding our net deferred tax asset and liability.

Liquidity and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet our operating and growth needs.

Liquidity
We manage liquidity by generating sufficient cash flows to meet our business operations' short-term and long-term cash requirements. As discussed further below, we adjust our liquidity requirements based on economic conditions, market conditions, and future cash flow commitments.

Sources of Liquidity
Sources of cash for the Parent historically have consisted of dividends from the Insurance Subsidiaries, the investment portfolio held at the Parent, borrowings under third-party lines of credit, intercompany revolving demand loan agreements with certain Insurance Subsidiaries, and the issuance of equity (common or preferred) and debt securities. We continue to monitor these sources, considering our short-term and long-term liquidity and capital preservation strategies.

The Parent's cash and components of its investment portfolio were as follows:

($ in thousands)	December 31, 2023	December 31, 2022

Fixed income securities	$421,089	387,535
Equity securities	50,920	48,095
Short-term investments	17,671	33,008
Alternative investments	18,134	15,631
Cash	180	26
Total investments and cash	$507,994	484,295

Short-term investments have historically been maintained in “AAA” rated money market funds, and fixed income securities are comprised of high-quality, liquid government and corporate securities.

The amount and composition of the Parent's investment portfolio may change over time based on various factors, including the amount and availability of dividends from our Insurance Subsidiaries, investment income, expenses, other Parent cash needs, such as dividends payable to stockholders, asset allocation investment decisions, inorganic growth opportunities, debt retirement, and share repurchases. Our target is for the Parent to maintain liquid investments of at least twice its expected annual net cash outflow needs, or $210 million.

Insurance Subsidiary Dividends
The Insurance Subsidiaries generate liquidity through insurance float, created by collecting premiums and earning investment income before paying claims. The period of float can extend over many years. Our investment portfolio consists of securities with maturity dates that continually provide a source of cash flow for claims payments in the ordinary course of business. To protect our Insurance Subsidiaries' capital, we purchase reinsurance coverage for significantly large claims or catastrophes that may occur.

The Insurance Subsidiaries paid $80 million in total dividends to the Parent in 2023. As of December 31, 2023, our allowable ordinary maximum dividend is $316 million for 2024. All Insurance Subsidiary dividends to the Parent are (i) subject to the approval and/or review of its domiciliary state insurance regulator, and (ii) generally payable only from earned statutory surplus reported in its annual statements as of the preceding December 31. Although domiciliary state insurance regulators have historically approved dividends, there is no assurance they will approve future Insurance Subsidiary dividends.

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

Line of Credit
On November 7, 2022, the Parent entered into a Credit Agreement with the lenders named therein (the "Lenders") and Wells Fargo Bank, National Association, as Administrative Agent ("Line of Credit"). Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility that can be increased to $125 million with the Lenders' consent. The Line of Credit will mature on November 7, 2025, and has a variable interest rate based on the Parent’s debt ratings. We expect to continue to maintain a credit facility for liquidity purposes. For additional information regarding the Line of Credit and corresponding representations, warranties, and covenants, refer to Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Four Insurance Subsidiaries are members of Federal Home Loan Bank ("FHLB") branches, as shown in the following table. Membership requires the ownership of branch stock and includes the right to access liquidity. All Federal Home Loan Bank of Indianapolis ("FHLBI") and Federal Home Loan Bank of New York ("FHLBNY") borrowings are required to be secured by investments pledged as collateral. For additional information regarding collateral outstanding, refer to Note 5. "Investments" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Branch	Insurance Subsidiary Member
FHLBI	SICSC[1] SICSE[1]
FHLBNY	SICA SICNY
1These subsidiaries are jointly referred to as the "Indiana Subsidiaries" because they are domiciled in Indiana.

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year. SICNY is domiciled in New York, which limits its FHLBNY borrowings to the lesser of 5% of admitted assets for the most recently completed fiscal quarter or 10% of the previous year-end's admitted assets.

The following table provides information on the remaining capacity for FHLB borrowings based on these restrictions, as well as the additional FHLB stock purchase requirement to allow these member companies to borrow their remaining capacity amounts:

($ in millions)	Admitted Assets	Borrowing Limitation	Amount Borrowed	Remaining Capacity	Additional FHLB Stock Requirements
December 31, 2023
SICSC	$1,012.5	$101.2	32.0	69.2	1.7
SICSE	802.9	80.3	28.0	52.3	1.3
SICA	3,715.3	371.5	—	371.5	16.7
SICNY	689.4	34.5	—	34.5	1.5
Total		$587.5	60.0	527.5	21.2

Short-term Borrowings
On April 6, 2023, SICA borrowed $20 million from the FHLBNY at an interest rate of 5.00% that was repaid on May 8, 2023. These funds were used for general corporate purposes.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries, approved by the Indiana Department of Insurance, that provide the Parent with additional intercompany liquidity. Like the Line of Credit, these lending agreements limit the Parent's borrowings from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The following table provides information on the Parent’s borrowings and remaining borrowing capacity from the two Indiana Subsidiaries:

($ in millions)	Admitted Assets as of December 31, 2023	Borrowing Limitation	Amount Borrowed	Remaining Capacity
December 31, 2023
SICSC	$1,012.5	$101.2	51.0	50.2
SICSE	802.9	80.3	16.0	64.3
Total		$181.5	67.0	114.5

In November 2023, the Parent borrowed $27 million from SICSC per an intercompany revolving demand loan agreement at an interest rate equal to the federal funds effective rate computed on a daily basis. These funds were used for general corporate purposes.

Capital Market Activities
The Parent had no private or public stock issuances during 2023. In addition, we had no common stock share repurchases in 2023 under our existing share repurchase program. We had $84.2 million of remaining capacity under our share repurchase program as of December 31, 2023. For additional information on the share repurchase program, refer to Note 17. "Equity" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Uses of Liquidity
The Parent uses the liquidity generated from the sources discussed above to pay dividends to our stockholders, among other things. Dividends on shares of the Parent's common and preferred stock are declared and paid at the discretion of the Board based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. In November 2023, our Board approved a 17% increase in the quarterly cash dividend on common stock, to $0.35 from $0.30 per share. On January 31, 2024, our Board declared:

•A quarterly cash dividend on common stock of $0.35 per common share, that is payable March 1, 2024, to holders of record on February 15, 2024; and
•A cash dividend of $287.50 per share on our 4.60% Non-Cumulative Preferred Stock, Series B (equivalent to $0.28750 per depository share) payable on March 15, 2024, to holders of record as of February 29, 2024.

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

Capital Resources
Capital resources ensure we can pay policyholder claims, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At December 31, 2023, we had GAAP stockholders’ equity of $3.0 billion and statutory surplus of $2.7 billion. With total debt of $504 million at December 31, 2023, our debt-to-capital ratio was 14.6%. For additional information on our statutory surplus, see Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

The following table summarizes current and long-term material cash requirements as of December 31, 2023, which we expect to fund primarily with operating cash flows.

	Payment Due by Period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
($ in millions)	Total
Notes payable	$510.0	—	60.0	—	450.0
Interest on debt obligation	536.9	28.3	56.5	52.9	399.2
Subtotal	1,046.9	28.3	116.5	52.9	849.2

Gross loss and loss expense payments	5,336.9	1,500.2	1,738.3	863.7	1,234.7
Ceded loss and loss expense payments	618.6	172.7	154.8	83.2	207.9
Net loss and loss expense payments	4,718.3	1,327.5	1,583.5	780.5	1,026.8

Total	$5,765.2	1,355.8	1,700.0	833.4	1,876.0

Our loss and loss expense payments in the table above represent estimated paid amounts by year on our loss and loss expense reserves. These estimates are based on past experience, adjusted for the effects of current developments and anticipated trends, and include considerable judgment. There is no precise method for evaluating the impact of any specific factor on the projected timing of loss and loss expense reserve payments, so the timing and amounts of the actual payments will be affected by many factors. Therefore, the projected settlement of the reserves for net loss and loss expense may differ, perhaps significantly, from actual future payments. The Insurance Subsidiaries' net loss and loss expense reserves duration was 3.1 years at December 31, 2023.

For more information on our case reserves and estimates of reserves for loss and loss expense IBNR, refer to the "Reserve for Loss and Loss Expense" section in the "Critical Accounting Policies and Estimates" section of this MD&A and Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

For additional information regarding cross-default provisions associated with our notes payable in the table above or our Line of Credit, see Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." in this Form 10-K.

In addition to the above, the following table summarizes certain contractual obligations we had at December 31, 2023 that may require us to invest additional amounts into our investment portfolio, which we would fund primarily with operating cash flows.

($ in millions)	Amount of Obligation
Alternative investments	$254.3
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	86.7
Non-publicly traded common stock within our equity portfolio	40.0
CMLs	0.8
Privately-placed corporate securities	32.0
Total	$413.8

There is no certainty (i) that any such additional investments will be required and (ii) about the timing of funding. We expect to have the capacity to fund these commitments through our normal operating and investing activities as they come due.

Our other cash requirements include, without limitation, dividends to stockholders, capital expenditures, and other operating expenses, including commissions to our distribution partners, labor costs, premium taxes, general and administrative expenses, and income taxes.

As of December 31, 2023 and 2022, we had no (i) material guarantees on behalf of others and trading activities involving non-exchange traded contracts accounted for at fair value, (ii) material transactions with related parties other than those disclosed in

Note 18. "Related Party Transactions" included in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K, and (iii) material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

We continually monitor our cash requirements and the capital resources we maintain at the holding company and Insurance Subsidiary levels. As part of our long-term capital strategy, we strive to maintain capital metrics that support our targeted financial strength relative to the macroeconomic environment. Based on our analysis and market conditions, we may take a variety of actions, including, without limitation, contributing capital to the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing existing debt, repurchasing shares of the Parent’s common stock, and adjusting common stockholders’ dividends.

Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and our stockholders and enhance our financial strength and underwriting capacity. We have a profitable underwriting portfolio and solid capital base, positioning us well to take advantage of potential market opportunities.

Book value per common share increased 18% to $45.42 as of December 31, 2023, from $38.57 as of December 31, 2022, driven by $5.84 in net income available to common stockholders per diluted common share and a $2.27 reduction in net unrealized losses on our fixed income securities portfolio, partially offset by $1.25 in dividends to our common stockholders'. The decrease in net unrealized losses on our fixed income securities was driven by a decrease in benchmark U.S. Treasury rates and, to a lesser extent, a tightening of credit spreads. Our adjusted book value per share, which is book value per share excluding total after-tax unrealized gains or losses on investments included in accumulated other comprehensive income (loss), increased to $50.03 as of December 31, 2023, from $45.49 as of December 31, 2022.

Cash Flows
Net cash provided by operating activities decreased to $759 million in 2023 compared to $802 million in 2022, primarily driven by higher losses paid in 2023 compared to 2022, largely offset by an increase in net cash received from premiums in 2023 compared to 2022.

Net cash used in investing activities decreased to $686 million in 2023, compared to $734 million in 2022, primarily due to reduced cash received from operating activities.

Net cash used in financing activities remained relatively flat at $84 million in 2023, compared to $88 million in 2022.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk
The fair value of our assets and liabilities are subject to market risks — primarily interest rate risk, credit risk, equity price risk, and liquidity risk related to our investment portfolio. Our portfolio allocation was 86% fixed income securities, 2% commercial mortgage loans ("CML"), 2% equity securities, 4% short-term investments, 5% alternative investments, and 1% other investments as of December 31, 2023. Alternative investments are limited partnership investments in private equity, private credit, and real estate strategies. We do not directly hold derivatives, commodities, or other investments denominated in foreign currency. We have minimal foreign currency fluctuation risk within our alternative investment portfolio. For a discussion of our investment objective and philosophy, see the "Investments Segment" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

We manage our investment portfolio to mitigate risks associated with various financial market scenarios. We assume prudent risk to enhance our overall long-term results while managing a conservative, well-diversified investment portfolio to support our underwriting activities.

Interest Rate Risk

Investment Portfolio
We invest in interest rate-sensitive securities, mainly fixed income securities. Our fixed income securities portfolio is comprised of primarily investment grade (investments receiving Standard & Poor's Global Ratings or an equivalent rating of BBB- or above) corporate securities, U.S. government and agency securities, municipal obligations, collateralized loan obligations ("CLO") and other asset-backed securities ("ABS"), and mortgage-backed securities ("MBS"). As of December 31, 2023, approximately 7% (11% at December 31, 2022) of our fixed income securities portfolio was floating rate securities, primarily tied to the 90-day U.S. dollar-denominated Secured Overnight Financing Rate. Our strategy to manage interest rate risk is to purchase intermediate-term fixed income investments that are priced attractively in relation to perceived credit risks.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Our fixed income securities portfolio contains interest rate-sensitive instruments, and its performance could be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. All else being equal, a rise in interest rates will decrease the fair value of our existing fixed income investments, and a decline in interest rates will increase the fair value of our existing fixed income investments. However, new and reinvested money used to purchase fixed income securities would benefit from rising interest rates and be negatively impacted by falling interest rates.

We seek to manage our interest rate risk associated with holding fixed income investments by maintaining an effective duration of our portfolio that balances maximizing yield and total return with our overall enterprise risk tolerance for potential interest rate changes. The effective duration of the fixed income securities portfolio, including short-term investments, at December 31, 2023, was 4.0 years, which is within our historical range. The Insurance Subsidiaries’ net loss and loss expense reserves duration was approximately 3.1 years at December 31, 2023.

We use an interest rate sensitivity analysis to measure the potential loss or gain in future earnings, fair values, or cash flows of market-sensitive fixed income securities. The sensitivity analysis hypothetically assumes an instant parallel 200 basis point shift in interest rates up and down, in 100 basis point increments from the date of the Financial Statements. We use fair values to measure the potential loss. This analysis is not intended to provide a precise forecast or range of the effect of changes in market interest rates and equity prices on our income or stockholders’ equity. However, it provides insight into the portfolio's sensitivity. These calculations do not consider (i) any actions we may take in response to market fluctuations and (ii) changes to credit spreads, liquidity spreads, and other risk factors that may also impact the value of the fixed income securities portfolio.

The following table presents the sensitivity analysis of interest rate risk as of December 31, 2023:

	2023 Interest Rate Shift in Basis Points
($ in thousands)	-200	-100	—	100	200
Fixed income securities
Fair value of fixed income securities portfolio	$8,107,686	7,814,361	7,521,120	7,226,181	6,931,379
Fair value change	586,566	293,241		(294,939)	(589,741)
Fair value change from base (%)	7.8%	3.9%		(3.9)%	(7.8)%

Credit Risk
Our most significant credit risk is within our fixed income securities portfolio, which had an overall credit quality of "AA-" as of December 31, 2023 and December 31, 2022. Non-investment grade exposure represented approximately 4% of the total fixed income and short-term investments at both December 31, 2023 and December 31, 2022.

Details on the credit quality of our invested assets at December 31, 2023 are provided below:

December 31, 2023							Credit Rating
($ in millions)	Amortized Cost	Fair Value	% of Invested Assets	Yield to Worst	Effective Duration in Years	Average Life in Years	AAA	AA	A	BBB	Non-Investment Grade	Not Rated
Fixed income securities:
U.S. government obligations	$223	$205	2.4%	4.7%	4.7	7.2	$—	$205	$—	$—	$—	$—
Foreign government obligations	11	10	0.1	5.0	6.0	7.2	1	2	4	3	—	—
State and municipal obligations	613	586	6.7	4.1	5.3	6.6	92	261	212	21	—	—
Corporate securities	2,857	2,733	31.5	5.5	4.4	6.0	51	306	1,157	1,035	182	1
MBS:
Residential mortgage-backed securities ("RMBS"):
Agency RMBS	1,098	1,036	11.9	4.8	5.1	8.0	—	1,036	—	—	—	—
Non-agency RMBS	471	441	5.1	5.8	4.0	6.0	383	27	22	9	—	—
Total RMBS	1,569	1,477	17.0	5.1	4.8	7.4	383	1,063	22	9	—	—
Commercial mortgage-backed securities ("CMBS")	719	675	7.8	6.8	3.2	4.0	498	158	17	2	—	—
Total MBS	2,288	2,152	24.8	5.6	4.3	6.3	882	1,220	39	11	—	—
CLO and other ABS:
Auto	139	140	1.6	6.9	1.9	2.0	135	1	4	—	—	—
Aircraft	49	43	0.5	10.1	2.7	3.1	—	—	21	17	5	—
CLOs	863	825	9.5	7.7	2.3	4.6	394	270	52	39	56	14
Credit cards	16	16	0.2	5.0	3.0	3.3	16	—	1	—	—	—
Other ABS	844	811	9.3	6.2	4.9	6.2	247	115	358	63	7	19
Total CLOs and Other ABS	1,912	1,835	21.1	7.0	3.4	5.1	792	386	436	119	68	33
Total securitized assets	4,199	3,987	45.9	6.3	3.9	5.8	1,674	1,607	475	130	68	33
CMLs	189	179	2.1	5.7	3.4	5.1	—	11	71	94	3	—
Total fixed income investments	8,092	7,700	89	5.8	4.2	5.9	1,817	2,391	1,919	1,284	253	35
Short-term investments	309	309	3.6	5.1	—	—	296	13	—	—	—	—
Total fixed income and short-term investments	8,401	8,009	92.2	5.8	4.0	5.7	2,114	2,404	1,919	1,284	253	35
Total fixed income and short-term investments by credit rating percentage							26.4%	30.0%	24.0%	16.0%	3.2%	0.5%
Equity securities:
Common stock[1]	181	185	2.1	0.9	—	—	—	—	—	—	—	185
Preferred stock	2	2	—	9.3	—	—	—	—	—	2	—	—
Total equity securities	183	187	2.2	0.9	—	—	—	—	—	2	—	185
Alternative investments:
Private equity	302	302	3.5	—	—	—	—	—	—	—	—	302
Private credit	54	54	0.6	—	—	—	—	—	—	—	—	54
Real assets	40	40	0.5	—	—	—	—	—	—	—	—	40
Total alternative investments	396	396	4.6	—	—	—	—	—	—	—	—	396
Other investments	91	91	1	—	—	—	—	—	—	—	—	91
Total invested assets	$9,071	$8,683	100%	—%	—	—	$2,114	$2,404	$1,919	$1,286	$253	$707
1Includes investments in exchange traded funds, mutual funds, business development corporations, and real estate investment trusts.
Amounts may not foot due to rounding.

Every quarter, we review our invested assets for concentrations of credit risk. The sectors representing 10% or more of our invested assets at December 31, 2023 were (i) agency RMBS within our RMBS allocation (12%) and (ii) the financial sector within corporate securities (15%). We discuss each of these sector holdings in more detail below.

State and Municipal Obligations
Our state and municipal obligations represented 12% of our invested assets at December 31, 2023. The tables below provide details on this portfolio at December 31, 2023, and 2022:

December 31, 2023	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
General obligation state & local	$68.7	68.7	(3.2)	AA-
Special revenue	517.3	517.3	(23.1)	AA-
Total state and municipal obligations	$586.0	586.0	(26.3)	AA-

December 31, 2022	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
General obligation state & local	$148.6	148.6	(5.8)	AA+
Special revenue	772.8	772.8	(40.4)	AA-
Total state and municipal obligations	$921.4	921.4	(46.2)	AA-

The following table details the top 10 state exposures of this portfolio at December 31, 2023:

State Exposures of Municipal Bonds	General Obligation State & Local	Special Revenue	Fair Value		Weighted Average Credit Quality
($ in thousands)				% of Total
California	$36,933	59,353	96,286	17%	A+
New York	1,739	43,328	45,067	8%	AA-
Texas	7,109	37,009	44,118	8%	AA-
Colorado	1,142	35,247	36,389	6%	AA-
New Jersey	—	31,329	31,329	5%	A
Pennsylvania	—	25,056	25,056	4%	A+
Florida	—	24,767	24,767	4%	AA-
Louisiana	—	22,627	22,627	4%	AA+
Massachusetts	4,870	16,654	21,524	4%	AA
Oklahoma	3,738	15,624	19,362	3%	AA+
Other	9,087	177,893	186,980	32%	AA-
	64,618	488,887	553,505	94%	AA-
Pre-refunded/escrowed to maturity bonds	4,036	28,424	32,460	6%	AAA
Total	$68,654	517,311	585,965	100%	AA-

% of Total Municipal Portfolio	12%	88%	100%
% of Total Investment Portfolio	1%	6%	7%

Special revenue fixed income securities of municipalities (“special revenue bonds”) represented 6% of our total invested assets at December 31, 2023. Special revenue bonds generally do not have the “full faith and credit” backing of the municipal or state governments like general obligation bonds. However, they have a dedicated revenue stream for repayment. For our special revenue bonds, 63% of the dedicated revenue stream is comprised of the following: (i) essential services (53%), which is comprised of transportation, water and sewer, and electric; and (ii) education (10%), which includes school districts and higher education, including state-wide university systems. Because of the quality of these dedicated revenue streams, we believe our special revenue bond portfolio is appropriate for the current environment.

Corporate Securities
Our corporate securities represented 31% of our invested assets at December 31, 2023. For investment-grade corporate bonds, we address the risk of an individual issuer's default by maintaining a diverse portfolio. The primary risk related to non-investment grade corporate bonds is credit risk. A weak financial profile can lead to credit rating downgrades, which can put further downward pressure on bond prices. Valuations on these bonds are related more directly to underlying operating performance than to general interest rates. Our holdings of non-investment grade corporate bonds, which typically exhibit weaker credit profiles and are subject to more risk of credit loss, represent 2% of our overall investment portfolio.

The tables below provide details on our corporate bond holdings at December 31, 2023 and 2022:

December 31, 2023	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade	$2,549.8	2,550.5	(112.6)	A-
Non-investment grade	183.4	183.4	2.0	B+
Total corporate securities	$2,733.2	2,733.9	(110.6)	A-

December 31, 2022	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade	$2,201.1	2,202.4	(189.8)	A-
Non-investment grade	160.4	160.4	(4.8)	B+
Total corporate securities	$2,361.5	2,362.8	(194.6)	A-

The following tables provide the sector composition of this portfolio at December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
($ in millions)	Fair Value	Weighted Average Credit Rating	% of Fixed Income Securities	Fair Value	Weighted Average Credit Rating	% of Fixed Income Securities
Financials	$1,284.4	A-	17%	$1,194.3	A-	18%
Consumer non-cyclicals	221.7	A-	3	178.5	BBB+	3
Communications	130.7	BBB+	2	136.2	A-	2
Utilities	142.3	A-	2	97.7	A-	1
Consumer cyclicals	115.5	BBB	1	81.4	BBB	1
Energy	96.9	BBB	1	77.0	BBB	1
Technology	88.1	BBB	1	77.1	BBB+	1
Basic Materials	23.4	BBB	1	23.7	BBB-	1
Bank Loans	19.6	B+	1	37.6	B	1
Other	342.6	A-	4	251.7	A-	4
Other industrials	268.0	BBB	3	206.3	BBB	3
Total corporate securities	$2,733.2	A-	36	$2,361.5	A-	36

As illustrated in the table above, within our allocation to corporate securities, financials is our most significant industry concentration at 17% of our fixed income securities portfolio at December 31, 2023. These holdings represented 15% of our total investment portfolio. The corporate securities portfolio allocation to financials is well-diversified by issuer and has a weighted average credit rating of "A-." No individual issuer comprised more than 1% of our fixed income securities portfolio at December 31, 2023.
MBS (RMBS and CMBS Portfolios)
MBS represent our most significant exposure to real estate. Further breakdown of this exposure is provided in the table above that shows details on the credit quality of our invested assets. To manage and mitigate exposure on our RMBS and CMBS portfolios, we perform analyses at the time of purchase and as part of the ongoing portfolio evaluation. These analyses include reviews of loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments on the underlying mortgages, gains/losses on sales, evaluations of projected cash flows, as well as other information that aids in determination of the health of the underlying assets. We consider the overall credit environment, economic conditions, the investment's total projected return, and overall portfolio asset allocation in deciding to purchase or sell these securities.

Agency RMBS represented approximately 70% of our RMBS allocation and 12% of our total invested assets as of December 31, 2023. These securities are rated “AA+" and had an aggregate unrealized loss of approximately $61.6 million, primarily due to a decrease in benchmark U.S. Treasury rates as of December 31, 2023.

Our CMBS portfolio comprises most of our commercial real estate ("CRE") exposure. The following table shows our total exposure to CRE:

	December 31, 2023			December 31, 2022
($ in millions)	Fair Value	Weighted Average Credit Rating	% of Invested Assets	Fair Value		Weighted Average Credit Rating	% of Invested Assets
CMBS:
Agency	$169.4	AA+	2%	$96.0		AAA	1%
Non-agency	505.4	AAA	6%	518.4		AA+	7%

CMLs	178.9	A-	2%	139.2		A-	2%

Real Estate Investment Trusts:
Corporate securities	109.9	BBB+	1%	93.1		BBB+	1%
Equity securities	33.6	—	0.4%	20.9	0	—	—%
Alternative investments	28.9	—	0.3%	26.4		—	—%
Total CRE exposure	$1,026.1		12%	$894.0			11%

Agency-backed securities represented 25% of our CMBS portfolio as of December 31, 2023. The remaining 75% was high-quality non-agency backed securities, with 92% rated "AAA" and an aggregate net unrealized losses of $34.6 million. Our CML portfolio represented 2% of invested assets as of December 31, 2023, and is focused on multi-family and industrial property types, representing more than half of the exposure.

CLO and Other ABS Portfolio
For CLO and other ABS, the primary risk is credit risk. We manage this risk by evaluating several factors, including the deal's structure, the credit quality of underlying loans or assets, the composition of the underlying portfolio, and the portfolio manager's track record and capabilities. We monitor key performance metrics, including over-collateralization, interest coverage, and cash flows, on an on-going basis. When deciding to purchase or sell CLO and other ABS, we consider the overall credit environment, economic conditions, the investment's total projected return, and overall portfolio asset allocation. Other ABS includes structured note obligations and securities collateralized by loans and other financial assets, including, without limitation, auto loans, credit card receivables, equipment leases, and student loans.

The tables below provide details on our CLO and other ABS holdings at December 31, 2023, and December 31, 2022:

December 31, 2023	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade:
CLO	$754.6	754.6	(33.1)	AA+
Other ABS	978.9	978.9	(36.8)	AA-
Total investment grade	1,733.5	1,733.5	(69.9)	AA

Non-investment grade:
CLO	70.0	70.0	(3.4)	B
Other ABS	31.3	31.3	(0.9)	CCC
Total non-investment grade	101.3	101.3	(4.3)	B
Total CLO and other ABS	$1,834.8	1,834.8	(74.2)	A-

December 31, 2022	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade:
CLO	$732.6	732.6	(49.6)	AA+
Other ABS	658.0	658.0	(60.9)	A+
Total investment grade	1,390.6	1,390.6	(110.5)	AA

Non-investment grade:
CLO	76.1	76.1	(6.9)	B
Other ABS	19.3	19.3	(1.9)	CCC+
Total non-investment grade	95.4	95.4	(8.8)	B
Total CLO and other ABS	$1,486.0	1,486.0	(119.3)	AA-

CLOs represented 9% of our total invested assets as of December 31, 2023. Investment grade CLOs accounted for the majority of this portfolio at 8% of invested assets, while non-investment grade CLOs represented only 1% of invested assets. The CLO portfolio is well diversified by issuer, manager, vintage year, and underlying corporate borrowers and sectors. No individual CLO comprised more than 1% of our fixed income securities portfolio at December 31, 2023, and this portfolio had an average credit quality of "AA-."

Equity Price Risk
Our equity securities portfolio is exposed to risk from potential volatility in equity market prices. We attempt to minimize equity price risk exposure by maintaining a diversified portfolio and limiting concentrations in any one company or industry. The following table presents the hypothetical increases and decreases in 10% increments in the market value of the equity portfolio as of December 31, 2023:

	Change in Equity Values in Percent
($ in thousands)	(30)%	(20)%	(10)%	0%	10%	20%	30%
Fair value of equity securities portfolio	$131,008	149,724	168,439	187,155	205,871	224,586	243,302
Fair value change	(56,147)	(37,431)	(18,716)		18,716	37,431	56,147

In addition to our equity securities, we invest in alternative investments that are subject to price risk. These are investments in private limited partnerships that invest in various strategies such as private equity, private credit, and real assets. As of December 31, 2023, alternative investments represented 5% of our total invested assets and 13% of our stockholders’ equity. These investments are subject to risks arising from their valuation being inherently subjective. The general partner of each of these partnerships usually reports the change in the value of the interests in the partnership on a one quarter lag because of the nature of the underlying assets or liabilities. As these partnerships' underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships are subject to a higher level of subjectivity and unobservable inputs than substantially all of our other invested assets. Each of these general partners is required to determine the partnerships' value by the price obtainable for the sale of the interest at the time of determination. Valuations based on unobservable inputs are subject to greater scrutiny and reconsideration from one reporting period to the next, and therefore, may be subject to significant fluctuations, which could lead to significant decreases from one reporting period to the next. We record our investments in these various partnerships under the equity method of accounting, so any decreases in these investments' valuations would negatively impact our results of operations. For additional information regarding these alternative investment strategies, see Note 5. "Investments" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Liquidity Risk
As a property and casualty insurer, we meet our liquidity needs generally through the cash flow provided by our on going operations, as premium collections and investment income generated from our portfolio provide a significant flow of cash to support policyholder claims and other payment obligations. We also purchase substantial reinsurance to mitigate exposure to significant loss events and we have access to various borrowing facilities if the need to raise capital arises. See the "Liquidity and Capital Resources" section in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for additional information regarding our available borrowing capacity. In addition to this, we monitor our investment portfolio's liquidity profile to ensure it meets our operational liquidity needs.

The liquidity characteristics of our portfolio are illustrated below:

Asset Category	Percentage of Invested Assets
Highly-liquid assets	59%
Generally liquid assets, may become less liquid with market stress[1]	23
Generally illiquid assets[2]	18
Total	100%
1These exposures are concentrated within CMBS and CLO and other ABS.
2These exposures include our alternative investments and other non-publicly traded securities.

Indebtedness
(a) Long-Term Debt
As of December 31, 2023, we had outstanding long-term debt of $503.9 million that matures as shown in the following table:

		2023
($ in thousands)	Year of Maturity	Carrying Amount	Fair Value
Financial liabilities
Long-term debt
3.03% Borrowings from FHLBI	2026	60,000	57,932
7.25% Senior Notes	2034	49,926	53,047
6.70% Senior Notes	2035	99,565	104,039
5.375% Senior Notes	2049	294,523	288,787
Subtotal		504,014	503,805
Unamortized debt issuance costs		(2,704)
Finance lease obligations		2,636
Total notes payable		$503,946

The weighted average effective interest rate for our outstanding long-term debt was 5.5% at December 31, 2023. Our debt is not exposed to material changes in interest rates because the interest rates are fixed.

(b) Short-Term Debt
On November 7, 2022, the Parent entered into a Credit Agreement (the "Line of Credit") among the Parent, the lenders named therein (the "Lenders"), and Wells Fargo Bank, National Association, as Administrative Agent. Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility, which can be increased to $125 million with the Lenders' consent. The Line of Credit will mature on November 7, 2025, and has a variable interest rate based on the Parent’s debt ratings. For additional information regarding the Line of Credit agreement and corresponding representations, warranties, and covenants, refer to Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Selective Insurance Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2023, and the related notes and financial statement schedules I to V (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 9, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimate of reserve for loss and loss expense
As discussed in Notes 2 and 10 to the consolidated financial statements, the Company estimates the reserve for loss and loss expense (reserves) through an internal reserve review that relies upon methods consistent with actuarial standards of practice supplemented with other internal and external information. The Company develops reserve estimates by line of business and, as experience emerges and other information develops, the reserve estimates are assessed in aggregate and adjusted as necessary. As of December 31, 2023, the Company recorded a liability of $5.34 billion for reserves.

We identified the evaluation of the estimate of reserve for loss and loss expense as a critical audit matter. The process to evaluate the Company’s estimate of reserves involved a high degree of subjective auditor judgment due to the inherent uncertainties in adjusting past experience for current development and anticipating trends for predicting future events. These uncertainties may be affected by a number of considerations, including internal factors, such as changes to underwriting and claim practices, and claim experience; as well as external factors, such as economic conditions, legislative enactments, judicial decisions, and social trends. Evaluating the impact of these factors on the estimate of reserves also required specialized actuarial skills and knowledge.

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
New York, New York
February 9, 2024

Consolidated Balance Sheets
December 31,
($ in thousands, except share amounts)	2023	2022
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $21,923 – 2023; $29,837 – 2022)	$22,700	31,157
Less: allowance for credit losses	—	—
Fixed income securities, held-to-maturity, net of allowance for credit losses	22,700	31,157
Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $28,212 – 2023; $45,721 – 2022; amortized cost: $7,880,697 – 2023; $7,185,754 – 2022)	7,499,197	6,612,107
Commercial mortgage loans – at carrying value (fair value: $178,913 – 2023; $139,243 – 2022)	188,708	149,305
Less: allowance for credit losses	(291)	(116)
Commercial mortgage loans, net of allowance for credit losses	188,417	149,189
Equity securities – at fair value (cost: $183,076 – 2023; $167,431 – 2022)	187,155	162,000
Short-term investments	309,317	440,456
Alternative investments	395,779	371,316
Other investments	91,164	71,244
Total investments (Notes 5 and 7)	8,693,729	7,837,469
Cash	180	26
Restricted cash	13,092	25,183
Accrued investment income	66,339	59,167
Premiums receivable	1,331,979	1,101,787
Less: allowance for credit losses (Note 8)	(18,900)	(16,100)
Premiums receivable, net of allowance for credit losses	1,313,079	1,085,687
Reinsurance recoverable	658,525	784,410
Less: allowance for credit losses (Note 9)	(1,700)	(1,600)
Reinsurance recoverable, net of allowance for credit losses	656,825	782,810
Prepaid reinsurance premiums (Note 9)	203,320	172,371
Current federal income tax (Note 14)	—	3,545
Deferred federal income tax (Note 14)	140,237	172,733
Property and equipment – at cost, net of accumulated depreciation and amortization of: $271,409 – 2023; $251,209 – 2022	83,272	84,306
Deferred policy acquisition costs (Note 2)	424,864	368,624
Goodwill (Note 12)	7,849	7,849
Other assets	199,760	202,491
Total assets	$11,802,546	10,802,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 10)	$5,336,911	5,144,821
Unearned premiums	2,330,656	1,992,781
Long-term debt (Note 11)	503,946	504,676
Current federal income tax (Note 14)	6,251	—
Accrued salaries and benefits	122,003	115,185
Other liabilities	548,398	517,234
Total liabilities	$8,848,165	8,274,697
Stockholders’ Equity:
Preferred stock of $0 par value per share (Note 17):
Authorized shares: 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share – 2023 and 2022	$200,000	200,000
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 105,223,307 – 2023; 104,847,111 – 2022	210,447	209,694
Additional paid-in capital	522,748	493,488
Retained earnings	3,029,396	2,749,703
Accumulated other comprehensive income (loss) (Note 6)	(373,001)	(498,042)
Treasury stock – at cost (shares: 44,586,870 – 2023; 44,508,211 – 2022)	(635,209)	(627,279)
Total stockholders’ equity	2,954,381	2,527,564
Commitments and contingencies (Notes 19 and 20)
Total liabilities and stockholders’ equity	$11,802,546	10,802,261

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
December 31,
($ in thousands, except per share amounts)	2023	2022	2021
Revenues:
Net premiums earned	$3,827,606	3,373,380	3,017,253
Net investment income earned	388,650	288,155	326,589
Net realized and unrealized investment gains (losses)	(3,552)	(114,808)	17,599
Other income	19,402	11,335	17,723
Total revenues	4,232,106	3,558,062	3,379,164

Expenses:
Loss and loss expense incurred	2,484,285	2,111,778	1,813,984
Amortization of deferred policy acquisition costs	796,182	705,822	626,469
Other insurance expenses	433,742	400,313	375,931
Interest expense	28,799	28,847	29,165
Corporate expenses	30,686	31,116	28,305
Total expenses	3,773,694	3,277,876	2,873,854

Income before federal income tax	458,412	280,186	505,310

Federal income tax expense:
Current	94,022	78,308	87,335
Deferred	(848)	(23,008)	14,138
Total federal income tax expense	93,174	55,300	101,473

Net income	$365,238	224,886	403,837

Preferred stock dividends	9,200	9,200	9,353

Net income available to common stockholders	$356,038	215,686	394,484

Earnings per common share:
Net income available to common stockholders - Basic	$5.87	3.57	6.55

Net income available to common stockholders - Diluted	$5.84	3.54	6.50

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
December 31,
($ in thousands)	2023	2022	2021
Net income	$365,238	224,886	403,837

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during year	84,407	(527,805)	(119,598)
Unrealized gains (losses) on securities with credit loss recognized in earnings	47,585	(148,495)	(7,159)
Amounts reclassified into net income:
Held-to-maturity securities	—	3	(9)
Net realized (gains) losses on disposals and intent-to-sell available-for-sale securities	16,162	47,438	(3,022)
Credit loss (benefit) expense	(10,189)	30,944	5,418
Total unrealized gains (losses) on investment securities	137,965	(597,915)	(124,370)

Defined benefit pension and post-retirement plans:
Net actuarial gain (loss)	(15,315)	(16,543)	17,093
Amounts reclassified into net income:
Net actuarial loss	2,391	1,317	2,190
Total defined benefit pension and post-retirement plans	(12,924)	(15,226)	19,283
Other comprehensive income (loss)	125,041	(613,141)	(105,087)
Comprehensive income (loss)	$490,279	(388,255)	298,750

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
December 31,
($ in thousands, except share and per share amounts)	2023	2022	2021
Preferred stock:
Beginning of year	$200,000	200,000	200,000
Issuance of preferred stock	—	—	—
End of year	200,000	200,000	200,000

Common stock:
Beginning of year	209,694	208,902	208,066
Dividend reinvestment plan	37	44	46
Stock purchase and compensation plans	716	748	790
End of year	210,447	209,694	208,902

Additional paid-in capital:
Beginning of year	493,488	464,347	438,985
Dividend reinvestment plan	1,825	1,784	1,707
Stock purchase and compensation plans	27,435	27,357	23,655
End of year	522,748	493,488	464,347

Retained earnings:
Beginning of year	2,749,703	2,603,472	2,271,537
Net income	365,238	224,886	403,837
Dividends to preferred stockholders	(9,200)	(9,200)	(9,353)
Dividends to common stockholders	(76,345)	(69,455)	(62,549)
End of year	3,029,396	2,749,703	2,603,472

Accumulated other comprehensive income (loss):
Beginning of year	(498,042)	115,099	220,186
Other comprehensive income (loss)	125,041	(613,141)	(105,087)
End of year	(373,001)	(498,042)	115,099

Treasury stock:
Beginning of year	(627,279)	(608,935)	(599,885)
Acquisition of treasury stock - share repurchase authorization	—	(12,424)	(3,404)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(7,930)	(5,920)	(5,646)
End of year	(635,209)	(627,279)	(608,935)

Total stockholders’ equity	$2,954,381	2,527,564	2,982,885

Dividends declared per preferred share	$1,150.00	1,150.00	1,169.17
Dividends declared per common share	$1.25	1.14	1.03

Preferred stock, shares outstanding:
Beginning of year	8,000	8,000	8,000
Issuance of preferred stock	—	—	—
End of year	8,000	8,000	8,000

Common stock, shares outstanding:
Beginning of year	60,338,900	60,184,382	59,905,803
Dividend reinvestment plan	18,608	22,093	22,986
Stock purchase and compensation plan	357,588	374,102	395,018
Acquisition of treasury stock - share repurchase authorization	—	(165,159)	(52,781)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(78,659)	(76,518)	(86,644)
End of year	60,636,437	60,338,900	60,184,382

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
December 31,
($ in thousands)	2023	2022	2021
Operating Activities
Net income	$365,238	224,886	403,837

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30,040	42,336	55,109
Stock-based compensation expense	18,346	18,428	15,893
Undistributed gains of equity method investments	(17,083)	(12,946)	(69,873)
Distributions in excess of current year income of equity method investments	16,052	43,184	2,910
Net realized and unrealized (gains) losses	3,552	114,808	(17,599)
Loss (gain) on disposal of fixed assets	(6)	172	50

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	318,075	381,176	307,972
Increase in unearned premiums, net of prepaid reinsurance	306,926	200,210	172,460
(Increase) decrease in net federal income taxes	9,082	(25,932)	(542)
Increase in premiums receivable	(227,392)	(140,500)	(109,173)
Increase in deferred policy acquisition costs	(56,240)	(41,709)	(38,337)
Increase in accrued investment income	(7,172)	(10,920)	(3,243)
Increase (decrease) in accrued salaries and benefits	6,430	(3,092)	7,216
Increase in other assets	(23,195)	(37,561)	(33,379)
Increase in other liabilities	16,255	49,869	78,121
Net cash provided by (used in) operating activities	758,908	802,409	771,422

Investing Activities
Purchases of fixed income securities, held-to-maturity	—	(6,691)	(16,250)
Purchases of fixed income securities, available-for-sale	(2,438,851)	(2,648,974)	(2,165,555)
Purchases of commercial mortgage loans	(42,114)	(64,008)	(50,204)
Purchases of equity securities	(24,166)	(26,675)	(88,640)
Purchases of alternative investments and other investments	(97,597)	(73,408)	(85,044)
Purchases of short-term investments	(4,479,918)	(4,506,500)	(4,345,140)
Sales of fixed income securities, available-for-sale	1,221,918	1,211,739	502,911
Proceeds from commercial mortgage loans	2,711	10,498	714
Sales of short-term investments	4,611,342	4,513,940	4,306,684
Redemption and maturities of fixed income securities, held-to-maturity	8,458	4,351	4,192
Redemption and maturities of fixed income securities, available-for-sale	509,220	669,211	1,217,555
Sales of equity securities	53,344	186,144	99,235
Sales of other investments	900	3,281	5,428
Distributions from alternative investments and other investments	11,029	18,664	17,497
Purchases of property and equipment	(22,631)	(26,019)	(22,163)
Net cash provided by (used in) investing activities	(686,355)	(734,447)	(618,780)

Financing Activities
Dividends to preferred stockholders	(9,200)	(9,200)	(9,353)
Dividends to common stockholders	(73,827)	(66,920)	(60,136)
Acquisition of treasury stock	(7,930)	(18,344)	(9,050)
Net proceeds from stock purchase and compensation plans	9,133	9,086	7,976
Preferred stock issued, net of issuance costs	—	—	(479)
Proceeds from borrowings	20,000	60,000	—
Repayment of borrowings	(20,000)	(60,000)	(50,000)
Repayment of finance lease obligations	(2,666)	(2,438)	(1,768)
Net cash provided by (used in) financing activities	(84,490)	(87,816)	(122,810)
Net increase (decrease) in cash and restricted cash	(11,937)	(19,854)	29,832
Cash and restricted cash, beginning of year	25,209	45,063	15,231
Cash and restricted cash, end of year	$13,272	25,209	45,063

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

We categorize distributions from our equity method investments on our Consolidated Statement of Cash Flows using the cumulative earnings approach. Under this approach, distributions received are classified as cash flows from operating activities until such time that the cumulative distributions exceed cumulative earnings for the investment. When such an excess occurs, the excess portion of the current period distribution is considered a return of investment and is classified as a cash flow from investing activities.

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

After reviewing our portfolio, if (i) we do not have the intent to sell, or (ii) it is more likely than not we will not be required to sell the security before its anticipated recovery, then our intent is to hold the investment securities to recovery, or maturity if necessary to recover the decline in valuation as prices accrete to par. However, our intent may change prior to maturity due to certain types of events, which include, but are not limited to, changes in the financial markets, our analysis of an issuer’s credit metrics and prospects, changes in tax laws or the regulatory environment, or as a result of significant unforeseen changes in liquidity needs. As such, we may, from time to time, sell invested assets subsequent to the balance sheet date that we did not intend to sell at the balance sheet date. Conversely, we may not sell invested assets that we asserted we intended to sell at the balance sheet date. Such changes in intent are due to unforeseen events occurring subsequent to the balance sheet date.

ACL on AFS Fixed Income Securities and Short-Term Investments
When fixed income securities are in an unrealized loss position and we do not record any losses on securities for which we intend to sell, we record an ACL for the portion of the unrealized loss due to an expected credit loss. We estimate expected credit losses on fixed income securities with certain credit qualities by performing a discounted cash flow (“DCF”). The ACL is equal to the excess of amortized cost over the greater of: (i) our estimate of the present value of expected future cash flows, or (ii) fair value. The ACL is recorded as a contra-asset reflected in the carrying value of the investment on the Consolidated Balance Sheet. The initial ACL and any subsequent changes are recorded to earnings as a component of “Net realized and unrealized investment gains (losses)” on our Consolidated Statement of Income. Any remaining unrealized loss is the non-credit amount and is recorded in AOCI. The ACL cannot exceed the unrealized loss of an AFS security and therefore it may fluctuate with changes in the fair value of the security. The ACL is written off against the amortized cost basis in the period in which it is determined uncollectible.

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

Credit Losses on Other Investments
Our evaluation for potential credit loss on tax credits and FHLB Stock include a qualitative assessment of credit indicators, which include, but are not limited to, the following:
•An adverse development of the expected receipt of remaining tax credits and other tax benefits; and

•A significant deterioration in the financial condition or liquidity of the Federal Home Loan Bank of Indiana or New York.

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
CMLs
Evaluations are performed by a third party and are based on matrix pricing. For fixed rate loans, the matrix process uses a yield build up approach to create a pricing yield, with components for base yield, credit quality spread, property type spread, and a weighted average life spread. Floating rate loans are priced with a target quality spread over the swap curve.

In addition to our CML portfolio, certain securities in our AFS fixed income securities portfolio are priced using (i) unobservable inputs, such as illiquidity spreads, (ii) broker quotes, or (iii) information received from other third-party sources, for which there is a lack of transparency as to the inputs used to generate the valuation. The quantitative detail of these unobservable inputs is neither provided to us, nor reasonably available to us.

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

We have a reinsurance agreement with a special purpose insurer ("SPI"). The reinsurance agreement meets the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. At the time of entering into the agreement, we evaluated the applicability of the VIE accounting guidance. A VIE is an entity that either has equity investors that lack certain essential characteristics of a controlling financial interest or lack sufficient funds to finance its own activities without financial support provided by other entities. We considered several significant factors in determining if the SPI is a VIE and if we are the primary beneficiary, including whether we have (i) the power to direct activities of the VIE, (ii) the ability to remove the decision maker of the VIE, (iii) the ability to participate in making decisions that are significant to the VIE, and (iv) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE. As a result of the evaluation of the reinsurance agreement with the SPI, we concluded that it was a VIE. However, we do not have a variable interest in the entity, as the variability in its results, caused by the reinsurance agreement, is expected to be absorbed entirely by the investors in the senior notes issued by the SPI, and residual amounts earned by it, if any, are expected to be absorbed by the equity investors. We have neither an equity nor a residual interest in the SPI.

Accordingly, we are not the primary beneficiary of the SPI and do not consolidate that entity in our Financial Statements. Additionally, because we have no intention to pursue any transaction that would result in it acquiring interest in and becoming the primary beneficiary of the SPI, the consolidation of that entity in our Financial Statements in future periods is unlikely. Refer to Note 9. "Reinsurance" for more information on this transaction.

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

We recorded depreciation expense of $24.7 million, $24.6 million, and $24.3 million for 2023, 2022, and 2021, respectively.

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

There were no premium deficiencies for any of the reported years, as the sum of the anticipated loss and loss expense, unamortized acquisition costs, policyholder dividends, and other expenses for each segment did not exceed that segment’s related unearned premium and anticipated investment income. The investment yields assumed in the premium deficiency assessment for each reporting period, which were based on our actual average investment yield, before tax, as of the September 30 calculation date, were 4.8% for 2023, 3.5% for 2022, and 4.3% for 2021.

(j) Goodwill
Goodwill results from business acquisitions where the cost of assets and liabilities acquired exceeds the fair value of those assets and liabilities. A quantitative goodwill impairment analysis is performed if our quarterly qualitative analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Goodwill is allocated to the reporting units for purposes of these analyses. Based on our analysis at December 31, 2023, goodwill was not impaired.

(k) Reserve for Loss and Loss Expense
Reserve for loss and loss expense includes case reserves on reported claims and reserves for incurred but not reported ("IBNR") losses. Case reserves are estimated for each individual claim based on the facts and circumstances known at the time about the claim. Case reserves may be adjusted up or down as the claim's facts and circumstances change. IBNR reserves are established at more aggregated levels and include provisions for (i) claims not yet reported, (ii) future development on reported claims, (iii) previously closed claims that could reopen in the future, and (iv) anticipated salvage and subrogation recoveries.

We evaluate our reserves quarterly, through an in-depth reserve review process, and adjustments to recorded reserves are made accordingly. The primary input we use to evaluate reserve levels is the quarterly reserve review prepared by our internal actuaries, which provides comprehensive loss and loss expense projections. We base our reviews primarily on our own loss experience, organized by line of business. Where sufficient statistical credibility exists, we may further segment the loss experience by coverage within a line, or geographic area. Generally accepted actuarial methodologies are applied to these reserve groups to produce ultimate loss and loss expense projections.

Typically, we organize our experience by accident year and age, which lends itself to the application of various loss development methods. These methods rely on historical claims reporting and payment patterns to project ultimate loss or expense for open accident years. We also consider the initial expectation of ultimate losses, particularly for longer-tailed lines of business and the current accident year. For the current accident year, our detailed actuarial planning process develops the expectation. The initial estimate is adjusted over time as actual experience emerges.

These methods require numerous assumptions, like the selection of loss and loss expense development factors and the weight applied to each individual projection method. Accordingly, no single method can be interpreted as definitive. Instead, ultimate loss and loss expenses are selected based on the various methods, considering the strengths and weaknesses of each applied to the specific line of business and accident year.

Certain liabilities do not lend themselves to the application of loss development methods, such as property catastrophes (low frequency/high severity, unique events), latent claims (where losses are incurred over an extended period of time), and unallocated loss expenses (loss expenses that cannot be attributed to a specific claim). We use alternate estimation techniques for these liabilities, some of which are primarily exposure-based methods. These methods include individual claims reviews, calendar year counts and averages, aggregate benchmark measures, such as paid and incurred “survival ratios,” and others. These approaches often require additional assumptions and a greater amount of professional judgment.

The reserve review results in a set of ultimate loss and loss expense estimates by line of business, including current and prior accident years. To provide additional insight, the selected ultimate losses are separated into their components of claim frequency and severity, along with their associated trend. While these ultimate loss and loss expense estimates serve as the primary basis for determining the recorded IBNR reserves, other internal and external factors are considered in our overall reserve review. Internal factors include (i) changes to our underwriting and claims practices, (ii) supplemental data on claims reporting and settlement trends, (iii) exposure estimates for reported claims, (iv) potential large or complex claims, and (v) additional trends observed by claims personnel or defense counsel. External factors considered include (i) legislative and regulatory enactments, (ii) judicial trends and decisions, (iii) social trends, including the impacts of social inflation, and (iv) trends in general economic conditions, including the effects of inflation on medical costs, raw materials, and labor.

The combination of IBNR estimates and case reserve estimates on individual claims results in our total reserve for loss and loss expense. These reserves are expected to be sufficient for settling loss and loss expense obligations under our policies on unpaid claims, including changes in the (i) volume of business written, (ii) claims frequency and severity, (iii) mix of business, (iv) claims processing, and (v) other items that management expects to affect our ultimate settlement of loss and loss expense. However, our loss and loss expense reserves are estimates of future events for which the outcomes are not yet known. As with all estimates, they carry inherent uncertainty, which may be driven by internal factors, such as changes to our claims or underwriting operations, or external factors, like legislative, judicial, economic, or social trends. Actual outcomes are further impacted by inherent randomness, such as the actual number of accidents/incidents or the occurrence or non-occurrence of a single large event. Because of these uncertainties, actual outcomes may differ materially from the reserves established. While this risk cannot be eliminated, we review our reserves quarterly based on the information then available, and make adjustments to our ultimate loss and loss expense estimates accordingly. These changes in our ultimate loss and loss expense estimates are reflected in the Consolidated Statements of Income for the period in which such estimates are changed. Changes in the liability estimate could be material to the results of operations in future periods.

Loss reserves are estimates, so we consider a range of possible loss and loss expense reserve estimates. This range is determined at the beginning of each year, using prior year-end data. It reflects the fact that no single precise method for estimating the required reserves exists due to the many factors that may influence the amounts ultimately paid. We do not discount to present value that portion of our loss and loss expense reserves expected to be paid in future periods. Our loss and loss expense reserves implicitly include anticipated salvage and subrogation recoveries.

Claims are counted by occurrence and by line of business and policy. For example, if a single occurrence (like an automobile accident) leads to a claim under an automobile and an associated umbrella policy, each claim is counted separately. Conversely, multiple claimants under the same occurrence/line/policy would constitute only one claim. Claim counts are on a reported basis and a claim is considered reported when a reserve is established or a loss payment is made. Claims closed without payment are included in the count if an associated case reserve was established at some point in the claim's life cycle.

(l) Revenue Recognition
Premiums written are recognized as revenue over the period that coverage is provided using the semi-monthly pro-rata method. Unearned premiums and prepaid reinsurance premiums represent that portion of premiums written that are applicable to the unexpired terms of policies in force.

The Insurance Subsidiaries' net premiums written (“NPW”) include direct insurance policy writings, plus reinsurance assumed, less reinsurance ceded. Insureds' records within our workers compensation and general liability lines of business are subject to periodic audit for purposes of verifying premium amounts. This premium is referred to as audit premium and is billed or returned on policies subsequent to expiration based on exposure levels (i.e. payroll or sales). We estimate this premium when it is reasonably possible to do so based on historical trends adjusted for the uncertainty of future economic conditions. If we determine it is not reasonably possible to estimate this premium, we do not do so.

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

(n) Federal Income Tax
We use the asset and liability method of accounting for income taxes. Current federal income taxes are recognized for the estimated taxes payable or refundable on tax returns for the current year. Deferred federal income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. We consider all evidence, both positive and negative, with respect to our federal net operating and capital loss carryback availability, expected levels of pre-tax financial statement income, federal taxable income, liquidity, and prudent and reasonable tax planning strategies when evaluating whether the temporary differences will be realized. In projecting future taxable income, we begin with budgeted pre-tax income adjusted for estimated taxable and non-taxable items. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we use to manage our businesses. A valuation allowance is established when it is more likely than not that some portion of the deferred tax asset will not be realized. The evaluation of a valuation allowance considers the character of the taxable income, ordinary income versus capital income. A liability for uncertain tax positions is recorded when it is more likely than not that a tax position will not be sustained upon examination by taxing authorities. The effect of a change in tax rates is recognized in the period of enactment. If we were to be levied interest and penalties by the Internal Revenue Service, these amounts would be recognized as a component of “Total federal income tax expense” on the Consolidated Statement of Income.

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

(p) Pension
Our pension obligations and related costs are calculated using actuarial methods, within the framework of GAAP. Our pension benefit obligation is determined as the actuarial present value of the vested benefits to which employees are currently entitled, based on the average life expectancy of the employees. Our funding policy provides that payments to our pension trust shall be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"), plus additional amounts that may be approved from time to time.

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

Pronouncements to be effective in the future
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual sales restriction on an equity security is not considered when determining the security's fair value. This ASU was issued to eliminate diversity in practice by clarifying that contractual arrangements restricting an entity's ability to sell the security for a certain period of time is a characteristic of the reporting entity and should not be contemplated when determining the security's fair value. ASU 2022-03 requires new disclosures that provide investors with information about the restriction, including the nature and remaining duration of the restriction. The ASU is effective for annual periods beginning after December 15, 2023, including interim periods within those annual periods. We adopted this guidance on January 1, 2024 and it will not have a material impact to our financial condition or results of operations.

In March 2023, the FASB issued ASU 2023-02, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method ("ASU 2023-02"). This ASU allows companies to elect to account for qualifying tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Companies were previously permitted to apply the proportional amortization method only to qualifying tax equity investments in low-income-housing tax credit structures. ASU 2023-02 extends the application of the proportional amortization method to qualifying tax equity investments that generate tax credits through other programs. It also requires new disclosures that provide a better understanding of the nature of the tax equity investments and the effect the tax equity investments and related income tax credits and other income tax benefits have on a company's financial position and results of operations. The ASU is effective for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. We adopted this guidance on January 1, 2024 and it will not have a material impact to our financial condition or results of operations.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 amends disclosure requirements for segment reporting by modifying and adding disclosure requirements. The additional disclosure requirements include the following on both an interim and annual basis: (i) significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"); (ii) amounts for "other segment items" by reportable segment and a description of its composition; and (iii) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. In addition, ASU 2023-07 requires all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280, Segment Reporting, to now be disclosed in interim periods. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. As it requires disclosure only, ASU 2023-07 will not have an impact on our financial condition or results of operations.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 amends disclosure requirements to provide greater transparency on income taxes. The following additional disclosures are required annually: (i) specific required categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, (iii) the amount of income taxes paid disaggregated by jurisdiction, and (iv) income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Amendments can be applied on a prospective basis; however, retrospective application is permitted. Early adoption is permitted. As it requires disclosure only, ASU 2023-09 will not have an impact on our financial condition or results of operations.

Note 4. Statements of Cash Flows
Supplemental cash flow information was as follows:

($ in thousands)	2023	2022	2021
Cash paid (received) during the period for:
Interest	$28,359	26,639	28,930
Federal income tax	79,702	75,000	100,000

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	7,409	8,148	7,935
Operating cash flows from financing leases	66	46	35
Financing cash flows from finance leases	2,666	2,438	1,768

Non-cash items:
Corporate actions related to fixed income securities, AFS[1]	22,741	38,106	56,365
Corporate actions related to equity securities[1]	—	—	30,666
Conversion of AFS fixed income securities to equity securities	—	1,463	15,139
Conversion of alternative investments to equity securities[2]	50,253	—	—
Assets acquired under finance lease arrangements	1,584	707	6,709
Assets acquired under operating lease arrangements	5,885	16,649	3,272
Non-cash purchase of property and equipment	242	70	472
1Examples of corporate actions include like-kind exchanges, non-cash acquisitions, and stock-splits.
2This non-cash exchange represents our investment in a private fund that was initially classified as an alternative investment accounted for using the equity method. The fund was later reclassified as an equity security when the fund transitioned to an Investment Company Act of 1940 fund.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	December 31, 2023	December 31, 2022
Cash	$180	26
Restricted cash	13,092	25,183
Total cash and restricted cash shown in the Statements of Cash Flows	$13,272	25,209

Amounts in restricted cash represent cash received from the National Flood Insurance Program ("NFIP") that can only be used to pay flood claims under the Write Your Own program.

Note 5. Investments
(a) Net unrealized gains and losses on investments included in "Other comprehensive income (loss)" ("OCI") in the Consolidated Statements of Stockholders' Equity by asset class were as follows for the years ended December 31, 2023, 2022, and 2021:

($ in thousands)	2023	2022	2021
AFS securities:
Fixed income securities	$(353,288)	(527,926)	228,947
Total AFS securities	(353,288)	(527,926)	228,947

Held-to-Maturity ("HTM") securities:
Fixed income securities	—	—	(4)
Total HTM securities	—	—	(4)

Short-term securities	35	35	20

Total net unrealized gains (losses)	(353,253)	(527,891)	228,963
Deferred income tax	74,184	110,857	(48,082)
Net unrealized gains (losses), net of deferred income tax	(279,069)	(417,034)	180,881

Increase (decrease) in net unrealized gains (losses) in OCI, net of deferred income tax	$137,965	(597,915)	(124,370)

(b) Information regarding our AFS securities as of December 31, 2023 and December 31, 2022 were as follows:

December 31, 2023
	Cost/
	Amortized	Allowance for	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Credit Losses	Gains	Losses	Value
AFS fixed income securities:
U.S. government and government agencies	$223,157	—	139	(18,261)	205,035
Foreign government	11,140	(35)	—	(1,302)	9,803
Obligations of states and political subdivisions	612,938	(669)	2,623	(28,927)	585,965
Corporate securities	2,834,048	(12,999)	28,078	(137,888)	2,711,239
CLO and other ABS	1,911,831	(2,854)	11,855	(86,005)	1,834,827
RMBS	1,568,960	(11,649)	6,023	(85,851)	1,477,483
CMBS	718,623	(6)	1,358	(45,130)	674,845
Total AFS fixed income securities	$7,880,697	(28,212)	50,076	(403,364)	7,499,197

December 31, 2022
	Cost/
	Amortized	Allowance for	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Credit Losses	Gains	Losses	Value
AFS fixed income securities:
U.S. government and government agencies	$209,528	—	37	(20,326)	189,239
Foreign government	11,199	(284)	—	(1,307)	9,608
Obligations of states and political subdivisions	965,231	(1,024)	1,812	(48,001)	918,018
Corporate securities	2,558,655	(30,330)	3,509	(196,809)	2,335,025
CLO and other ABS	1,607,660	(2,375)	2,408	(121,720)	1,485,973
RMBS	1,169,546	(11,597)	1,148	(99,265)	1,059,832
CMBS	663,935	(111)	348	(49,760)	614,412
Total AFS fixed income securities	$7,185,754	$(45,721)	9,262	(537,188)	6,612,107

The following tables provide a roll forward of the ACL on our AFS fixed income securities for the years indicated:

2023	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirements) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$284	—	—	(249)	—	—	35
Obligations of states and political subdivisons	1,024	48	—	(281)	(122)	—	669
Corporate securities	30,330	3,457	—	(16,879)	(3,638)	(271)	12,999
CLO and other ABS	2,375	619	—	(116)	(24)	—	2,854
RMBS	11,597	17	—	447	(412)	—	11,649
CMBS	111	1	—	38	(144)	—	6
Total AFS fixed income securities	$45,721	4,142	—	(17,040)	(4,340)	(271)	28,212

2022	Beginning Balance	Current Provisions for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirements) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$46	291	—	4	(57)	—	284
Obligations of states and political subdivisons	137	1,087	—	(6)	(194)	—	1,024
Corporate securities	6,682	30,670	—	3,714	(6,902)	(3,834)	30,330
CLO and other ABS	939	2,158	—	(652)	(50)	(20)	2,375
RMBS	1,909	245	8,318	1,558	(433)	—	11,597
CMBS	11	110	—	(10)	—	—	111
Total AFS fixed income securities	$9,724	34,561	8,318	4,608	(7,636)	(3,854)	45,721

During 2023 or 2022, we had no write-offs or recoveries of our AFS fixed income securities.

As disclosed in Note 2. "Summary of Significant Accounting Policies," we do not evaluate accrued interest on our AFS securities for expected credit loss as we write-off these balances in a timely manner. Accrued interest on AFS securities was $64.6 million as of December 31, 2023, and $56.4 million as of December 31, 2022. We did not record any (i) write-offs of accrued interest during 2023, or (ii) material write-offs in 2022.

(c) Quantitative information about unrealized losses on our AFS portfolio follows:

December 31, 2023	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$77,698	(188)	108,578	(18,073)	186,276	(18,261)
Foreign government	1,552	(87)	8,251	(1,215)	9,803	(1,302)
Obligations of states and political subdivisions	137,031	(962)	290,964	(27,965)	427,995	(28,927)
Corporate securities	263,423	(6,369)	1,439,422	(131,519)	1,702,845	(137,888)
CLO and other ABS	278,940	(7,120)	984,175	(78,885)	1,263,115	(86,005)
RMBS	351,976	(4,765)	757,914	(81,086)	1,109,890	(85,851)
CMBS	130,189	(2,995)	471,256	(42,135)	601,445	(45,130)
Total AFS fixed income securities	$1,240,809	(22,486)	4,060,560	(380,878)	5,301,369	(403,364)

December 31, 2022	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$166,975	(13,658)	16,011	(6,668)	182,986	(20,326)
Foreign government	5,573	(608)	2,456	(699)	8,029	(1,307)
Obligations of states and political subdivisions	681,795	(43,767)	16,618	(4,234)	698,413	(48,001)
Corporate securities	1,889,492	(164,197)	133,223	(32,612)	2,022,715	(196,809)
CLO and other ABS	916,423	(69,155)	411,283	(52,565)	1,327,706	(121,720)
RMBS	887,229	(76,432)	108,041	(22,833)	995,270	(99,265)
CMBS	512,953	(37,815)	77,181	(11,945)	590,134	(49,760)
Total AFS fixed income securities	$5,060,440	(405,632)	764,813	(131,556)	5,825,253	(537,188)

We currently do not intend to sell any of the securities summarized in the tables above, nor do we believe we will be required to sell any of them. The decrease in gross unrealized losses at December 31, 2023, compared to December 31, 2022, was driven by a decrease in benchmark U.S. Treasury rates and a tightening of credit spreads, with the decrease in interest rates having the most significant impact. Considering these factors and our review of these securities under our credit loss policy as described in Note 2. “Summary of Significant Accounting Policies” of this Form 10-K, we have concluded that no ACL is required on these balances beyond the ACL recorded as of December 31, 2023. This conclusion reflects our current judgment about the financial position and future prospects of the entities that issued the investment security and underlying collateral.

(d) AFS and HTM fixed income securities at December 31, 2023, by contractual maturity are shown below. The maturities of RMBS, CMBS, CLO and other ABS securities were calculated using each security's estimated average life. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$511,125	—	—
Due after one year through five years	3,450,675	13,624	13,307
Due after five years through 10 years	2,817,046	9,076	8,616
Due after 10 years	720,351	—	—
Total fixed income securities	$7,499,197	22,700	21,923

(e) The following table summarizes our alternative investment portfolio by strategy:

	December 31, 2023			December 31, 2022
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss	Carrying Value	Remaining Commitment	Maximum Exposure to Loss
Alternative investments
Private equity	$301,759	131,885	433,644	280,980	134,676	415,656
Private credit	54,500	89,401	143,901	54,866	89,481	144,347
Real assets	39,520	33,040	72,560	35,470	21,945	57,415
Total alternative investments	$395,779	254,326	650,105	371,316	246,102	617,418

We are contractually committed to make additional investments up to the remaining commitments stated above. We did not provide any non-contractual financial support during 2023 or 2022.

The following is a description of our alternative investment strategies:

Our private equity strategy includes the following:

•Private Equity: This strategy makes private equity investments, primarily in established large and middle market companies across diverse industries globally, with an emphasis on North America.

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

The following tables show gross summarized financial information for our alternative investments portfolio, including the portion we do not own. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information is as of, and for the 12-month period ended, September 30:

Balance Sheet Information
December 31,
($ in millions)	2023	2022
Investments	$142,411	114,038
Total assets	146,844	128,158
Total liabilities	15,854	15,464
Total partners’ capital	130,990	112,694

Income Statement Information
($ in millions)	2023	2022	2021
Net investment income (loss)	$178	765	653
Realized gains	5,845	12,590	6,121
Net change in unrealized appreciation (depreciation)	5,810	(5,215)	26,877
Net income	$11,833	8,140	33,651
Alternative investment income included in "Net investment income earned" on our Consolidated Statements of Income	26.8	23.0	117.7

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than to certain U.S. government agencies, as of December 31, 2023, or December 31, 2022.

(g) We have pledged certain AFS fixed income securities as collateral related to our borrowing relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, we had certain securities on deposit with various state and regulatory agencies at December 31, 2023 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at December 31, 2023:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	Regulatory Deposits	Total
U.S. government and government agencies	$—	—	19.9	19.9
Obligations of states and political subdivisions	—	—	3.5	3.5
RMBS	69.2	25.3	—	94.5
CMBS	2.5	8.6	—	11.1
Total pledged as collateral	$71.7	33.9	23.4	129.0

(h) The components of pre-tax net investment income earned were as follows:

($ in thousands)	2023	2022	2021
Fixed income securities	$345,886	259,918	209,709
CMLs	9,336	5,555	2,743
Equity securities	9,395	13,554	15,920
Short-term investments	14,818	3,997	260
Alternative investments	26,777	23,003	117,701
Other investments	650	258	359
Investment expenses	(18,212)	(18,130)	(20,103)
Net investment income earned	$388,650	288,155	326,589

(i) The following table summarizes net realized and unrealized investment gains and losses for the periods indicated:

($ in thousands)	2023	2022	2021
Gross gains on sales	$5,896	28,419	15,284
Gross losses on sales	(30,760)	(60,055)	(8,140)
Net realized gains (losses) on disposals	(24,864)	(31,636)	7,144
Net unrealized gains (losses) on equity securities	9,510	(32,127)	17,881
Net credit loss benefit (expense) on fixed income securities, AFS	12,898	(39,169)	(6,858)
Net credit loss benefit (expense) on fixed income securities, HTM	—	63	(49)
Net credit loss benefit (expense) on CMLs	(175)	(116)	—
Losses on securities for which we have the intent to sell	(921)	(11,823)	(519)
Net realized and unrealized investment gains (losses)	$(3,552)	(114,808)	17,599

The decrease in net realized and unrealized investment losses in 2023 compared to 2022 was primarily driven by (i) improved valuations in the public equity markets, and (ii) an improvement in expected credit losses in 2023 reflecting a decrease in benchmark U.S. Treasury rates and, to a lesser extent, a tightening of credit spreads.

The increase in net realized and unrealized investment losses in 2022 compared to 2021 was primarily driven by (i) a decrease in valuations reflecting the public equities market in 2022, (ii) active trading of our fixed income securities in an effort to opportunistically increase yield given the rising interest rate environment in 2022, and (iii) higher credit loss expense on our AFS fixed income securities portfolio.

Net unrealized gains and losses recognized in income on equity securities, as reflected in the table above, included the following:

($ in thousands)	2023	2022	2021
Unrealized gains (losses) recognized in income on equity securities:
On securities remaining in our portfolio at end of period	$3,593	(10,454)	16,473
On securities sold in period	5,917	(21,673)	1,408
Total unrealized gains (losses) recognized in income on equity securities	$9,510	(32,127)	17,881

Proceeds from the sales of AFS fixed income securities were $1,221.9 million, $1,211.7 million, and $502.9 million in 2023, 2022, and 2021, respectively. Proceeds from the sales of equity securities were $53.3 million, $186.1 million, and $99.2 million in 2023, 2022, and 2021, respectively.

Note 6. Comprehensive Income
(a) The components of comprehensive income, both gross and net of tax, for 2023, 2022, and 2021 are as follows:

2023
($ in thousands)	Gross	Tax	Net
Net income	$458,412	93,174	365,238
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the year	106,845	22,438	84,407
Unrealized gains (losses) on securities with credit loss recognized in earnings	60,234	12,649	47,585
Amounts reclassified into net income:
Net realized (gains) losses on disposals and intent-to-sell AFS securities	20,458	4,296	16,162
Credit loss (benefit) expense	(12,898)	(2,709)	(10,189)
Total unrealized gains (losses) on investment securities	174,639	36,674	137,965
Defined benefit pension and post-retirement plans:
Net actuarial gain (loss)	(19,385)	(4,070)	(15,315)
Amounts reclassified into net income:
Net actuarial (gain) loss	3,026	635	2,391
Total defined benefit pension and post-retirement plans	(16,359)	(3,435)	(12,924)
Other comprehensive income (loss)	158,280	33,239	125,041
Comprehensive income (loss)	$616,692	126,413	490,279

2022
($ in thousands)	Gross	Tax	Net
Net income	$280,186	55,300	224,886
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the year	(668,107)	(140,302)	(527,805)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(187,968)	(39,473)	(148,495)
Amounts reclassified into net income:
HTM securities	4	1	3
Net realized (gains) losses on disposals and intent-to-sell AFS securities	60,048	12,610	47,438
Credit loss (benefit) expense	39,169	8,225	30,944
Total unrealized gains (losses) on investment securities	(756,854)	(158,939)	(597,915)
Defined benefit pension and post-retirement plans:
Net actuarial gain (loss)	(20,941)	(4,398)	(16,543)
Amounts reclassified into net income:
Net actuarial (gain) loss	1,668	351	1,317
Total defined benefit pension and post-retirement plans	(19,273)	(4,047)	(15,226)
Other comprehensive income (loss)	(776,127)	(162,986)	(613,141)
Comprehensive income (loss)	$(495,941)	(107,686)	(388,255)

2021
($ in thousands)	Gross	Tax	Net
Net income	$505,310	101,473	403,837
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the year	(151,391)	(31,793)	(119,598)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(9,061)	(1,902)	(7,159)
Amounts reclassified into net income:
HTM securities	(11)	(2)	(9)
Net realized (gains) losses on disposals and intent-to-sell AFS securities	(3,825)	(803)	(3,022)
Credit loss (benefit) expense	6,858	1,440	5,418
Total unrealized gains (losses) on investment securities	(157,430)	(33,060)	(124,370)
Defined benefit pension and post-retirement plans:
Net actuarial gain (loss)	21,636	4,543	17,093
Amounts reclassified into net income:
Net actuarial (gain) loss	2,772	582	2,190
Total defined benefit pension and post-retirement plans	24,408	5,125	19,283
Other comprehensive income (loss)	(133,022)	(27,935)	(105,087)
Comprehensive income (loss)	$372,288	73,538	298,750

(b) The balances of, and changes in, each component of AOCI (net of taxes) as of December 31, 2023, and 2022, were as follows:

	Net Unrealized Gains (Losses) on Investment Securities				Defined Benefit Pension and Post-retirement Plans
($ in thousands)	Credit Loss Related[1]	HTM Related	All Other	Investments Subtotal		Total AOCI
Balance, December 31, 2021	$(4,287)	(3)	185,170	180,880	(65,781)	115,099
OCI before reclassifications	(148,495)	—	(527,805)	(676,300)	(16,543)	(692,843)
Amounts reclassified from AOCI	30,944	3	47,438	78,385	1,317	79,702
Net current period OCI	(117,551)	3	(480,367)	(597,915)	(15,226)	(613,141)
Balance, December 31, 2022	(121,838)	—	(295,197)	(417,035)	(81,007)	(498,042)
OCI before reclassifications	47,585	—	84,407	131,992	(15,315)	116,677
Amounts reclassified from AOCI	(10,189)	—	16,162	5,973	2,391	8,364
Net current period OCI	37,396	—	100,569	137,965	(12,924)	125,041
Balance, December 31, 2023	$(84,442)	—	(194,628)	(279,070)	(93,931)	(373,001)
1Represents change in unrealized gains (losses) on securities with credit loss recognized in earnings.

The reclassifications out of AOCI were as follows:

($ in thousands)	Year ended December 31, 2023	Year ended December 31, 2022	Affected Line Item in the Consolidated Statements of Income
HTM related
Unrealized (gains) losses on HTM disposals	$—	(7)	Net realized and unrealized investment gains (losses)
Amortization of net unrealized (gains) losses on HTM securities	—	11	Net investment income earned
	—	4	Income before federal income tax
	—	(1)	Total federal income tax expense
	—	3	Net income
Net realized (gains) losses on disposals and intent-to-sell AFS securities
Net realized (gains) losses on disposals and intent-to-sell AFS securities	20,458	60,048	Net realized and unrealized investment gains (losses)
	20,458	60,048	Income before federal income tax
	(4,296)	(12,610)	Total federal income tax expense
	16,162	47,438	Net income
Credit loss related
Credit loss (benefit) expense	(12,898)	39,169	Net realized and unrealized investment gains (losses)
	(12,898)	39,169	Income before federal income tax
	2,709	(8,225)	Total federal income tax expense
	(10,189)	30,944	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	695	359	Loss and loss expense incurred
	2,331	1,309	Other insurance expenses
Total defined benefit pension and post-retirement life	3,026	1,668	Income before federal income tax
	(635)	(351)	Total federal income tax expense
	2,391	1,317	Net income

Total reclassifications for the period	$8,364	79,702	Net income

Note 7. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and estimated fair values of our financial liabilities as of December 31, 2023, and 2022:

	December 31, 2023		December 31, 2022
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$49,926	53,047	49,921	51,705
6.70% Senior Notes	99,565	104,039	99,542	99,264
5.375% Senior Notes	294,523	288,787	294,424	258,459
3.03% Borrowings from FHLBI	60,000	57,932	60,000	57,175
Subtotal long-term debt	504,014	503,805	503,887	466,603
Unamortized debt issuance costs	(2,704)		(2,929)
Finance lease obligations	2,636		3,718
Total long-term debt	$503,946		$504,676

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" of this Form 10-K.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at December 31, 2023 and 2022:

December 31, 2023		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$205,035	34,056	170,979	—
Foreign government	9,803	—	9,803	—
Obligations of states and political subdivisions	585,965	—	578,131	7,834
Corporate securities	2,711,239	—	2,413,907	297,332
CLO and other ABS	1,834,827	—	1,589,514	245,313
RMBS	1,477,483	—	1,477,483	—
CMBS	674,845	—	674,489	356
Total AFS fixed income securities	7,499,197	34,056	6,914,306	550,835
Equity securities:
Common stock[1]	185,339	20,582	—	854
Preferred stock	1,816	1,816	—	—
Total equity securities	187,155	22,398	—	854
Short-term investments	309,317	308,512	805	—
Total assets measured at fair value	$7,995,669	364,966	6,915,111	551,689

December 31, 2022		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$189,239	109,240	79,999	—
Foreign government	9,608	—	9,608	—
Obligations of states and political subdivisions	918,018	—	911,357	6,661
Corporate securities	2,335,025	—	2,147,045	187,980
CLO and other ABS	1,485,973	—	1,332,631	153,342
RMBS	1,059,832	—	1,059,832	—
CMBS	614,412	—	614,037	375
Total AFS fixed income securities	6,612,107	109,240	6,154,509	348,358
Equity securities:
Common stock[1]	160,355	55,846	—	897
Preferred stock	1,645	1,645	—	—
Total equity securities	162,000	57,491	—	897
Short-term investments	440,456	418,199	22,257	—
Total assets measured at fair value	$7,214,563	584,930	6,176,766	349,255
1Investments amounting to $163.9 million at December 31, 2023 and $103.6 million at December 31, 2022, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. These investments are not redeemable and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following tables provide a summary of Level 3 changes for the years indicated:

2023
($ in thousands)	Obligations of states and political subdivisions	Corporate Securities	CLO and Other ABS	CMBS	Common Stock	Total
Fair value, December 31, 2022	$6,661	187,980	153,342	375	897	349,255
Total net gains (losses) for the period included in:
OCI	1,111	10,645	2,974	49	—	14,779
Net realized and unrealized investment gains (losses)	62	419	(5)	—	(235)	241
Net investment income earned	—	621	(30)	(265)	—	326
Purchases	—	97,547	104,134	—	—	201,681
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	(10,254)	(16,737)	(25)	—	(27,016)
Transfers into Level 3	—	21,297	14,148	2,848	192	38,485
Transfers out of Level 3	—	(10,923)	(12,513)	(2,626)	—	(26,062)
Fair value, December 31, 2023	$7,834	297,332	245,313	356	854	551,689

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	62	419	(5)	—	(235)	241
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	1,111	10,634	2,858	49	—	14,652

2022
($ in thousands)	Obligations of states and political subdivisions	Corporate Securities	CLO and Other ABS	RMBS	CMBS	Common Stock	Total
Fair value, December 31, 2021	$7,745	114,127	124,909	245	4,256	—	251,282
Total net gains (losses) for the period included in:
OCI	(985)	(23,624)	(11,287)	(17)	(481)	—	(36,394)
Net realized and unrealized investment gains (losses)	(99)	(2,414)	(876)	—	—	—	(3,389)
Net investment income earned	—	68	229	—	45	—	342
Purchases	—	99,868	100,406	—	—	—	200,274
Sales	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	—	(10,148)	(12,361)	(11)	(15)	—	(22,535)
Transfers into Level 3	—	19,214	502	—	—	897	20,613
Transfers out of Level 3	—	(9,111)	(48,180)	(217)	(3,430)	—	(60,938)
Fair value, December 31, 2022	$6,661	187,980	153,342	—	375	897	349,255

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	(99)	(2,399)	(876)	—	—	—	(3,374)
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	(985)	(23,630)	(11,246)	(17)	(481)	—	(36,359)

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements of Level 3 assets at December 31, 2023, and 2022:

December 31, 2023
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$135,524	DCF	Illiquidity Spread	(4.4)% - 5.3%	1.9%
CLO and other ABS	127,210	DCF	Illiquidity Spread	0.01% - 19.6%	2.4%
Total internal valuations	262,734
Other[1]	288,955
Total Level 3 securities	$551,689

December 31, 2022
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$81,867	DCF	Illiquidity Spread	(4.4)% - 5.3%	1.3%
CLO and other ABS	59,452	DCF	Illiquidity Spread	0.01% - 19.6%	2.5%
Total internal valuations	141,319
Other[1]	207,936
Total Level 3 securities	$349,255
1Other is comprised of broker quotes or other third-party pricing for which there is a lack of transparency into the inputs used to develop the valuations. The quantitative details of these unobservable inputs is neither provided to us, nor reasonably available to us, and therefore are not included in the tables above.

For the securities in the tables above valued using a DCF analysis, we apply an illiquidity spread in our determination of fair value. An increase in this assumption would result in a lower fair value measurement.

The following tables provide quantitative information regarding our financial assets and liabilities that were not measured at fair value, but were disclosed as such at December 31, 2023, and 2022:

December 31, 2023		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	$21,923	—	21,923	—
Total HTM fixed income securities	21,923	—	21,923	—

CMLs	$178,913	—	—	178,913

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$53,047	—	53,047	—
6.70% Senior Notes	104,039	—	104,039	—
5.375% Senior Notes	288,787	—	288,787	—
3.03% Borrowings from FHLBI	57,932	—	57,932	—
Total long-term debt	$503,805	—	503,805	—

December 31, 2022		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$3,405	—	3,405	—
Corporate securities	26,432	—	26,432	—
Total HTM fixed income securities	$29,837	—	29,837	—

CMLs	$139,243	—	—	139,243

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$51,705	—	51,705	—
6.70% Senior Notes	99,264	—	99,264	—
5.375% Senior Notes	258,459	—	258,459	—
3.03% Borrowings from FHLBI	57,175	—	57,175	—
Total long-term debt	$466,603	—	466,603	—

Note 8. Allowance for Credit Losses on Premiums Receivable
The following table provides a roll forward of the ACL on our premiums receivable balance for 2023 and 2022:

($ in thousands)	December 31, 2023	December 31, 2022
Balance at beginning of year	$16,100	13,600
Current period change for expected credit losses	6,124	6,065
Write-offs charged against the allowance for credit losses	(5,080)	(4,978)
Recoveries	1,756	1,413
ACL, end of year	$18,900	16,100

For a discussion of the methodology used to evaluate our estimate of expected credit losses on premiums receivable, refer to Note 2. "Summary of Significant Accounting Policies."

Note 9. Reinsurance
Our Financial Statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance entities have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) that we have underwritten to other insurance companies that agree to share these risks. The primary purpose of ceded reinsurance is to protect the Insurance Subsidiaries from potential losses in excess of the amount that we are willing to accept. Our major treaties covering property, property catastrophe, and casualty business are excess of loss contracts. We also entered into a catastrophe bond transaction to protect against certain named loss events, and use an intercompany quota share (proportional) pooling arrangement and other minor reinsurance treaties.

Effective December 8, 2023, we secured property catastrophe protection through a per occurrence excess of loss indemnity reinsurance agreement with High Point Re Ltd. ("High Point Re"), an independent Bermuda special purpose insurer. The reinsurance agreement meets the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. In connection with the reinsurance agreement, High Point Re issued Series 2023-1, Class A Principal-at-Risk Variable Rates Notes (“catastrophe bonds”) to unrelated investors totaling $325 million, consistent with the amount of coverage provided under the reinsurance agreement. Under the terms of the reinsurance agreement, we pay annual reinsurance premiums to High Point Re for the reinsurance coverage, which are included in our ceded premiums. The principal amount of the catastrophe bonds will be reduced by any amounts paid to us under the reinsurance agreement.

As a Standard Commercial Lines and E&S Lines writer, we are subject to the Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA"), which was extended by Congress to December 31, 2027. TRIPRA requires private insurers and the U. S. government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. Under TRIPRA, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available. This deductible is based on a percentage of the prior year’s applicable Standard Commercial Lines and E&S Lines premiums. In 2024, our deductible, before tax, is approximately $543 million. For losses above the deductible, the federal government will pay 80% of losses to an industry limit of $100 billion, and the insurer retains 20%.

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

The following tables provide (i) a disaggregation of our reinsurance recoverable balance by financial strength rating, and (ii) an aging analysis of our past due reinsurance recoverable balances as of December 31, 2023, and 2022:

	December 31, 2023
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$82,466	$21	$82,487
A+	371,132	2,887	374,019
A	111,883	1,380	113,263
A-	3,596	89	3,685
Total rated reinsurers	$569,077	$4,377	$573,454

Non-rated reinsurers
Federal and state pools	$80,506	$—	$80,506
Other than federal and state pools	4,488	77	4,565
Total non-rated reinsurers	$84,994	$77	$85,071

Total reinsurance recoverable, gross	$654,071	$4,454	$658,525
Less: ACL			(1,700)
Total reinsurance recoverable, net			$656,825

	December 31, 2022
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$46,282	$1	$46,283
A+	425,395	3,191	428,586
A	106,102	1,315	107,417
A-	7,148	89	7,237
Total rated reinsurers	$584,927	$4,596	$589,523

Non-rated reinsurers
Federal and state pools	$180,794	$—	$180,794
Other than federal and state pools	13,678	415	14,093
Total non-rated reinsurers	$194,472	$415	$194,887

Total reinsurance recoverable, gross	$779,399	$5,011	$784,410
Less: ACL			(1,600)
Total reinsurance recoverable, net			$782,810

The $100.3 million decrease in "Federal and state pools" as of December 31, 2023, compared to December 31, 2022, was primarily due to a decrease in the NFIP reserves recorded as of December 31, 2022, for flood losses in Florida and surrounding states as a result of Hurricane Ian, which are 100% ceded to the NFIP and continue to be paid as the associated claims are settled.

The following table provides a roll forward of the allowance for credit losses on our reinsurance recoverable balance for the indicated periods:

($ in thousands)	December 31, 2023	December 31, 2022
Balance at beginning of year	$1,600	$1,600
Current period change for expected credit losses	100	—
Write-offs charged against the allowance for credit losses	—	—
Recoveries	—	—
ACL, end of year	$1,700	$1,600

For a discussion of the methodology used to evaluate our estimate of expected credit losses on our reinsurance recoverable balance, refer to Note 2. "Summary of Significant Accounting Policies."

The following table represents our total reinsurance balances segregated by reinsurer to illustrate our concentration of risk throughout our reinsurance portfolio:

	December 31, 2023		As of December 31, 2022
($ in thousands)	Reinsurance Balances	% of Reinsurance Balance	Reinsurance Balances	% of Reinsurance Balance
Total reinsurance recoverables, net of allowance for credit losses	$656,825		$782,810
Total prepaid reinsurance premiums	203,320		172,371
Total reinsurance balance	860,145		955,181

Federal and state pools[1]:
NFIP	203,273	24%	276,541	29%
New Jersey Unsatisfied Claim Judgment Fund	46,715	5	45,496	5
Other	1,779	—	3,488	—
Total federal and state pools	251,767	29	325,525	34
Remaining reinsurance balance	$608,378	71	$629,656	66

Hannover Ruckversicherungs AG (AM Best rated "A+")	$135,564	16	$124,706	13
Munich Re Group (AM Best rated "A+")	132,831	15	127,106	13
AXIS Reinsurance Company (AM Best rated "A")	76,286	9	70,957	8
Swiss Re Group (AM Best rated "A+")	30,222	4	36,525	4
Transatlantic Reinsurance Company (AM Best rated “A++”)	27,475	3	32,730	3
All other reinsurers	207,700	24	239,232	25
Total reinsurers	610,078	71%	631,256	66%
Less: ACL	(1,700)		(1,600)
Reinsurers, net of ACL	608,378		629,656
Less: collateral[2]	(126,418)		(126,167)
Reinsurers, net of collateral	$481,960		$503,489
 1Considered to have minimal risk of default.
2Includes letters of credit, trust funds, and funds held against reinsurance recoverables.

Under our reinsurance arrangements, which are prospective in nature, reinsurance premiums ceded are recorded as prepaid reinsurance and amortized over the remaining contract period in proportion to the reinsurance protection provided, or recorded periodically, as per the terms of the contract, in a direct relationship to the gross premium recording. Reinsurance recoveries are recognized as gross losses as incurred.

The following table lists direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expense incurred for the indicated periods:

($ in thousands)	2023	2022	2021
Premiums written:
Direct	$4,725,459	4,068,518	3,656,537
Assumed	23,999	32,320	22,664
Ceded	(614,926)	(527,248)	(489,488)
Net	$4,134,532	3,573,590	3,189,713
Premiums earned:
Direct	$4,386,556	3,880,522	3,472,715
Assumed	25,027	30,742	21,550
Ceded	(583,977)	(537,884)	(477,012)
Net	$3,827,606	3,373,380	3,017,253
Loss and loss expense incurred:
Direct	$2,738,301	2,537,638	2,096,512
Assumed	19,581	23,160	13,813
Ceded	(273,597)	(449,020)	(296,341)
Net	$2,484,285	2,111,778	1,813,984

Ceded premiums written, ceded premiums earned, and ceded loss and loss expense incurred related to our participation in the NFIP, to which we cede 100% of our NFIP flood premiums, losses, and loss expenses, were as follows:

Ceded to NFIP ($ in thousands)	2023	2022	2021
Ceded premiums written	$(305,609)	(259,246)	(284,311)
Ceded premiums earned	(279,087)	(274,100)	(274,384)
Ceded loss and loss expense incurred	(75,549)	(200,467)	(215,224)

Note 10. Reserve for Loss and Loss Expense
(a) The table below provides a roll forward of the reserve for loss and loss expense for beginning and ending reserve balances:

($ in thousands)	2023	2022	2021
Gross reserves for loss and loss expense, at beginning of year	$5,144,821	4,580,903	4,260,355
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of year	757,513	578,641	554,269
Net reserves for loss and loss expense, at beginning of year	4,387,308	4,002,262	3,706,086
Incurred loss and loss expense for claims occurring in the:
Current year	2,474,331	2,190,668	1,896,837
Prior years	9,954	(78,890)	(82,853)
Total incurred loss and loss expense	2,484,285	2,111,778	1,813,984
Paid loss and loss expense for claims occurring in the:
Current year	922,641	768,583	676,331
Prior years	1,230,642	958,149	841,477
Total paid loss and loss expense	2,153,283	1,726,732	1,517,808
Net reserves for loss and loss expense, at end of year	4,718,310	4,387,308	4,002,262
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of year	618,601	757,513	578,641
Gross reserves for loss and loss expense at end of year	$5,336,911	5,144,821	4,580,903

Our net loss and loss expense reserves increased by $331.0 million in 2023, $385.0 million in 2022, and $296.2 million in 2021. The loss and loss expense reserves are net of anticipated recoveries for salvage and subrogation claims, which amounted to $116.0 million for 2023, $91.3 million for 2022, and $87.0 million for 2021.

The increase in net loss and loss expense reserves in 2023 was primarily driven by increases in exposure due to premium growth and unfavorable prior year loss reserve development. In 2023, we experienced overall net unfavorable prior year loss reserve development of $10.0 million, compared to net favorable development of $78.9 million in 2022 and $82.9 million in 2021.

The following table summarizes the prior year reserve development by line of business:

(Favorable)/Unfavorable Prior Year Development
($ in millions)	2023	2022	2021
General Liability	$55.0	(5.0)	(29.0)
Commercial Automobile	8.0	22.5	13.3
Workers Compensation	(74.5)	(70.0)	(58.0)
Businessowners' Policies	7.6	(7.3)	(0.4)
Commercial Property	0.7	(1.6)	(2.6)
Bonds	—	(10.0)	—
Homeowners	4.6	(0.6)	1.8
Personal Automobile	15.3	0.5	(0.2)
E&S Casualty Lines	(5.0)	(5.0)	(7.0)
E&S Property Lines	(1.6)	(2.5)	(0.8)
Other	(0.1)	0.1	—
Total	$10.0	(78.9)	(82.9)

The Insurance Subsidiaries had $10.0 million of unfavorable prior year reserve development during 2023, which included $6.5 million of net favorable casualty reserve development and $16.5 million of unfavorable property reserve development. The net favorable casualty reserve development was driven by the workers compensation line of business, which was largely offset by increases in the general liability and personal auto lines of business. Workers compensation benefited from continued favorable medical trends in accident years 2021 and prior. General liability development was impacted by increased loss severities in accident years 2015 through 2020. Personal auto development was primarily driven by increased loss severities in accident year 2022.

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

(b) We have exposure to abuse or molestation claims within our general liability line of business, primarily through insurance policies that we issue to schools, religious institutions, day-care facilities, and other social services. We also have exposure to abuse or molestation claims from state laws that extend the statute of limitations or permit windows to be opened for abuse or molestation claims and lawsuits that were previously barred by statutes of limitations. The emergence of these claims is highly unpredictable and may be reported over an extended period of time. In addition to legislative changes that increase our exposure, there are significant uncertainties in estimating our exposure to abuse or molestation claims (for both case and IBNR reserves) resulting from (i) lack of relevant historical data, (ii) the delayed and inconsistent reporting patterns associated with these claims, (iii) the obligation of an insurer to defend a claim, (iv) the extent to which a party can prove the existence of coverage, and (v) uncertainty as to the number and identity of claimants. It is possible, as a result, that we may receive claims decades after the allegations occurred from coverages provided by us or our predecessor companies, that will require complex claims coverage determinations, potential litigation, and the need to collect from reinsurers under older reinsurance agreements.

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

The following table details our loss and loss expense reserves for various asbestos and environmental claims showing gross and net of reinsurance:

	2023
($ in millions)	Gross	Net
Asbestos	$4.9	3.5
Landfill sites	11.4	7.5
Underground storage tanks	10.1	8.1
Total	$26.4	19.1

Historically, our asbestos and environmental claims have been significantly lower in volume than many other Standard

Commercial Lines carriers as, prior to the introduction of the absolute pollution exclusion endorsement in the mid-1980s, we primarily wrote Standard Personal Lines, and therefore, our exposure to asbestos and environmental claims has been limited.

The following table provides a roll forward of asbestos and environmental incurred loss and loss expense and related reserves thereon showing gross and net of reinsurance:

	2023		2022		2021
($ in thousands)	Gross	Net	Gross	Net	Gross	Net
Asbestos
Reserves for loss and loss expense at beginning of year	$5,891	4,660	6,115	4,884	6,254	5,023
Incurred loss and loss expense	603	515	8	8	51	51
Less: loss and loss expense paid	(1,638)	(1,638)	(232)	(232)	(190)	(190)
Reserves for loss and loss expense at the end of year	$4,856	3,537	5,891	4,660	6,115	4,884

Environmental
Reserves for loss and loss expense at beginning of year	$21,877	15,669	21,658	16,191	22,276	16,398
Incurred loss and loss expense	461	233	696	(213)	(613)	(14)
Less: loss and loss expense paid	(785)	(296)	(477)	(309)	(5)	(193)
Reserves for loss and loss expense at the end of year	$21,553	15,606	21,877	15,669	21,658	16,191

Total Asbestos and Environmental Claims
Reserves for loss and loss expense at beginning of year	$27,768	20,329	27,773	21,075	28,530	21,421
Incurred loss and loss expense	1,064	748	704	(205)	(562)	37
Less: loss and loss expense paid	(2,423)	(1,934)	(709)	(541)	(195)	(383)
Reserves for loss and loss expense at the end of year	$26,409	19,143	27,768	20,329	27,773	21,075

(d) The following is information about incurred and paid claims development as of December 31, 2023, net of reinsurance, as well as the associated IBNR liabilities. During the experience period we implemented a series of underwriting and claims-related initiatives, including claims management changes. These initiatives focused on general underwriting and claims improvements and may impact some relationships in the tables below. As a result, several historical patterns have changed and may no longer be appropriate to use as the sole basis for projections.

The tables below also include information regarding reported claims. Claims are counted at the occurrence, line of business, and policy level. For example, if a single occurrence (e.g. an automobile accident) leads to a claim under an automobile and an associated umbrella policy, they are each counted separately. Conversely, multiple claimants under the same occurrence/line/policy would contribute only a single count. A claim is considered reported when a reserve is established or a payment is made. Therefore, claims closed without payment are included in the count as long as there was an associated case reserve at some point in its life cycle. The cumulative number of reported claims for each accident year in the tables below were updated with information available as of December 31, 2023. Therefore, the claim counts presented for the more recent accident years may not be representative of the ultimate claim counts, as they are for the more mature accident years presented.

All Lines (in thousands, except for claim counts)											As of December 31, 2023
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$1,107,513	1,133,798	1,146,990	1,124,014	1,104,218	1,100,208	1,089,529	1,094,367	1,090,345	1,087,700	33,872	95,785
2015		1,114,081	1,130,513	1,144,830	1,138,313	1,119,441	1,108,860	1,103,592	1,103,543	1,105,039	38,133	95,468
2016			1,188,608	1,203,634	1,227,142	1,199,734	1,180,829	1,171,273	1,167,539	1,163,467	47,702	96,324
2017				1,270,110	1,313,372	1,313,585	1,288,526	1,268,941	1,273,039	1,287,882	63,595	100,292
2018					1,413,800	1,461,603	1,457,415	1,441,303	1,425,540	1,424,953	98,900	107,541
2019						1,483,945	1,523,041	1,526,566	1,529,859	1,523,313	169,855	104,668
2020							1,591,972	1,587,607	1,550,195	1,531,446	243,526	95,537
2021								1,784,661	1,781,054	1,774,984	438,488	99,553
2022									2,073,343	2,096,742	690,322	105,549
2023										2,337,320	1,169,504	101,414
									Total	15,332,846

All Lines (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$405,898	614,075	736,154	855,959	936,425	981,868	1,002,157	1,020,961	1,032,400	1,040,893
2015		376,641	581,203	725,385	845,868	929,222	967,857	1,000,509	1,018,023	1,032,064
2016			387,272	617,958	764,331	892,390	983,852	1,025,264	1,061,952	1,088,453
2017				433,440	678,453	829,134	954,792	1,050,258	1,116,336	1,180,346
2018					511,271	779,466	942,893	1,083,556	1,187,744	1,252,623
2019						510,091	781,462	949,996	1,109,628	1,247,100
2020							572,302	831,976	988,463	1,152,227
2021								609,889	934,965	1,134,930
2022									699,789	1,155,527
2023										843,967
									Total	11,128,130
					All outstanding liabilities before 2014, net of reinsurance					361,321
				Liabilities for loss and loss expenses, net of reinsurance						4,566,037

General Liability (in thousands, except for claim counts)											As of December 31, 2023
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$244,312	249,946	257,132	239,333	234,082	237,125	229,679	230,247	228,933	226,407	13,296	10,725
2015		254,720	245,710	246,990	233,249	219,204	214,176	211,768	210,137	213,653	16,595	10,596
2016			277,214	272,048	277,986	263,245	252,733	246,643	243,669	244,782	22,161	10,900
2017				293,747	293,128	301,384	289,883	278,607	283,379	293,448	33,861	11,426
2018					317,934	336,326	345,224	332,013	324,567	329,102	57,847	11,924
2019						347,150	356,363	358,301	366,184	362,139	98,841	11,767
2020							361,554	360,302	352,834	361,163	142,886	10,050
2021								422,748	414,279	414,204	209,078	10,916
2022									482,590	482,279	308,245	11,275
2023										541,559	453,175	9,213
									Total	3,468,736

General Liability (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$14,901	46,825	79,972	121,969	154,957	179,192	187,352	198,772	204,212	208,521
2015		14,665	39,978	78,668	116,804	144,216	157,071	173,697	179,117	186,336
2016			15,684	46,549	89,431	133,757	164,136	181,770	199,032	211,725
2017				17,366	49,470	92,355	131,980	167,002	201,948	241,879
2018					19,531	60,784	108,421	155,538	197,286	236,812
2019						18,097	58,284	100,206	160,680	213,020
2020							21,858	58,699	100,356	159,209
2021								28,069	71,664	131,157
2022									31,502	93,422
2023										30,743
									Total	1,712,824
					All outstanding liabilities before 2014, net of reinsurance					119,032
				Liabilities for loss and loss expenses, net of reinsurance						1,874,944

Workers Compensation (in thousands, except for claim counts)											As of December 31, 2023
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$199,346	187,065	182,579	172,515	164,420	160,646	159,604	161,021	158,479	156,750	15,581	10,495
2015		193,729	194,639	183,604	179,642	176,242	172,572	170,577	169,008	166,042	15,698	10,554
2016			196,774	184,946	176,248	166,009	156,540	155,210	151,961	147,732	17,164	10,587
2017				195,202	184,306	175,853	162,672	154,159	151,221	148,949	16,019	10,814
2018					193,894	193,818	181,151	173,428	167,974	163,884	20,739	11,136
2019						188,625	188,596	174,912	164,940	159,225	22,629	10,330
2020							168,643	168,594	159,229	143,384	21,785	7,551
2021								185,198	185,151	173,784	52,182	8,580
2022									207,206	207,156	70,491	8,963
2023										204,240	106,226	8,331
									Total	1,671,146

Workers Compensation (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$35,924	78,944	100,876	113,626	119,392	124,077	127,858	130,726	132,809	134,338
2015		33,857	77,320	98,195	112,601	120,097	124,046	129,019	132,235	133,272
2016			34,525	78,531	98,037	109,166	115,159	119,800	122,186	123,232
2017				40,375	82,216	100,645	110,645	116,426	120,468	123,573
2018					41,122	84,780	105,903	119,904	126,206	129,869
2019						37,826	77,878	100,812	112,649	119,875
2020							29,559	68,277	87,211	102,142
2021								32,918	76,015	96,674
2022									45,814	99,894
2023										49,253
									Total	1,112,122
					All outstanding liabilities before 2014, net of reinsurance					208,760
				Liabilities for loss and loss expenses, net of reinsurance						767,784

Commercial Automobile (in thousands, except for claim counts)											As of December 31, 2023
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$200,534	212,725	216,824	219,925	218,172	217,334	216,461	214,992	214,816	215,073	276	28,447
2015		220,994	240,958	253,074	259,495	260,565	261,386	262,054	262,766	263,115	470	30,332
2016			255,187	274,367	285,302	285,304	290,359	291,674	294,297	294,878	1,457	32,324
2017				301,274	329,389	324,291	322,197	326,461	325,654	326,832	2,984	33,627
2018					347,908	352,487	345,547	350,310	348,202	346,213	5,190	36,286
2019						385,212	398,346	404,854	407,051	410,432	16,701	36,653
2020							381,654	381,163	375,636	374,293	37,371	30,533
2021								483,831	512,673	510,825	92,709	37,184
2022									572,421	581,223	170,627	39,879
2023										633,529	308,059	36,860
									Total	3,956,413

Commercial Automobile (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$80,810	117,169	148,884	180,701	202,821	209,655	212,481	213,689	213,847	214,564
2015		91,347	132,260	175,866	211,515	238,142	249,905	255,600	257,668	260,328
2016			106,022	155,720	200,701	233,939	264,858	277,242	284,870	288,512
2017				117,287	178,823	220,422	262,349	296,600	309,810	318,047
2018					134,867	193,788	243,713	291,725	319,819	330,584
2019						149,538	221,590	283,410	331,152	376,550
2020							139,016	198,034	254,365	306,355
2021								187,200	283,411	352,383
2022									216,180	336,516
2023										237,931
									Total	3,021,770
					All outstanding liabilities before 2014, net of reinsurance					5,001
				Liabilities for loss and loss expenses, net of reinsurance						939,644

Businessowners' Policies (in thousands, except for claim counts)											As of December 31, 2023
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$55,962	60,949	62,548	59,806	58,517	58,093	57,302	57,483	57,355	57,649	(21)	4,067
2015		52,871	53,768	57,245	55,925	54,454	52,325	52,200	52,514	51,457	24	3,971
2016			52,335	53,792	54,993	53,835	53,367	53,147	53,201	52,930	280	3,857
2017				46,624	48,698	51,524	48,067	43,606	42,374	42,408	416	3,897
2018					55,024	57,202	62,427	60,393	56,625	55,586	1,169	4,264
2019						53,531	59,466	64,667	65,762	64,721	3,129	3,650
2020							71,836	73,680	73,077	73,320	2,777	5,443
2021								66,312	63,648	72,231	11,352	3,520
2022									86,194	89,025	16,496	3,750
2023										80,943	23,721	3,129
									Total	640,270

Businessowners' Policies (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$28,914	40,584	44,911	49,460	52,940	55,458	55,708	55,729	56,861	57,670
2015		24,189	36,014	42,710	46,571	49,073	49,839	50,005	51,120	51,308
2016			24,655	36,848	39,973	45,308	48,786	50,536	52,070	52,427
2017				21,865	31,337	36,950	40,359	39,940	40,845	41,217
2018					29,995	39,791	44,316	48,144	51,239	52,496
2019						27,718	41,587	46,113	52,887	60,076
2020							43,376	57,210	60,596	66,478
2021								34,412	47,436	54,651
2022									36,421	66,581
2023										45,021
									Total	547,925
					All outstanding liabilities before 2014, net of reinsurance					9,256
				Liabilities for loss and loss expenses, net of reinsurance						101,601

Commercial Property (in thousands, except for claim counts)											As of December 31, 2023
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$141,192	136,249	136,820	138,751	138,155	136,212	136,237	136,151	136,112	136,370	8	6,517
2015		110,270	109,513	111,750	111,566	112,496	112,582	112,937	112,915	112,974	8	6,407
2016			121,927	126,185	125,937	124,487	123,567	123,005	123,126	123,067	16	6,743
2017				138,773	149,106	149,044	153,664	154,119	154,942	155,408	22	6,907
2018					183,177	190,834	192,558	194,016	196,413	196,527	40	8,294
2019						173,826	177,075	179,574	180,605	180,832	88	7,315
2020							232,060	225,278	226,107	226,915	1,345	10,155
2021								246,319	239,822	237,831	859	7,983
2022									297,318	296,974	4,467	8,828
2023										341,585	53,704	7,129
									Total	2,008,483

Commercial Property (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$101,131	132,909	136,634	137,883	137,418	136,008	135,928	136,141	136,107	136,362
2015		79,048	106,182	109,829	110,994	110,969	112,117	112,410	112,391	112,568
2016			83,966	118,789	122,930	123,828	123,601	122,909	123,265	123,203
2017				99,047	142,338	148,589	152,018	153,750	154,689	155,236
2018					135,416	184,813	192,698	193,487	196,376	196,605
2019						130,891	172,768	177,825	179,538	180,179
2020							164,613	215,107	220,953	223,902
2021								161,757	227,259	235,217
2022									186,677	285,250
2023										226,872
									Total	1,875,394
					All outstanding liabilities before 2014, net of reinsurance					323
				Liabilities for loss and loss expenses, net of reinsurance						133,412

Personal Automobile (in thousands, except for claim counts)											As of December 31, 2023
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$102,250	109,325	106,757	107,452	106,821	107,104	107,106	107,566	107,543	107,390	8	22,510
2015		96,387	99,698	100,214	99,570	98,718	98,588	98,596	98,669	98,939	53	20,866
2016			92,727	98,032	100,202	101,140	99,544	99,858	100,395	100,458	113	19,827
2017				101,880	105,139	103,653	103,260	103,557	105,079	105,243	435	20,751
2018					111,594	113,569	112,030	112,418	113,647	113,037	781	22,685
2019						114,043	115,688	115,993	118,669	119,632	1,871	22,872
2020							95,625	94,532	90,179	89,027	2,537	17,548
2021								108,244	102,777	105,088	5,963	19,730
2022									121,030	133,623	16,991	21,262
2023										172,104	45,030	25,893
									Total	1,144,541

Personal Automobile (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$62,519	83,739	92,589	99,173	104,055	105,709	106,478	107,108	107,325	107,381
2015		58,725	76,470	87,163	92,102	95,997	97,275	97,761	97,920	98,483
2016			57,961	76,823	86,752	94,372	98,080	98,977	99,656	100,315
2017				62,854	82,730	91,479	97,628	100,521	103,556	104,114
2018					69,721	89,628	99,982	107,026	109,644	110,894
2019						69,699	92,162	102,930	109,844	115,919
2020							53,407	68,691	76,710	83,137
2021								65,325	84,743	94,480
2022									75,994	107,778
2023										102,642
									Total	1,025,143
					All outstanding liabilities before 2014, net of reinsurance					6,542
				Liabilities for loss and loss expenses, net of reinsurance						125,940

Homeowners (in thousands, except for claim counts)											As of December 31, 2023
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$80,111	82,461	83,637	83,844	83,539	83,824	83,525	83,830	83,819	83,796	37	8,776
2015		76,637	76,400	76,559	74,723	74,978	74,673	74,682	74,237	74,265	44	7,754
2016			60,105	60,931	62,391	61,723	61,735	60,855	60,841	60,453	45	6,896
2017				59,167	67,978	70,365	70,064	68,938	68,902	68,919	463	7,391
2018					62,961	68,526	69,832	68,931	68,416	68,581	757	7,609
2019						64,306	72,772	73,816	73,070	72,856	1,061	7,010
2020							109,033	112,523	113,804	112,590	1,345	9,835
2021								82,425	83,295	84,189	3,612	6,919
2022									93,826	100,389	5,017	6,869
2023										137,029	24,058	7,051
									Total	863,067

Homeowners (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$61,561	76,007	79,751	81,664	82,583	82,836	82,831	83,321	83,782	83,782
2015		52,589	70,078	72,202	72,927	74,079	74,052	74,096	74,108	74,108
2016			42,252	57,333	59,546	60,082	61,187	60,449	60,474	60,480
2017				45,466	63,290	67,193	67,767	68,078	68,282	68,454
2018					49,430	64,137	65,348	66,634	67,739	67,726
2019						49,680	67,631	69,911	70,880	71,603
2020							83,838	105,690	109,145	110,578
2021								59,054	77,018	79,399
2022									68,832	91,788
2023										101,952
									Total	809,870
					All outstanding liabilities before 2014, net of reinsurance					5,137
				Liabilities for loss and loss expenses, net of reinsurance						58,334

E&S Casualty Lines (in thousands, except for claim counts)											As of December 31, 2023
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year			Unaudited								IBNR	Cumulative Number of Reported Claims
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$55,316	63,505	69,929	71,719	71,206	71,153	70,846	74,270	74,538	75,436	4,631	1,888
2015		75,498	76,432	82,404	90,488	90,355	90,126	87,662	90,263	91,424	5,159	2,899
2016			94,451	96,416	104,655	105,120	104,730	102,476	101,873	101,105	6,299	3,015
2017				91,438	95,783	99,866	99,395	99,960	102,045	106,663	9,143	2,866
2018					98,324	103,004	103,184	104,983	105,756	106,490	12,001	2,843
2019						117,087	118,298	117,736	117,113	114,802	23,476	2,752
2020							103,872	103,137	95,832	91,077	30,090	1,891
2021								128,099	125,436	120,191	60,356	1,991
2022									146,999	145,918	96,255	1,944
2023										157,260	137,488	1,242
									Total	1,110,366

E&S Casualty Lines (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year			Unaudited
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$2,353	12,234	25,571	43,877	53,780	60,092	64,698	66,661	68,648	69,498
2015		3,036	13,057	29,389	50,712	64,529	71,421	75,844	81,396	83,587
2016			3,720	16,195	33,950	56,581	69,448	75,004	81,932	90,665
2017				5,057	14,672	34,179	53,238	68,266	77,090	88,294
2018					5,509	21,337	39,174	57,962	73,605	82,549
2019						4,422	17,812	35,844	57,701	73,779
2020							3,695	13,064	27,861	46,349
2021								4,326	15,835	37,213
2022									4,198	21,618
2023										4,887
									Total	598,439
					All outstanding liabilities before 2014, net of reinsurance					6,061
					Liabilities for loss and loss expenses, net of reinsurance					517,988

(e) The reconciliation of the net incurred and paid claims development tables to the liability for loss and loss expenses in the Consolidated Balance Sheet is as follows:

(in thousands)	December 31, 2023
Net outstanding liabilities:
Standard Commercial Lines
General liability	$1,874,944
Workers compensation	767,784
Commercial automobile	939,644
Businessowners' policies	101,601
Commercial property	133,412
Other Standard Commercial Lines	18,637
Total Standard Commercial Lines net outstanding liabilities	3,836,022

Standard Personal Lines
Personal automobile	125,940
Homeowners	58,334
Other Standard Personal Lines	14,178
Total Standard Personal Lines net outstanding liabilities	198,452

E&S Lines
Casualty lines	517,988
Property lines	13,575
Total E&S Lines net outstanding liabilities	531,563

Total liabilities for unpaid loss and loss expenses, net of reinsurance	4,566,037

Reinsurance recoverable on unpaid claims:
Standard Commercial Lines
General liability	255,493
Workers compensation	203,982
Commercial automobile	15,683
Businessowners' policies	5,252
Commercial property	39,152
Other Standard Commercial Lines	10,241
Total Standard Commercial Lines reinsurance recoverable on unpaid loss	529,803

Standard Personal Lines
Personal automobile	38,273
Homeowners	1,647
Other Standard Personal Lines	32,736
Total Standard Personal Lines reinsurance recoverable on unpaid loss	72,656

E&S Lines
Casualty lines	15,686
Property lines	456
Total E&S Lines reinsurance recoverable on unpaid loss	16,142

Total reinsurance recoverable on unpaid loss	618,601

Unallocated loss expenses	152,273

Total gross liability for unpaid loss and loss expenses	$5,336,911

(f) The table below reflects the historical average annual percentage payout of incurred claims by age. For example, the general liability line of business averages payout of 6.2% of its ultimate losses in the first year, 11.9% in the second year, and so forth. The following is supplementary information about average historical claims duration as of December 31, 2023:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
General liability	6.2%	11.9	14.4	16.6	14.0	10.4	8.4	4.1	2.7	3.4
Workers compensation	22.8	26.7	13.2	9.2	4.2	2.9	2.2	0.9	0.3	3.2
Commercial automobile	36.8	17.5	14.2	13.0	10.0	3.8	2.1	0.9	0.8	0.6
Businessowners’ policies	49.5	21.4	8.2	8.9	5.1	2.8	1.5	0.7	0.4	0.2
Commercial property	68.8	26.3	3.1	1.0	0.5	0.1	0.1	0.1	0.1	0.1
Personal automobile	59.4	19.0	8.9	5.9	3.7	1.5	0.7	0.5	0.2	0.1
Homeowners	70.7	22.0	3.6	1.6	1.2	0.3	0.2	0.1	0.1	0.1
E&S Lines - casualty	3.8	11.6	17.3	20.9	14.4	8.4	6.8	5.9	2.2	0.9

Note 11. Indebtedness
The table below provides a summary of our outstanding debt at December 31, 2023, and 2022:

Outstanding Debt					2023		Carry Value
	Issuance Date	Maturity Date	Interest Rate	Original Amount	Unamortized Issuance Costs	Debt Discount	December 31, 2023	December 31, 2022
($ in thousands)
Description
Long term
(1) Senior Notes	3/1/2019	3/1/2049	5.375%	300,000	$2,363	5,478	292,159	291,881
(2) FHLBI	12/16/2016	12/16/2026	3.03%	60,000	—	—	60,000	60,000
(3) Senior Notes	11/3/2005	11/1/2035	6.70%	100,000	227	434	99,339	99,286
(4) Senior Notes	11/16/2004	11/15/2034	7.25%	50,000	114	74	49,812	49,791

Finance lease obligations							2,636	3,718
Total long-term debt					$2,704	5,986	503,946	504,676

On November 7, 2022, the Parent entered into a Credit Agreement with the lenders named therein (the “Lenders”) and Wells Fargo Bank, National Association, as Administrative Agent (the “Line of Credit”). Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility that can be increased to $125 million with the Lenders' consent. No borrowings were made under the Line of Credit in 2023 or 2022. The Line of Credit will mature on November 7, 2025, and has a variable interest rate based on the Parent’s debt ratings. This agreement replaced a prior $50 million revolving credit facility that the Parent terminated on November 7, 2022 in conjunction with entering into the Line of Credit. No borrowings were made under this credit agreement in 2022 prior to its termination.

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

The table below outlines information regarding certain covenants in the Line of Credit:

	Required as of		Actual as of
	December 31, 2023		December 31, 2023
Consolidated net worth[1]	Not less than	$2.2 billion	$3.3 billion
Debt to total capitalization ratio[1]	Not to exceed	35%	13.2%
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

Short-term Debt Activity
(1) On April 6, 2023, SICA borrowed $20 million from the FHLBNY at an interest rate of 5.00% that was repaid on May 8, 2023. These funds were used for general corporate purposes.

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

(2) In the first quarter of 2009, Selective Insurance Company of South Carolina ("SICSC") and Selective Insurance Company of the Southeast ("SICSE"), which are collectively referred to as the "Indiana Subsidiaries" as they are domiciled in Indiana, joined, and invested in, the FHLBI, which provides them with access to additional liquidity. The Indiana Subsidiaries’ aggregate investment in the FHLBI was $5.2 million at both December 31, 2023 and December 31, 2022. Our investment provides us the ability to borrow approximately 20 times the total amount of the FHLBI common stock purchased with additional collateral, at comparatively low borrowing rates. The proceeds from the FHLBI borrowing on December 16, 2016 of $60 million were used to repay a $45 million borrowing from the FHLBI that was outstanding at the time, with the remaining $15 million used for general corporate purposes. All borrowings from the FHLBI require security. There are no financial debt covenants to which we are required to comply in regards to these borrowings. For information on investments that are pledged as collateral for these borrowings, see Note 5. "Investments" above.

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

Note 12. Segment Information
We evaluate the results of our four reportable segments as follows:

•Our Standard Commercial Lines, Standard Personal Lines, and E&S Lines are evaluated on (i) before and after-tax underwriting results (net premiums earned, incurred loss and loss expense, policyholders dividends, policy acquisition costs, and other underwriting expenses), (ii) their return on equity ("ROE") contribution, and (iii) their combined ratios.

•Our Investments segment is primarily evaluated on after-tax net investment income and its ROE contribution. After-tax net realized and unrealized gains and losses are also included in our Investment segment results.

In computing each segment's results, we do not make adjustments for interest expense or corporate expenses. No segment has a separate investment portfolio or allocated assets.

Our combined insurance operations are subject to certain geographic concentrations, particularly in the Eastern region of the country. In 2023, approximately 35% of NPW were related to insurance policies written in New Jersey (16%), Pennsylvania (10%), and New York (9%). We also had a goodwill balance of $7.8 million at both December 31, 2023, and 2022, on our

Consolidated Balance Sheets that relates to our Standard Commercial Lines reporting unit.

The following summaries present revenues (net investment income and net realized and unrealized gains and losses on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Years ended December 31,
($ in thousands)	2023	2022	2021
Standard Commercial Lines:
Net premiums earned:
General liability	$1,020,362	902,428	807,158
Commercial automobile	916,140	812,306	724,398
Commercial property	586,267	495,647	436,412
Workers compensation	333,669	335,955	306,428
Businessowners’ policies	140,547	124,474	110,622
Bonds	46,215	43,354	35,762
Other	28,584	25,655	23,105
Miscellaneous income	17,168	9,519	16,056
Total Standard Commercial Lines revenue	3,088,952	2,749,338	2,459,941
Standard Personal Lines:
Net premiums earned:
Personal automobile	200,027	162,899	163,007
Homeowners	154,828	128,222	122,526
Other	10,358	8,284	8,026
Miscellaneous income	2,201	1,816	1,667
Total Standard Personal Lines revenue	367,414	301,221	295,226
E&S Lines:
Net premiums earned:
Casualty lines	261,144	233,086	197,779
Property lines	129,465	101,070	82,030
Miscellaneous income	33	—	—
Total E&S Lines revenue	390,642	334,156	279,809
Investments:
Net investment income	388,650	288,155	326,589
Net realized and unrealized investment gains (losses)	(3,552)	(114,808)	17,599
Total Investments revenues	385,098	173,347	344,188
Total revenues	$4,232,106	3,558,062	3,379,164

Income Before and After Federal Income Tax	Years ended December 31,
($ in thousands)	2023	2022	2021
Standard Commercial Lines:
Underwriting income (loss), before federal income tax	$157,306	143,696	198,596
Underwriting income (loss), after federal income tax	124,272	113,520	156,891
Combined ratio	94.9%	94.8%	91.9%
ROE contribution	5.0%	4.6	5.9

Standard Personal Lines:
Underwriting income (loss), before federal income tax	(79,263)	(7,193)	3,966
Underwriting income (loss), after federal income tax	(62,618)	(5,682)	3,133
Combined ratio	121.7%	102.4%	98.6%
ROE contribution	(2.5)%	(0.2)	0.1

E&S Lines:
Underwriting income (loss), before federal income tax	54,756	30,299	16,030
Underwriting income (loss), after federal income tax	43,257	23,936	12,664
Combined ratio	86.0%	90.9%	94.3%
ROE contribution	1.7%	1.0%	0.5

Investments:
Net investment income earned	$388,650	288,155	326,589
Net realized and unrealized investment gains (losses)	(3,552)	(114,808)	17,599
Total investment segment income, before federal income tax	385,098	173,347	344,188
Tax on investment segment income	78,369	31,846	67,284
Total investment segment income, after federal income tax	$306,729	141,501	276,904
ROE contribution of after-tax net investment income earned	12.4%	9.4	9.9

Reconciliation of Segment Results to Income Before Federal Income Tax	Years ended December 31,
($ in thousands)	2023	2022	2021
Underwriting income (loss)
Standard Commercial Lines	$157,306	143,696	198,596
Standard Personal Lines	(79,263)	(7,193)	3,966
E&S Lines	54,756	30,299	16,030
Investment income	385,098	173,347	344,188
Total all segments	$517,897	340,149	562,780
Interest expense	(28,799)	(28,847)	(29,165)
Corporate expenses	(30,686)	(31,116)	(28,305)
Income, before federal income tax	$458,412	280,186	505,310
Preferred stock dividends	(9,200)	(9,200)	(9,353)
Income available to common stockholders, before federal income tax	$449,212	$270,986	$495,957

Note 13. Earnings per Share
The following table presents the calculations of earnings per common share ("EPS") on a basic and diluted basis:

($ in thousands, except per share amounts)	2023	2022	2021
Net income available to common stockholders:	$356,038	215,686	394,484

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	60,631	60,407	60,183
Effect of dilutive securities - stock compensation plans	338	468	484
Weighted average common shares outstanding - diluted	60,969	60,875	60,667

EPS:
Basic	$5.87	3.57	6.55
Diluted	5.84	3.54	6.50

Note 14. Federal Income Taxes
(a) A reconciliation of federal income tax on income at the corporate rate (21.0%) to the effective tax rate is as follows:

($ in thousands)	2023	2022	2021
Tax at statutory rate	$96,267	58,839	106,115
Tax-advantaged interest	(2,229)	(4,087)	(4,514)
Dividends received deduction	(273)	(469)	(558)
Executive compensation	1,989	1,848	2,469
Stock-based compensation	(1,804)	(893)	(693)
Other	(776)	62	(1,346)
Federal income tax expense	93,174	55,300	101,473
Income before federal income tax, less preferred stock dividends	449,212	270,986	495,957
Effective tax rate	20.7%	20.4%	20.5%

(b) The tax effects of the significant temporary differences that gave rise to deferred tax assets and liabilities were as follows:

($ in thousands)	2023	2022
Deferred tax assets:
Net loss reserve discounting	$73,175	65,907
Net unearned premiums	89,413	76,513
Employee benefits	13,777	7,064
Long-term incentive compensation	6,736	6,384
Unrealized losses on fixed income securities	74,183	110,857
Temporary investment write-downs	7,560	12,480
Other	8,080	9,824
Total deferred tax assets	272,924	289,029
Deferred tax liabilities:
Deferred policy acquisition costs	89,221	77,411
Other investment-related items, net	33,309	26,713
Accelerated depreciation and amortization	10,157	12,172
Total deferred tax liabilities	132,687	116,296
Net deferred federal income tax assets (liabilities)	$140,237	172,733

After considering all evidence, both positive and negative, with respect to our federal tax loss carryback availability, expected levels of pre-tax financial statement income, federal taxable income, liquidity, and prudent and reasonable tax planning strategies, we believe it is more likely than not that the existing deductible temporary differences will reverse during periods in which we generate net federal taxable income or have adequate federal carryback availability. As a result, we had no valuation allowance recognized for federal deferred tax assets at December 31, 2023, or 2022. We did not have unrecognized tax expense or benefit as of December 31, 2023.

We have analyzed our tax positions in all open tax years, which as of December 31, 2023 were 2020 through 2023. We believe our tax positions will more likely than not be sustained upon examination, including related appeals or litigation. In the event we had a tax position that did not meet the more likely than not criteria, any tax, interest, and penalties incurred related to such a position would be reflected in "Total federal income tax expense" on our Consolidated Statements of Income.

Note 15. Retirement Plans
(a) Selective Insurance Retirement Savings Plan (“Retirement Savings Plan”) and Selective Insurance Company of America Deferred Compensation Plan ("Deferred Compensation Plan")

SICA offers a voluntary defined contribution 401(k) plan that is available to most of our employees and is a tax-qualified retirement plan subject to ERISA.  In addition, SICA offers a Deferred Compensation Plan to a group of management or highly compensated employees as a method of recognizing and retaining such employees. Expenses recorded for these plans were $21.5 million in 2023, $19.8 million in 2022, and $19.2 million in 2021.

(b) Retirement Income Plan
SICA maintains a defined benefit pension plan, the Retirement Income Plan for Selective Insurance Company of America (the "Pension Plan"). This qualified, noncontributory plan is closed to new entrants, and existing participants ceased accruing benefits after March 31, 2016.

The following tables provide details on the Pension Plan for 2023 and 2022:

December 31,	Pension Plan
($ in thousands)	2023	2022
Change in Benefit Obligation:
Benefit obligation, beginning of year	$311,945	407,758
Interest cost	15,465	9,944
Actuarial gains	12,890	(91,653)
Benefits paid	(14,824)	(14,104)
Benefit obligation, end of year	$325,476	311,945

Change in Fair Value of Assets:
Fair value of assets, beginning of year	$342,974	450,305
Actual return on plan assets, net of expenses	16,982	(93,227)
Benefits paid	(14,824)	(14,104)
Fair value of assets, end of year	$345,132	342,974

Funded status	$19,656	31,029

Amounts Recognized in the Consolidated Balance Sheet:
Net pension assets, end of year	$19,656	31,029

Amounts Recognized in AOCI:
Net actuarial loss	$116,558	100,561

Other Information as of December 31:
Accumulated benefit obligation	$325,476	311,945

Weighted-Average Liability Assumptions as of December 31:
Discount rate	5.02%	5.21

When determining the most appropriate discount rate to be used in the valuation at December 31, 2023, we consider, among other factors, our expected payout patterns of the Pension Plan's obligations as well as our investment strategy. We ultimately select the rate that we believe best represents our estimate of the inherent interest rate at which our pension benefits can be effectively settled. The approach we utilize discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. Our discount rate decreased 19 basis points, to 5.02% as of December 31, 2023, from 5.21% as of December 31, 2022, which drove the increase in the benefit obligation for the period.

	Pension Plan
($ in thousands)	2023	2022	2021
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income:

Net Periodic Benefit Cost (Benefit):
Interest cost	$15,465	9,944	8,593
Expected return on plan assets	(23,091)	(22,147)	(22,976)
Amortization of unrecognized actuarial loss	3,001	1,465	2,501
Total net periodic pension cost (benefit)[1]	$(4,625)	(10,738)	(11,882)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial loss (gain)	$18,998	23,722	(20,609)
Reversal of amortization of net actuarial loss	(3,001)	(1,465)	(2,501)
Total recognized in other comprehensive income	$15,997	22,257	(23,110)

Total recognized in net periodic benefit cost and other comprehensive income	$11,372	11,519	(34,992)
1The components of net periodic pension cost (benefit) are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	2023	2022	2021
Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	5.21%	2.98%	2.68%
Interest rate	5.09%	2.48%	2.06%
Expected return on plan assets	6.90	5.00	5.40

Pension Plan Assets
Assets of the Pension Plan are invested to adequately support the liability associated with the Pension Plan's defined benefit obligation. Our return objective is to exceed the returns of the plan's policy benchmark, which is the return the plan would have earned if the assets were invested according to the target asset class weightings and earned index returns shown below. In 2024, we will continue to phase in adjustments to the asset allocation to steadily increase the asset-liability interest rate hedge ratio, provided certain improved funding targets are achieved. Over time, the target and actual asset allocations may change based on the funded status of the Pension Plan and market return expectations.

The Pension Plan’s target ranges, as well as the actual weighted average asset allocation by strategy, at December 31 were as follows:

	2023			2022
	Target Percentage		Actual Percentage	Actual Percentage
	Minimum	Maximum
Return seeking assets[1]	28%	58%	52%	71%
Liability hedging assets	42%	72%	45%	27%
Short-term investments	-	-	3%	2%
Total			100%	100%
1Includes limited partnerships.

The use of derivative instruments is permitted under certain circumstances for the Pension Plan portfolio, but may not be used for unrelated speculative purposes or to create exposures that are not permitted in the Pension Plan's investment guidelines. We currently invest in a U.S. Treasury overlay derivative strategy, within the funds in our liability hedging assets, to manage the interest rate duration mismatch between the assets and liabilities of the Pension Plan to help insulate the funded status of the plan. Considering the impact of this derivative overlay, the liability hedging assets provide for an approximate 90% hedge against the projected benefit obligation.

The Pension Plan had no investments in the Parent’s common stock as of December 31, 2023, or 2022. For information regarding investments in funds of our related parties, refer to Note 18. "Related Party Transactions" below.

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

For discussion regarding the levels within the fair value hierarchy, see Note 2. "Summary of Significant Accounting Policies." In addition, refer to Note 5. "Investments" for discussion regarding the private equity, venture capital, and real asset limited partnership investment strategies as these investments are part of the Pension Plan's investment portfolio.

The following tables provide quantitative disclosures of the Pension Plan’s invested assets that are measured at fair value on a recurring basis:

December 31, 2023		Fair Value Measurements at 12/31/23 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/2023	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Return seeking assets:
Equities:
Global equity	$39,038	39,038	—	—
Diversified credit	42,630	42,630	—	—
Real assets	59,603	59,603	—	—
Liquid diversifiers[1]	40,095	40,095	—	—
Total equities	181,366	181,366	—	—
Limited partnerships (at net asset value)[2]:
Real assets	27	—	—	—
Private equity	311	—	—	—
Total limited partnerships	338	—	—	—
Total return seeking assets	181,704	181,366	—	—

Liability hedging assets:
Fixed income	79,632	79,632	—	—
U.S. Treasury overlay	75,198	75,198	—	—
Total liability hedging assets	154,830	154,830	—	—

Cash and short-term investments:
Short-term investments	9,015	9,015	—	—
Deposit administration contracts	2,391	—	2,391	—
Total cash and short-term investments	11,406	9,015	2,391	—

Total invested assets	$347,940	345,211	2,391	—

December 31, 2022		Fair Value Measurements at 12/31/22 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/2022	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Return seeking assets:
Equities:
Global equity	$63,852	63,852	—	—
Diversified credit	58,761	58,761	—	—
Real assets	95,396	95,396	—	—
Liquid diversifiers[1]	23,978	23,978	—	—
Total equities	241,987	241,987	—	—
Limited partnerships (at net asset value)[2]:
Real assets	27	—	—	—
Private equity	331	—	—	—
Total limited partnerships	358	—	—	—
Total return seeking assets	242,345	241,987	—	—

Liability hedging assets:
Fixed income	35,378	35,378	—	—
U.S. Treasury overlay	56,255	56,255	—	—
Total liability hedging assets	91,633	91,633	—	—

Cash and short-term investments:
Short-term investments	5,108	5,108	—	—
Deposit administration contracts	2,740	—	2,740	—
Total cash and short-term investments	7,848	5,108	2,740	—

Total invested assets	$341,826	338,728	2,740	—
1 Liquid diversifiers are investments that unbundle return drivers from hedge funds, providing investors access to liquid, diversifying returns.
2These investments were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total Pension Plan invested assets.

Contributions
We presently do not anticipate contributing to the Pension Plan in 2024, as we have no minimum required contribution amounts.

Benefit Payments

($ in thousands)	Pension Plan
Benefits Expected to be Paid in Future
Fiscal Years:
2024	$17,750
2025	17,854
2026	18,930
2027	19,922
2028	20,846
2029-2033	113,137

Note 16. Share-Based Payments

Active Plans
As of December 31, 2023, the following four plans were available for the issuance of share-based payment awards:
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
Agent Plan
Approved by stockholders on April 26, 2006.
Most recently amended and restated plan was approved effective November 1, 2020 by the Salary and Employee Benefits Committee (now known as the Compensation and Human Capital Committee) of the Parent's Board on October 26, 2020.

The types of awards that can be issued under each of these plans are as follows:

Plan	Types of Share-Based Payments Issued
Stock Plan	Qualified and nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), stock grants, and other awards valued in whole or in part by reference to the Parent's common stock. The maximum exercise period for an option grant under this plan is 10 years from the date of the grant. Dividend equivalent units ("DEUs") are earned during the vesting period on RSU grants. The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date. The requisite service period for grants to employees under this plan is the lesser of: (i) the stated vested date, which is typically three years from issuance; or (ii) the date the employee becomes eligible to retire.
Cash Plan	Cash incentive units (“CIUs”). The initial dollar value of each CIU will be adjusted to reflect the percentage increase or decrease in the total shareholder return on the Parent's common stock over a specified performance period. In addition, for certain grants, the number of CIUs granted will be increased or decreased to reflect our performance on specified performance indicators compared to targeted peer companies. The requisite service period for grants under this plan is the lesser of: (i) the stated vested date, which is typically three years from issuance; or (ii) the date the employee becomes eligible to retire.
ESPP	Enables employees to purchase shares of the Parent’s common stock. The purchase price is the lower of: (i) 85% of the closing market price at the time the option is granted; or (ii) 85% of the closing price at the time the option is exercised. Shares are generally issued on June 30 and December 31 of each year.
Agent Plan	Quarterly offerings to purchase the Parent's common stock at a 10% discount with a one-year restricted period during which the shares purchased cannot be sold or transferred. Only our independent retail insurance agencies and wholesale general agencies, and certain eligible persons associated with the agencies, are eligible to participate in this plan.

Shares authorized and available for issuance as of December 31, 2023 were as follows:

	Authorized	Available for Issuance	Awards Outstanding
Stock Plan	4,750,000	2,318,832	572,249
ESPP	5,500,000	1,049,788	—
Agent Plan	3,000,000	1,508,712	—

Retired Plans
The following plans are closed for the issuance of new awards as of December 31, 2023, although awards outstanding continue in effect according to the terms of the applicable award agreements:

Plan	Types of Share-Based Payments Issued	Reserve Shares	Awards Outstanding[1]
2005 Omnibus Stock Plan ("2005 Stock Plan")	Qualified and nonqualified stock options, SARs, restricted stock, RSUs, phantom stock, stock bonuses, and other awards in such amounts and with such terms and conditions as it determined, subject to the provisions of the 2005 Stock Plan. The maximum exercise period for an option grant under this plan is 10 years from the date of the grant. DEUs are earned during the vesting period on RSU grants. The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date.	1,951,538	26,138
Parent's Stock Compensation Plan for Non-employee Directors	Directors could elect to receive a portion of their annual compensation in shares of the Parent's common stock.	37,412	37,412
1Awards outstanding under the 2005 Stock Plan represent shares deferred by our non-employee directors.

RSU Transactions
A summary of the RSU transactions under our share-based payment plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSU awards at December 31, 2022	637,062	$68.84
Granted 2023	191,867	99.55
Vested 2023	(230,383)	68.54
Forfeited 2023	(47,325)	76.19
Unvested RSU awards at December 31, 2023	551,221	$79.23

As of December 31, 2023, total unrecognized compensation expense related to unvested RSU awards granted under our Stock Plan was $10.6 million. That expense is expected to be recognized over a weighted-average period of 1.6 years. The total intrinsic value of RSUs vested was $23.3 million for 2023, $18.1 million for 2022, and $17.2 million for 2021. In connection with vested RSUs, the total value of the DEUs that vested was $0.9 million in 2023, $0.7 million in 2022, and $0.6 million in 2021.

CIU Transactions
The liability recorded in connection with our Cash Plan was $10.5 million as of December 31, 2023, and $11.1 million as of December 31, 2022. The remaining cost associated with the CIUs is expected to be recognized over a weighted average period of 0.8 years. The CIU payments made in connection with the CIU vestings were $3.0 million in 2023, $2.9 million in 2022, and $2.2 million in 2021.

ESPP and Agent Plan Transactions
A summary of ESPP and Agent Plan share issuances is as follows:

	2023	2022	2021
ESPP Issuances	67,075	67,986	72,239
Agent Plan Issuances	42,786	56,736	50,999

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

	ESPP
	2023	2022	2021
Risk-free interest rate	5.14%	1.42	0.07
Expected term	6 months	6 months	6 months
Dividend yield	1.3%	1.3	1.4
Expected volatility	26%	21	28

The weighted-average fair value per share of options and stock, including RSUs granted under the Parent's stock plans, during 2023, 2022, and 2021 was as follows:

	2023	2022	2021
RSUs	$99.55	76.09	64.03
ESPP:
Six month option	6.67	4.43	4.69
Discount of grant date market value	13.91	12.61	10.98
Total ESPP	20.58	17.04	15.67
Agent Plan:
Discount of grant date market value	9.99	8.28	7.57

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

Expense Recognition
The following table provides share-based compensation expense in 2023, 2022, and 2021:

($ in millions)	2023	2022	2021
Share-based compensation expense, pre-tax	$23.0	23.6	22.3
Income tax benefit, including the benefit related to stock grants that vested during the year	(6.4)	(5.6)	(5.1)
Share-based compensation expense, after-tax	$16.6	18.0	17.2

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

Share Repurchase Program
On December 2, 2020, we announced that our Board authorized a $100 million share repurchase program, with no set expiration or termination date. Our repurchase program does not obligate us to acquire any particular amount of our common stock. Management will determine the timing and amount of any share repurchases under the authorization at its discretion based on market conditions and other considerations. We had no common stock share repurchases in 2023. For the year ended December 31, 2022, 165,159 shares were repurchased under the share repurchase program at a total cost of $12.4 million, including commissions. We had $84.2 million of remaining capacity under our share repurchase program as of both December 31, 2023, and 2022.

Note 18. Related Party Transactions
William M. Rue, a former Director of the Parent, is Chairman of, and owns more than 10% of the equity of Rue Holding Company, which owns 100% of Chas. E. Rue & Son, Inc., t/a Rue Insurance, a general independent retail insurance agency ("Rue Insurance"). Rue Insurance is an appointed distribution partner of the Insurance Subsidiaries on terms and conditions similar to those of our other distribution partners, which includes the right to participate in the Agent Plan. Mr. Rue’s son is President, and an employee, of Rue Insurance, and owns more than 10% of the equity of Rue Holding Company. Mr. Rue’s daughter is an employee of Rue Insurance and owns less than 10% of the equity of Rue Holding Company. Our relationship with Rue Insurance has existed since 1928. Mr. Rue retired from the Parent's Board in May 2023.

Rue Insurance placed insurance policies with the Insurance Subsidiaries for its customers and itself. Direct premiums written associated with these policies were $15.7 million in 2023, $14.3 million in 2022, and $12.8 million in 2021. In return, the Insurance Subsidiaries paid standard market commissions, including supplemental commissions, to Rue Insurance of $2.9 million in 2023, $2.7 million in 2022, and $2.0 million in 2021. Amounts due to Rue Insurance at December 31, 2023 and December 31, 2022 were $0.7 million and $0.7 million, respectively. All contracts and transactions with Rue Insurance were consummated in the ordinary course of business on an arm's-length basis.

In 2005, we established a private foundation, now named The Selective Insurance Group Foundation (the "Foundation"), under Section 501(c)(3) of the Internal Revenue Code. The Board of the Foundation is comprised of some of the officers of the Parent and the Insurance Subsidiaries. We did not make any contributions to the Foundation in 2023. We contributed $0.3 million in 2022 and $1.3 million in 2021.

BlackRock, Inc., a leading publicly-traded investment management firm (“BlackRock”), has purchased our common shares in the ordinary course of its investment business and has previously filed Schedules 13G/A with the SEC. On January 23, 2024, BlackRock filed a Schedule 13G/A reporting beneficial ownership as of December 31, 2023, of 12.8% of our common stock. In connection with purchasing our common shares, BlackRock filed the necessary filings with insurance regulatory authorities. On the basis of those filings, BlackRock is deemed not to be a controlling person for the purposes of applicable insurance law.

We are required to disclose related party information for our transactions with BlackRock. BlackRock is highly regulated, serves its clients as a fiduciary, and has a diverse platform of active (alpha) and index (beta) investment strategies across asset classes that enables it to tailor investment outcomes and asset allocation solutions for clients. BlackRock also offers the BlackRock Solutions® investment and risk management technology platform, Aladdin®, risk analytics, advisory, and technology services and solutions to a broad base of institutional and wealth management investors. We incurred expenses related to BlackRock for services rendered of $2.1 million in 2023, $1.8 million in 2022, and $1.8 million in 2021. Amounts payable for such services were $0.6 million at December 31, 2023, $0.8 million at December 31, 2022, and $0.5 million at December 31, 2021.

As part of our overall investment diversification, we invest in various BlackRock funds from time to time. These funds accounted for less than 1% of our invested assets at December 31, 2023 and December 31, 2022, and are predominately reflected in "Fixed income securities" on our Consolidated Balance Sheet. During 2023, with regard to BlackRock funds, we (i) purchased $7.9 million in securities, (ii) sold $2.8 million, (iii) recognized net realized and unrealized gains of $1.7 million, and (iv) recorded $2.5 million in income. During 2022, we (i) purchased $18.5 million in securities, (ii) sold $32.3 million, (iii) recognized net realized and unrealized losses of $6.9 million, and (iv) recorded $1.8 million in income. During 2021, we (i) purchased $16.5 million in securities, (ii) sold $32.5 million, (iii) recognized net realized and unrealized losses of $0.6 million, and (iv) recorded $0.9 million in income. There were no amounts payable on the settlement of these investment transactions at December 31, 2023 and December 31, 2022.

Our Pension Plan's investment portfolio contained investments in BlackRock funds of $114.2 million at December 31, 2023 and $120.1 million at December 31, 2022. During 2023, with regard to BlackRock funds, the Pension Plan (i) purchased $19.9 million in securities, (ii) sold $35.1 million, and (iii) recorded net investment income of $9.3 million. During 2022, with regard to BlackRock funds, the Pension Plan (i) purchased $56.4 million in securities, (ii) sold $65.7 million, and (iii) recorded net investment losses of $80.5 million. During 2021, with regard to BlackRock funds, the Pension Plan (i) purchased $18.0 million in securities, (ii) sold $18.1 million, and (iii) recorded net investment income of $18.2 million. In addition, our Deferred Compensation Plan and Retirement Savings Plan may offer our employees the option to invest in various BlackRock funds. All contracts and transactions with BlackRock were consummated in the ordinary course of business on an arm's-length basis.

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

As part of our overall investment diversification, we may invest in various Vanguard funds from time to time. These funds accounted for less than 1% of our invested assets at December 31, 2023 and December 31, 2022, and are predominately reflected in "Equity securities" on our Consolidated Balance Sheet. During 2023, with regard to Vanguard funds, we (i) purchased $0.5 million in securities, (ii) sold $32.9 million, (iii) recognized net realized and unrealized gains of $0.1 million, and (iv) recorded $0.7 million in income. During 2022, we (i) purchased $3.5 million in securities, (ii) sold $125.2 million, (iii) recognized net realized and unrealized losses of $10.4 million, and (iv) recorded $4.7 million in income. During 2021, we (i) purchased $19.3 million in securities, (ii) sold $23.6 million, (iii) recognized net realized and unrealized gains of $17.7 million, and (iv) recorded $7.5 million in income. There were no amounts payable on the settlement of these investment transactions at December 31, 2023 and December 31, 2022.

Our Deferred Compensation Plan offers our employees investment options based on the notional value of various Vanguard funds. Our Retirement Savings Plan offers our employees the option to invest in a Vanguard fund. All transactions with Vanguard are consummated in the ordinary course of business on an arm’s-length basis.

NOTE 19. Leases
We have various operating leases for office space, equipment, and fleet vehicles. In addition, we have various finance leases for computer hardware. Such lease agreements, which expire at various dates through 2032, are generally renewed or replaced by similar leases.

The components of lease expense for the years ended December 31, 2023, and 2022, were as follows:

($ in thousands)	2023	2022
Operating lease cost, included in Other insurance expenses on the Consolidated Statements of Income	$7,409	8,148
Finance lease cost:
Amortization of assets, included in Other insurance expenses on the Consolidated Statements of Income	2,692	2,440
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Income	66	46
Total finance lease cost	2,758	2,486

Variable lease cost, included in Other insurance expenses on the Consolidated Statements of Income	996	1,384

Short-term lease cost, included in Other insurance expenses on the Consolidated Statements of Income	$411	166

The following table provides supplemental information regarding our operating and finance leases.

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term
Operating leases	7	8	years
Finance leases	2	2
Weighted-average discount rate
Operating leases	2.8	2.6%
Finance leases	3.5	1.2

Operating and finance lease asset and liability balances are included within the following line items on the Consolidated Balance Sheets:

($ in thousands)	December 31, 2023	December 31, 2022
Operating leases
Other assets	$41,256	42,403
Other liabilities	43,675	44,505
Finance leases
Property and equipment - at cost, net of accumulated depreciation and amortization	2,605	3,713
Long-term debt	$2,636	3,718

The maturities of our lease liabilities at December 31, 2023 were as follows:

($ in thousands)	Finance Leases	Operating Leases	Total
Year ended December 31,
2024	$3,002	7,624	10,626
2025	2,859	7,749	10,608
2026	2,482	7,413	9,895
2027	702	7,109	7,811
2028	—	6,889	6,889
Thereafter	—	18,605	18,605
Total lease payments	9,045	55,389	64,434
Less: imputed interest	112	4,221	4,333
Less: leases that have not yet commenced	6,297	7,493	13,790
Total lease liabilities	$2,636	43,675	46,311

Refer to Note 4. "Statements of Cash Flows" in Item 8. "Financial Statements and Supplementary Data." of Form 10-K for supplemental cash and non-cash transactions included in the measurement of operating and finance lease liabilities.

Note 20. Commitments and Contingencies
(a) We purchase annuities from life insurance companies to fulfill obligations under claim settlements that provide for periodic future payments to claimants. As of December 31, 2023, we had purchased such annuities with a present value of $30.8 million for settlement of claims on a structured basis for which we are contingently liable. To our knowledge, there are no material defaults from any of the issuers of such annuities.

(b) As of December 31, 2023, we have made commitments that may require us to invest additional amounts into our investment portfolio, which are as follows:

($ in millions)	Amount of Obligation
Alternative investments	$254.3
Non-publicly traded CLOs in our fixed income securities portfolio	86.7
Non-publicly traded common stock within our equity portfolio	40.0
CMLs	0.8
Privately-placed corporate securities	32.0
Total	$413.8

There is no certainty that any such additional investment will be required. We expect to have the capacity to repay or refinance these obligations as they come due.

Note 21. Litigation
As of December 31, 2023, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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
The Insurance Subsidiaries prepare their statutory financial statements in accordance with accounting principles prescribed or permitted by the various state insurance departments of domicile. Prescribed statutory accounting principles include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (“NAIC"). Permitted statutory accounting principles encompass all accounting principles that are not prescribed; such principles differ from state to state, may differ from company to company within a state and may change in the future. The Insurance Subsidiaries do not utilize any permitted statutory accounting principles that affect the determination of statutory surplus, statutory net income, or risk-based capital (“RBC”). As of December 31, 2023, the various state insurance departments of domicile have adopted the March 2023 version of the NAIC Accounting Practices and Procedures manual in its entirety, as a component of prescribed or permitted practices.

The following table provides statutory data for each of our Insurance Subsidiaries:

	State of Domicile	Unassigned Surplus		Statutory Surplus		Statutory Net Income
($ in millions)		2023	2022	2023	2022	2023	2022	2021
SICA	New Jersey	$773.6	686.6	938.8	851.8	120.4	103.1	134.7
Selective Way Insurance Company ("SWIC")	New Jersey	513.5	461.9	569.3	517.8	64.1	69.6	74.5
SICSC	Indiana	201.3	164.1	235.6	198.4	26.0	17.0	24.2
SICSE	Indiana	155.1	135.9	182.7	163.5	21.6	14.2	19.4
SICNY	New York	152.4	137.4	180.1	165.1	16.4	13.2	18.6
Selective Insurance Company of New England ("SICNE")	New Jersey	45.5	38.2	76.7	69.3	8.3	5.1	7.5
Selective Auto Insurance Company of New Jersey ("SAICNJ")	New Jersey	119.3	102.2	164.2	147.1	16.2	12.7	16.7
Mesa Underwriters Specialty Insurance Company ("MUSIC")	New Jersey	64.3	52.8	133.7	122.3	14.4	9.7	13.9
Selective Casualty Insurance Company ("SCIC")	New Jersey	107.8	91.4	184.3	167.9	24.0	14.0	20.6
Selective Fire and Casualty Insurance Company ("SFCIC")	New Jersey	43.9	37.6	76.9	70.5	7.4	5.8	8.2
Total		$2,176.7	1,908.1	2,742.3	2,473.7	318.8	264.4	338.3

(b) Capital Requirements
The Insurance Subsidiaries are required to maintain certain minimum amounts of statutory surplus to satisfy the requirements of their various state insurance departments of domicile. RBC requirements for property and casualty insurance companies are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The Insurance Subsidiaries' combined total adjusted capital exceeded the required level of capital as defined by the NAIC based on their 2023 statutory financial statements. In the fourth quarter of 2020, the NAIC adopted the basic structure of Group Capital Calculation ("GCC"), along with a model law to enable the GCC after state legislative enactment. The GCC expands the existing RBC calculation to include (i) capital requirements for other regulated entities in the group, and (ii) defined capital calculation for other group entities that are unregulated. Our New Jersey state insurance regulators, our lead state, adopted the GCC model law in 2022. Based on our 2023 statutory financial statements, our GCC ratio exceeds the regulatory action minimum threshold. In addition to statutory capital requirements, we are impacted by various rating agency requirements related to certain rating levels. These required capital levels may be higher than statutory requirements.

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

As of December 31, 2023, the Parent had an aggregate of $508.0 million in investments and cash available to fund future dividends and interest payments. These amounts are not subject to any regulatory restrictions other than the standard state insolvency restrictions noted above, whereas our consolidated retained earnings of $3 billion are predominately restricted due to regulations applicable to our Insurance Subsidiaries. In 2024, the Insurance Subsidiaries have the ability to provide for $316.2 million in annual dividends to the Parent; however, as regulated entities, these dividends are subject to certain restrictions, which are further discussed below. The Parent also has other potential sources of liquidity, such as: (i) borrowings from our Indiana Subsidiaries; (ii) debt issuances; (iii) common and preferred stock issuances; and (iv) borrowings under our Line of Credit. Borrowings from our Indiana Subsidiaries are governed by approved intercompany lending agreements with the Parent that provide for additional capacity of $114.5 million as of December 31, 2023, based on restrictions in these agreements that limit borrowings to 10% of the admitted assets of the Indiana Subsidiaries. For additional restrictions on the Parent's debt, see Note 11. "Indebtedness" in this Form 10-K.

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

The table below provides the following information: (i) quantitative data regarding all Insurance Subsidiaries' dividends paid to the Parent in 2023, which was used for debt service, shareholder dividends, and general operating purposes; and (ii) the maximum ordinary dividends that can be paid to the Parent by the Insurance Subsidiaries in 2024, based on the 2023 statutory financial statements.

Dividends		Twelve Months ended December 31, 2023	2024
($ in millions)	State of Domicile	Ordinary Dividends Paid	Maximum Ordinary Dividends
SICA	New Jersey	$41.5	$117.7
SWIC	New Jersey	16.3	62.4
SICSC	Indiana	3.8	26.0
SICSE	Indiana	4.4	21.6
SICNY	New York	2.0	18.0
SICNE	New Jersey	1.0	8.1
SAICNJ	New Jersey	0.8	16.4
MUSIC	New Jersey	3.5	14.3
SCIC	New Jersey	5.2	24.0
SFCIC	New Jersey	1.5	7.7
Total		$80.0	$316.2

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework ("COSO Framework") in 2013.

Based on this assessment, our management believes that, as of December 31, 2023, our internal control over financial reporting is effective. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control Over Financial Reporting
We have audited Selective Insurance Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and December 31, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules I to V (collectively, the consolidated financial statements), and our report dated February 9, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
February 9, 2024

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Because we will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2023, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.

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

Item 14. Principal Accountant Fees and Services.
Information about the fees and services of our principal accountants, KPMG LLP (Public Company Accounting Oversight Board ID No. 185), appears under the "Fees of Independent Registered Public Accounting Firm" section of the Proxy Statement and is hereby incorporated by reference.

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

SCHEDULE I

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2023

Types of investment
($ in thousands)	Amortized Cost or Cost	Fair Value	Carrying Amount
Fixed income securities:
Held-to-maturity:
All other corporate securities	$22,700	21,923	22,700
Total fixed income securities, held-to-maturity	22,700	21,923	22,700

Available-for-sale:
U.S. government and government agencies	223,157	205,035	205,035
Foreign government	11,140	9,803	9,803
Obligations of states and political subdivisions	612,938	585,965	585,965
Public utilities	150,064	142,425	142,425
All other corporate securities	2,683,984	2,568,814	2,568,814
Collateralized loan obligation securities and other asset-backed securities	1,911,831	1,834,827	1,834,827
Residential mortgage-backed securities	1,568,960	1,477,483	1,477,483
Commercial mortgage-backed securities	718,623	674,845	674,845
Total fixed income securities, available-for-sale	7,880,697	7,499,197	7,499,197

Equity securities:
Common stock:
Banks, trusts and insurance companies	33,224	32,725	32,725
Industrial, miscellaneous and all other	147,892	152,614	152,614
Nonredeemable preferred stock	1,960	1,816	1,816
Total equity securities	183,076	187,155	187,155
Commercial mortgage loans	188,708		188,417
Short-term investments	309,300		309,317
Alternative investments	395,779		395,779
Other investments	91,164		91,164
Total investments	$9,071,424		8,693,729

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K

SCHEDULE II

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Balance Sheets

	December 31,
($ in thousands, except share amounts)	2023	2022
Assets:
Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $426 – 2023; $1,194 – 2022; amortized cost: $443,261 – 2023; $418,588 – 2022	$421,089	387,535
Equity securities	50,920	48,095
Short-term investments	17,671	33,008
Alternative investments	18,134	15,631
Cash	180	26
Investment in subsidiaries	2,958,746	2,524,448
Current federal income tax	9,006	8,894
Deferred federal income tax	11,128	14,733
Other assets	10,101	11,104
Total assets	$3,496,975	3,043,474

Liabilities:
Long-term debt	$441,310	440,958
Intercompany notes payable	81,465	56,266
Accrued long-term stock compensation	10,522	11,101
Other liabilities	9,297	7,585
Total liabilities	$542,594	515,910

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share – 2023 and 2022	$200,000	200,000
Common stock of $2 par value per share:
Authorized shares: 360,000,000
Issued: 105,223,307 – 2023; 104,847,111 – 2022	210,447	209,694
Additional paid-in capital	522,748	493,488
Retained earnings	3,029,396	2,749,703
Accumulated other comprehensive income (loss)	(373,001)	(498,042)
Treasury stock – at cost (shares: 44,586,870 – 2023; 44,508,211 – 2022)	(635,209)	(627,279)
Total stockholders’ equity	2,954,381	2,527,564
Total liabilities and stockholders’ equity	$3,496,975	3,043,474

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Income

	Year ended December 31,
($ in thousands)	2023	2022	2021
Revenues:
Dividends from subsidiaries	$80,005	120,007	140,018
Net investment income earned	20,167	18,622	15,454
Net realized and unrealized investment gains (losses)	996	(17,855)	1,898
Total revenues	101,168	120,774	157,370

Expenses:
Interest expense	29,824	28,897	28,988
Other expenses	30,686	31,116	28,305
Total expenses	60,510	60,013	57,293

Income before federal income tax	40,658	60,761	100,077

Federal income tax (benefit) expense:
Current	(9,618)	(9,381)	(6,552)
Deferred	1,650	(2,189)	12
Total federal income tax benefit	(7,968)	(11,570)	(6,540)

Net income before equity in undistributed income of subsidiaries	48,626	72,331	106,617

Equity in undistributed income of subsidiaries, net of tax	316,612	152,555	297,220

Net income	$365,238	224,886	403,837

Preferred stock dividends	9,200	9,200	9,353

Net income available to common stockholders	$356,038	215,686	394,484

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2023	2022	2021
Operating Activities:
Net income	$365,238	224,886	403,837

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries, net of tax	(316,612)	(152,555)	(297,220)
Stock-based compensation expense	18,346	18,428	15,893
Net realized and unrealized investment (gains) losses	(996)	17,855	(1,898)
Undistributed gains of equity method investments	(279)	(2,240)	(1,859)
Disbursements in excess of current year income of equity method investments	766	—	—
Amortization – other	(1,020)	(154)	1,076

Changes in assets and liabilities:
Increase (decrease) in accrued long-term stock compensation	(579)	136	2,727
(Increase) decrease in net federal income taxes	1,538	(3,875)	3,843
(Increase) decrease in other assets	963	(1,961)	(7,251)
Increase (decrease) in other liabilities	1,375	(2,813)	(1,742)
Net cash provided by (used in) operating activities	68,740	97,707	117,406

Investing Activities:
Purchases of fixed income securities, available-for-sale	(72,328)	(208,512)	(113,829)
Purchases of equity securities	(743)	(1,647)	(5,676)
Purchases of short-term investments	(233,129)	(362,213)	(330,843)
Purchases of alternative investments	(53,262)	(4,149)	(4,949)
Redemption and maturities of fixed income securities, available-for-sale	29,619	35,527	51,524
Sales of fixed income securities, available-for-sale	20,314	66,725	15,713
Sales of equity securities	48,960	77,971	31,204
Sales of short-term investments	248,588	385,254	311,225
Proceeds from alternative investments	20	—	959
Net cash provided by (used in) investing activities	(11,961)	(11,044)	(44,672)

Financing Activities:
Dividends to preferred stockholders	(9,200)	(9,200)	(9,353)
Dividends to common stockholders	(73,827)	(66,920)	(60,136)
Acquisition of treasury stock	(7,930)	(18,344)	(9,050)
Net proceeds from stock purchase and compensation plans	9,133	9,086	7,976
Preferred stock issued, net of issuance costs	—	—	(479)
Proceeds from borrowings from subsidiaries	27,000	—	—
Principal payment on borrowings from subsidiaries	(1,801)	(1,714)	(1,631)
Net cash provided by (used in) financing activities	(56,625)	(87,092)	(72,673)
Net increase (decrease) in cash	154	(429)	61
Cash, beginning of year	26	455	394
Cash, end of year	$180	26	455

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE III

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2023

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$350,198	4,494,965	1,722,706	3,071,784	—	1,919,204	674,374	320,900	3,281,319
Standard Personal Lines Segment	24,759	278,152	399,157	365,213	—	353,185	36,001	55,290	414,585
E&S Lines Segment	49,907	563,794	208,793	390,609	—	211,896	85,807	38,150	438,628
Investments Segment	—	—	—	—	385,098	—	—	—	—
Total	$424,864	5,336,911	2,330,656	3,827,606	385,098	2,484,285	796,182	414,340	4,134,532
1Includes “Net investment income earned” and “Net realized and unrealized investment gains (losses)” on the Consolidated Statements of Income.
2“Other operating expenses” of $414,340 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$433,742
Other income	(19,402)
Total	$414,340
See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.
 Year ended December 31, 2022

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$311,535	4,275,002	1,511,447	2,739,819	—	1,683,988	605,845	306,290	2,901,984
Standard Personal Lines Segment	17,817	340,302	322,668	299,405	—	231,113	27,129	48,356	319,059
E&S Lines Segment	39,272	529,517	158,666	334,156	—	196,677	72,848	34,332	352,547
Investments Segment	—	—	—	—	173,347	—	—	—	—
Total	$368,624	5,144,821	1,992,781	3,373,380	173,347	2,111,778	705,822	388,978	3,573,590
1Includes “Net investment income earned” and “Net realized and unrealized investment gains (losses)” on the Consolidated Statements of Income.
2“Other operating expenses” of $388,978 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$400,313
Other income	(11,335)
Total	$388,978
See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Year ended December 31, 2021

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$279,850	3,832,151	1,346,809	2,443,885	—	1,426,768	539,606	278,915	2,593,018
Standard Personal Lines Segment	12,911	270,066	317,276	293,559	—	212,116	25,918	51,559	292,265
E&S Lines Segment	34,154	478,686	139,122	279,809	—	175,100	60,945	27,734	304,430
Investments Segment	—	—	—	—	344,188	—	—	—	—
Total	$326,915	4,580,903	1,803,207	3,017,253	344,188	1,813,984	626,469	358,208	3,189,713
1Includes “Net investment income earned” and “Net realized and unrealized investment gains (losses)” on the Consolidated Statements of Income.
2“Other operating expenses” of $358,208 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$375,931
Other income	(17,723)
Total	$358,208
See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE IV

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
REINSURANCE
Years ended December 31, 2023, 2022, and 2021

($ thousands)	Direct Amount	Assumed from Other Companies	Ceded to Other Companies	Net Amount	% of Amount Assumed to Net
2023
Premiums earned:
Accident and health insurance	$—	—	—	—	—
Property and liability insurance	4,386,556	25,027	583,977	3,827,606	1%
Total premiums earned	4,386,556	25,027	583,977	3,827,606	1%

2022
Premiums earned:
Accident and health insurance	$—	—	—	—	—
Property and liability insurance	3,880,522	30,742	537,884	3,373,380	1%
Total premiums earned	3,880,522	30,742	537,884	3,373,380	1%

2021
Premiums earned:
Accident and health insurance	$2	—	2	—	—
Property and liability insurance	3,472,713	21,550	477,010	3,017,253	1%
Total premiums earned	3,472,715	21,550	477,012	3,017,253	1%

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE V

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
ALLOWANCE FOR CREDIT LOSSES ON PREMIUMS AND OTHER RECEIVABLES
Years ended December 31, 2023, 2022, and 2021

($ in thousands)	2023	2022	2021
Balance, January	$17,700	15,200	22,777
Additions	7,980	7,478	1,766
Deductions	(5,080)	(4,978)	(9,343)
Balance, December 31	$20,600	17,700	15,200

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

EXHIBIT INDEX

Exhibit
Number

3.1	Amended and Restated Certificate of Incorporation of Selective Insurance Group, Inc., filed May 4, 2010, as amended by Certificate of Correction thereto, dated August 17, 2020 and effective May 4, 2010 (incorporated by reference herein to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed October 29, 2020, File No. 001-33067).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Selective Insurance Group, Inc., with respect to the 4.60% Non-Cumulative Preferred Stock, Series B of Selective Insurance Group, Inc., filed with the State of New Jersey Department of Treasury and effective December 7, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A, filed December 8, 2020, File No. 001-33067).

3.3	By-Laws of Selective Insurance Group, Inc., effective January 1, 2024 (incorporated by reference herein to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed December 15, 2023, File No. 001-33067).

4.1	Indenture, dated as of September 24, 2002, between Selective Insurance Group, Inc. and National City Bank, as Trustee, relating to the Company's 1.6155% Senior Convertible Notes due September 24, 2032 (incorporated by reference herein to Exhibit 4.1 of the Company's Registration Statement on Form S-3, filed November 26, 2002 File No. 333-101489).

4.2	Indenture, dated as of November 16, 2004, between Selective Insurance Group, Inc. and Wachovia Bank, National Association, as Trustee, relating to the Company's 7.25% Senior Notes due 2034 (incorporated by reference herein to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed November 18, 2004, File No. 000-08641).

4.3	Indenture, dated as of November 3, 2005, between Selective Insurance Group, Inc. and Wachovia Bank, National Association, as Trustee, relating to the Company’s 6.70% Senior Notes due 2035 (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed November 9, 2005, File No. 000-08641).

4.4	Indenture, dated as of February 8, 2013, between Selective Insurance Group, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference herein to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed February 8, 2013, File No. 001-33067).

4.5	Second Supplemental Indenture, dated as of March 1, 2019 between Selective Insurance Group, Inc. and U.S. Bank National Association, as Trustee, relating to the Company’s 5.375% Senior Notes due 2049 (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed March 1, 2019 File No. 001-33067).

4.6	Deposit Agreement, dated as of December 9, 2020, among the Company and Equiniti Trust Company, acting as Depositary, Registrar and Transfer Agent, and the holders from time to time of the depositary receipts described therein (incorporated by reference herein to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed December 9, 2020, File No. 001-33067).

4.7	Description of the Company's Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference herein to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed February 12, 2021, File No. 001-33067).

10.1+	Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective January 1, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed October 31, 2008, File No. 001-33067).

10.1a+	Amendment No. 1 to Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective January 1, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed March 25, 2013, File No. 001-33067).

10.1b+	Amendment No. 2 to Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective January 1, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed May 5, 2020, File No. 001-33067).

Exhibit
Number

10.2+	Selective Insurance Company of America Deferred Compensation Plan (2005), As Amended and Restated Effective as of January 1, 2010 (incorporated by reference herein to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed October 27, 2011, File No. 001-33067).

10.2a+	Amendment No 1. to Selective Insurance Company of America Deferred Compensation Plan (2005) (incorporated by reference herein to Exhibit 10.2a of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed October 27, 2011, File No. 001-33067).

10.2b+	Amendment No. 2 to Selective Insurance Company of America Deferred Compensation Plan (2005), As Amended and Restated Effective as of January 1, 2010 (incorporated by reference herein to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed March 25, 2013, File No. 001-33067).

10.3+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan, effective May 1, 2014 (incorporated by reference herein to Appendix A-1 to the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, filed April 3, 2014, File No. 001-33067).

10.4+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Director Stock Option Agreement (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.5+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Stock Option Agreement (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.6+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Service-Based Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.7+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Performance-Based Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.8+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Service-Based Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.9+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Performance-Based Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.10+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Director Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.11+	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010 (incorporated by reference herein to Appendix C of the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, filed March 25, 2010, File No. 001-33067).

10.12+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan as Amended and Restated Effective as of May 2, 2018 (incorporated by reference herein to Appendix A of the Company’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, filed March 26, 2018, File No. 001-33067).

10.13+
Selective Insurance Group, Inc. Non-Employee Directors’ Compensation and Deferral Plan, As Amended and Restated Effective as of January 1, 2017 (incorporated by reference herein to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed February 22, 2017, File No. 001-33067).

*10.14+	Deferred Compensation Plan for Directors of Selective Insurance Group, Inc. and Subsidiaries, Amended and Restated as of May 8, 1996.

Exhibit
Number

10.15+	Selective Insurance Group, Inc. Employee Stock Purchase Plan (2021), Amended and Restated Effective July 1, 2021 (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed April 29, 2021, File No. 001-33067).

10.16+	Selective Insurance Group, Inc. Cash Incentive Plan As Amended and Restated as of May 1, 2014 (incorporated by reference herein to Appendix B to the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, filed March 24, 2014, File No. 001-33067).

10.17+	Selective Insurance Group, Inc. Cash Incentive Plan Service-Based Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.18+	Selective Insurance Group, Inc. Cash Incentive Plan Performance-Based Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.19+	Amended and Restated Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies (2010), Amended and Restated as of November 1, 2020 (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed October 29, 2020, File No. 001-33067).

10.20+	Employment Agreement between Selective Insurance Company of America and John J. Marchioni, dated as of February 10, 2020 (incorporated by reference herein to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 12, 2020, File No. 001-33067).

10.21+	Employment Agreement between Selective Insurance Company of America and Mark A. Wilcox, dated as of October 28, 2016 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed October 31, 2016, File No. 001-33067).

10.22+	Employment Agreement between Selective Insurance Company of America and Michael H. Lanza, dated as of March 2, 2020 (incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed March 2, 2020, File No. 001-33067).

10.23+	Employment Agreement between Selective Insurance Company of America and Brenda M. Hall, dated as of September 30, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed October 28, 2021, File No. 001-33067).

10.24+	Employment Agreement between Selective Insurance Company of America and Paul Kush, dated as of December 5, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed October 28, 2021, File No. 001-33067).

10.25+	Employment Agreement between Selective Insurance Company of America and Vincent M. Senia, dated as of June 6, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed October 28, 2021, File No. 001-33067).

10.26+
Employment Agreement between Selective Insurance Company of America and Anthony D. Harnett, dated as of November 1, 2023 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A, filed November 3, 2023, File No. 001-33067).

*10.27+	Employment Agreement between Selective Insurance Company of America and Joseph Owen Eppers, dated as of February 28, 2022.

*10.28+	Employment Agreement between Selective Insurance Company of America and Jeffrey F. Kamrowski, dated as of March 1, 2020.

10.29
Credit Agreement among Selective Insurance Group, Inc., the Lenders Named Therein and Wells Fargo Bank, National Association, as Administrative Agent, dated as of November 7, 2022 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed November 11, 2022, File No. 001-33067).

Exhibit
Number

10.30	Form of Indemnification Agreement between Selective Insurance Group, Inc. and each of its directors and executive officers, as adopted on May 19, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed May 20, 2005, File No. 000-08641).

*21	Subsidiaries of Selective Insurance Group, Inc.

*23.1	Consent of KPMG LLP.

*24.1	Power of Attorney of Ainar D. Aijala, Jr.

*24.2	Power of Attorney of Lisa Rojas Bacus.

*24.3	Power of Attorney of Terrence W. Cavanaugh.

*24.4	Power of Attorney of Wole C. Coaxum.

*24.5	Power of Attorney of Robert Kelly Doherty.

*24.6	Power of Attorney of Thomas A. McCarthy.

*24.7	Power of Attorney of Stephen C. Mills.

*24.8	Power of Attorney of H. Elizabeth Mitchell.

*24.9	Power of Attorney of Cynthia S. Nicholson.

*24.10	Power of Attorney of John S. Scheid.

*24.11	Power of Attorney of J. Brian Thebault.

*24.12	Power of Attorney of Philip H. Urban.

*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*97.1	Selective Insurance Group, Inc. Compensation Recoupment Policy.

*99.1	Glossary of Terms.

** 101	The following financial statements from the Company's Annual report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (II) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

** 104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL.

* Filed herewith.
** Furnished and not filed herewith.
+ Management compensation plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.

By: /s/ John J. Marchioni	February 9, 2024
John J. Marchioni
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

By: /s/ Anthony D. Harnett	February 9, 2024
Anthony D. Harnett
Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ John J. Marchioni	February 9, 2024
John J. Marchioni
Chairman of the Board, President and Chief Executive Officer

*	February 9, 2024
Ainar D. Aijala, Jr.
Director

*	February 9, 2024
Lisa Rojas Bacus
Director

*	February 9, 2024
Terrence W. Cavanaugh
Director

*	February 9, 2024
Wole C. Coaxum
Director

*	February 9, 2024
Robert Kelly Doherty
Director

*	February 9, 2024
Thomas A. McCarthy
Director

*	February 9, 2024
Stephen C. Mills
Director

*	February 9, 2024
H. Elizabeth Mitchell
Director

*	February 9, 2024
Cynthia S. Nicholson
Director

*	February 9, 2024
John S. Scheid
Director

*	February 9, 2024
J. Brian Thebault
Director

*	February 9, 2024
Philip H. Urban
Director

* By: /s/ Michael H. Lanza	February 9, 2024
Michael H. Lanza
Attorney-in-fact