Form 10-Q
period 2024-03-31
SELECTIVE INSURANCE GROUP INC
filed 2024-05-02
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2024, there were 60,792,024 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	March 31, 2024	December 31, 2023
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $19,183 – 2024; $21,923 – 2023)	$20,295	22,700
Less: allowance for credit losses	—	—
Fixed income securities, held-to-maturity, net of allowance for credit losses	20,295	22,700
Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $30,381 – 2024 and $28,212 – 2023; amortized cost: $7,983,271 – 2024 and $7,880,697 – 2023)	7,583,504	7,499,197
Commercial mortgage loans – at carrying value (fair value: $197,807 – 2024 and $178,913 – 2023)	208,152	188,708
Less: allowance for credit losses	(122)	(291)
Commercial mortgage loans, net of allowance for credit losses	208,030	188,417
Equity securities – at fair value (cost: $189,549 – 2024; $183,076 – 2023)	194,320	187,155
Short-term investments	247,883	309,317
Alternative investments	402,689	395,779
Other investments	88,960	91,164
Total investments (Note 4 and 5)	$8,745,681	8,693,729
Cash	124	180
Restricted cash	11,720	13,092
Accrued investment income	68,034	66,339
Premiums receivable	1,459,112	1,331,979
Less: allowance for credit losses (Note 6)	(20,000)	(18,900)
Premiums receivable, net of allowance for credit losses	1,439,112	1,313,079
Reinsurance recoverable	653,085	658,525
Less: allowance for credit losses (Note 7)	(1,700)	(1,700)
Reinsurance recoverable, net of allowance for credit losses	651,385	656,825
Prepaid reinsurance premiums	207,979	203,320
Deferred federal income tax	144,719	140,237
Property and equipment – at cost, net of accumulated depreciation and amortization of: $277,945 – 2024; $271,409 – 2023	82,703	83,272
Deferred policy acquisition costs	448,340	424,864
Goodwill	7,849	7,849
Other assets	248,469	199,760
Total assets	$12,056,115	11,802,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 8)	$5,501,750	5,336,911
Unearned premiums	2,440,992	2,330,656
Long-term debt	503,305	503,946
Current federal income tax	26,530	6,251
Accrued salaries and benefits	97,918	122,003
Other liabilities	479,126	548,398
Total liabilities	$9,049,621	8,848,165

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$200,000	200,000
Authorized shares: 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share – 2024 and 2023
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 105,447,377 – 2024; 105,223,307 – 2023	210,895	210,447
Additional paid-in capital	534,327	522,748
Retained earnings	3,088,150	3,029,396
Accumulated other comprehensive income (loss) (Note 11)	(384,972)	(373,001)
Treasury stock – at cost (shares: 44,655,938 – 2024; 44,586,870 – 2023)	(641,906)	(635,209)
Total stockholders’ equity	$3,006,494	2,954,381
Commitments and contingencies
Total liabilities and stockholders’ equity	$12,056,115	11,802,546
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended March 31,
($ in thousands, except per share amounts)	2024	2023
Revenues:
Net premiums earned	$1,050,944	902,336
Net investment income earned	107,849	91,506
Net realized and unrealized investment gains (losses)	(1,635)	3,344
Other income	7,801	2,634
Total revenues	1,164,959	999,820

Expenses:
Loss and loss expense incurred	704,292	567,438
Amortization of deferred policy acquisition costs	219,435	189,761
Other insurance expenses	115,987	108,588
Interest expense	7,181	7,166
Corporate expenses	15,498	12,108
Total expenses	1,062,393	885,061

Income before federal income tax	102,566	114,759

Federal income tax expense:
Current	21,413	25,505
Deferred	(1,365)	(3,320)
Total federal income tax expense	20,048	22,185

Net income	$82,518	92,574

Preferred stock dividends	2,300	2,300

Net income available to common stockholders	$80,218	90,274

Earnings per common share:
Net income available to common stockholders - Basic	$1.32	1.49

Net income available to common stockholders - Diluted	$1.31	1.48

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended March 31,
($ in thousands)	2024	2023
Net income	$82,518	92,574

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	(12,293)	52,079
Unrealized gains (losses) on securities with credit loss recognized in earnings	(2,474)	17,721
Amounts reclassified into net income:
Net realized (gains) losses on disposals and losses on intent-to-sell available-for-sale securities	(61)	4,822
Credit loss (benefit) expense	2,093	(7,527)
Total unrealized gains (losses) on investment securities	(12,735)	67,095

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	764	598
Total defined benefit pension and post-retirement plans	764	598
Other comprehensive income (loss)	(11,971)	67,693
Comprehensive income (loss)	$70,547	160,267

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended March 31,
($ in thousands, except share and per share amounts)	2024	2023
Preferred stock:
Beginning of period	$200,000	200,000
Issuance of preferred stock	—	—
End of period	200,000	200,000

Common stock:
Beginning of period	210,447	209,694
Dividend reinvestment plan	10	9
Stock purchase and compensation plans	438	446
End of period	210,895	210,149

Additional paid-in capital:
Beginning of period	522,748	493,488
Dividend reinvestment plan	488	459
Stock purchase and compensation plans	11,091	8,766
End of period	534,327	502,713

Retained earnings:
Beginning of period	3,029,396	2,749,703
Net income	82,518	92,574
Dividends to preferred stockholders	(2,300)	(2,300)
Dividends to common stockholders	(21,464)	(18,364)
End of period	3,088,150	2,821,613

Accumulated other comprehensive income (loss):
Beginning of period	(373,001)	(498,042)
Other comprehensive income (loss)	(11,971)	67,693
End of period	(384,972)	(430,349)

Treasury stock:
Beginning of period	(635,209)	(627,279)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(6,697)	(7,443)
End of period	(641,906)	(634,722)

Total stockholders’ equity	$3,006,494	2,669,404

Dividends declared per preferred share	$287.50	287.50
Dividends declared per common share	$0.35	0.30

Preferred stock, shares outstanding:
Beginning of period	8,000	8,000
Issuance of preferred stock	—	—
End of period	8,000	8,000

Common stock, shares outstanding:
Beginning of period	60,636,437	60,338,900
Dividend reinvestment plan	4,806	4,650
Stock purchase and compensation plan	219,264	222,816
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(69,068)	(73,780)
End of period	60,791,439	60,492,586

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Quarter ended March 31,
($ in thousands)	2024	2023
Operating Activities
Net income	$82,518	92,574

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,084	8,957
Stock-based compensation expense	10,115	7,719
Undistributed gains of equity method investments	(5,873)	(6,693)
Distributions in excess of current year income of equity method investments	5,148	1,876
Net realized and unrealized (gains) losses	1,635	(3,344)

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	170,279	70,397
Increase in unearned premiums, net of prepaid reinsurance	105,677	97,432
Decrease in net federal income taxes	18,979	20,522
Increase in premiums receivable	(126,033)	(68,478)
Increase in deferred policy acquisition costs	(23,476)	(19,320)
(Increase) decrease in accrued investment income	(2,091)	1,456
Decrease in accrued salaries and benefits	(24,085)	(26,406)
Increase in other assets	(6,226)	(4,083)
Decrease in other liabilities	(101,445)	(36,840)
Net cash provided by (used in) operating activities	114,206	135,769

Investing Activities
Purchases of fixed income securities, available-for-sale	(521,745)	(1,003,617)
Purchases of commercial mortgage loans	(22,256)	(8,447)
Purchases of equity securities	(6,473)	(3,229)
Purchases of alternative investments and other investments	(12,738)	(7,736)
Purchases of short-term investments	(1,232,780)	(1,361,774)
Sales of fixed income securities, available-for-sale	219,889	639,365
Proceeds from commercial mortgage loans	2,812	469
Sales of short-term investments	1,294,522	1,499,963
Redemption and maturities of fixed income securities, held-to-maturity	2,404	6,507
Redemption and maturities of fixed income securities, available-for-sale	193,109	109,999
Sales of equity securities	—	32,918
Distributions from alternative investments and other investments	3,448	2,854
Purchases of property and equipment	(6,199)	(5,510)
Net cash provided by (used in) investing activities	(86,007)	(98,238)

Financing Activities
Dividends to preferred stockholders	(2,300)	(2,300)
Dividends to common stockholders	(20,784)	(17,690)
Acquisition of treasury stock	(6,697)	(7,443)
Net proceeds from stock purchase and compensation plans	885	973
Repayments of finance lease obligations	(731)	(615)
Net cash provided by (used in) financing activities	(29,627)	(27,075)
Net increase (decrease) in cash and restricted cash	(1,428)	10,456
Cash and restricted cash, beginning of period	13,272	25,209
Cash and restricted cash, end of period	$11,844	35,665

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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the first quarters ended March 31, 2024 (“First Quarter 2024”) and March 31, 2023 (“First Quarter 2023”). Our Financial Statements do not include all information and disclosures required by GAAP and the SEC for audited annual financial statements. Because interim period results of operations are not necessarily indicative of full-year results, our Financial Statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”) filed with the SEC.

NOTE 2. Adoption of Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual sales restriction on an equity security is not considered when determining the security's fair value. This ASU was issued to eliminate diversity in practice by clarifying that contractual arrangements restricting an entity's ability to sell the security for a certain period of time is a characteristic of the reporting entity and should not be contemplated when determining the security's fair value. ASU 2022-03 requires new disclosures that provide investors with information about the restriction, including the nature and remaining duration of the restriction. The ASU is effective for annual periods beginning after December 15, 2023, including interim periods within those annual periods. We adopted this guidance on January 1, 2024 and it did not have a material impact to our financial condition, results of operations, or disclosures.

In March 2023, the FASB issued ASU 2023-02, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method ("ASU 2023-02"). This ASU allows companies to elect to account for qualifying tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Companies were previously permitted to apply the proportional amortization method only to qualifying tax equity investments in low income housing tax credit structures. ASU 2023-02 extends the application of the proportional amortization method to qualifying tax equity investments that generate tax credits through other programs. It also requires new disclosures that provide a better understanding of the nature of the tax equity investments and the effect the tax equity investments and related income tax credits and other income tax benefits have on a company's financial position and results of operations. The ASU is effective for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. We adopted ASU 2023-02 on January 1, 2024 and it did not have a material impact to our financial condition, results of operations, or disclosures.

Pronouncements to be effective in the future
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 amends disclosure requirements for segment reporting by modifying and adding disclosure requirements. The additional disclosure requirements include the following on both an interim and annual basis: (i) significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"); (ii) amounts for "other segment items" by reportable segment and a description of its composition; and (iii) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. In addition, ASU 2023-07 requires all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280, Segment Reporting, to now be disclosed in interim periods. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. As it only requires additional disclosure, ASU 2023-07 will not have an impact on our financial condition or results of operations.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 amends disclosure requirements to provide greater transparency on income taxes. The following additional disclosures are required annually: (i) specific required categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, (iii) the amount of income taxes paid disaggregated by jurisdiction, and (iv) income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Amendments can be applied on a prospective basis; however, retrospective application is permitted. Early adoption is permitted. As it only requires additional disclosure, ASU 2023-09 will not have an impact on our financial condition or results of operations.

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Quarter ended March 31,
($ in thousands)	2024	2023
Cash paid (received) during the period for:
Interest	$8,544	8,528
Federal income tax	—	—

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,777	2,235
Operating cash flows from financing leases	22	11
Financing cash flows from finance leases	731	615

Non-cash items:
Corporate actions related to fixed income securities, available-for-sale ("AFS")[1]	2,298	4,629
Assets acquired under finance lease arrangements	3	—
Assets acquired under operating lease arrangements	674	4,237
Non-cash purchase of property and equipment	8	23
1Examples of corporate actions include like-kind exchanges, non-cash acquisitions, and stock splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	March 31, 2024	December 31, 2023
Cash	$124	180
Restricted cash	11,720	13,092
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$11,844	13,272

Amounts in restricted cash represent cash received from the National Flood Insurance Program ("NFIP") that can only be used to pay flood claims under the Write Your Own program.

NOTE 4. Investments
(a) Information regarding our AFS securities as of March 31, 2024 and December 31, 2023, were as follows:

March 31, 2024	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$161,335	—	70	(19,579)	141,826
Foreign government	10,703	(29)	—	(1,445)	9,229
Obligations of states and political subdivisions	570,438	(695)	1,101	(31,858)	538,986
Corporate securities	2,930,310	(15,442)	20,367	(140,185)	2,795,050
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS")	1,958,551	(2,627)	15,158	(73,997)	1,897,085
Residential mortgage-backed securities ("RMBS")	1,623,948	(11,580)	3,828	(104,237)	1,511,959
Commercial mortgage-backed securities ("CMBS")	727,986	(8)	1,103	(39,712)	689,369
Total AFS fixed income securities	$7,983,271	(30,381)	41,627	(411,013)	7,583,504

December 31, 2023	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$223,157	—	139	(18,261)	205,035
Foreign government	11,140	(35)	—	(1,302)	9,803
Obligations of states and political subdivisions	612,938	(669)	2,623	(28,927)	585,965
Corporate securities	2,834,048	(12,999)	28,078	(137,888)	2,711,239
CLO and other ABS	1,911,831	(2,854)	11,855	(86,005)	1,834,827
RMBS	1,568,960	(11,649)	6,023	(85,851)	1,477,483
CMBS	718,623	(6)	1,358	(45,130)	674,845
Total AFS fixed income securities	$7,880,697	(28,212)	50,076	(403,364)	7,499,197

The following tables provide a roll forward of the allowance for credit losses on our AFS fixed income securities for the indicated periods:

Quarter ended March 31, 2024	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$35	—	—	—	(6)	—	29
Obligations of states and political subdivisions	669	9	—	25	(8)	—	695
Corporate securities	12,999	1,015	—	1,792	(355)	(9)	15,442
CLO and other ABS	2,854	90	—	(314)	(3)	—	2,627
RMBS	11,649	—	—	31	(100)	—	11,580
CMBS	6	2	—	—	—	—	8
Total AFS fixed income securities	$28,212	1,116	—	1,534	(472)	(9)	30,381

Quarter ended March 31, 2023	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$284	—	—	(248)	—	—	36
Obligations of states and political subdivisions	1,024	50	—	(254)	(83)	—	737
Corporate securities	30,330	2,854	—	(13,964)	(2,453)	(11)	16,756
CLO and other ABS	2,375	787	—	736	(3)	—	3,895
RMBS	11,597	12	—	219	(88)	—	11,740
CMBS	111	27	—	252	—	—	390
Total AFS fixed income securities	$45,721	3,730	—	(13,259)	(2,627)	(11)	33,554

During First Quarter 2024 and First Quarter 2023, we had no write-offs or recoveries of our AFS fixed income securities.

For information on our methodology and significant inputs used to measure expected credit losses, our accounting policy for recognizing write-offs of uncollectible amounts, and our treatment of accrued interest, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report. Accrued interest on AFS securities was $66.3 million as of March 31, 2024, and $64.6 million as of December 31, 2023. We did not record any write-offs of accrued interest in First Quarter 2024 and First Quarter 2023.

(b) Quantitative information about unrealized losses on our AFS portfolio follows:

March 31, 2024	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$8,149	(49)	107,151	(19,530)	115,300	(19,579)
Foreign government	—	—	9,229	(1,445)	9,229	(1,445)
Obligations of states and political subdivisions	161,084	(1,289)	303,259	(30,569)	464,343	(31,858)
Corporate securities	316,330	(4,043)	1,446,157	(136,142)	1,762,487	(140,185)
CLO and other ABS	385,471	(7,527)	824,843	(66,470)	1,210,314	(73,997)
RMBS	511,009	(8,770)	761,356	(95,467)	1,272,365	(104,237)
CMBS	133,266	(2,033)	494,395	(37,679)	627,661	(39,712)
Total AFS fixed income securities	$1,515,309	(23,711)	3,946,390	(387,302)	5,461,699	(411,013)

December 31, 2023	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$77,698	(188)	108,578	(18,073)	186,276	(18,261)
Foreign government	1,552	(87)	8,251	(1,215)	9,803	(1,302)
Obligations of states and political subdivisions	137,031	(962)	290,964	(27,965)	427,995	(28,927)
Corporate securities	263,423	(6,369)	1,439,422	(131,519)	1,702,845	(137,888)
CLO and other ABS	278,940	(7,120)	984,175	(78,885)	1,263,115	(86,005)
RMBS	351,976	(4,765)	757,914	(81,086)	1,109,890	(85,851)
CMBS	130,189	(2,995)	471,256	(42,135)	601,445	(45,130)
Total AFS fixed income securities	$1,240,809	(22,486)	4,060,560	(380,878)	5,301,369	(403,364)

We currently do not intend to sell any of the securities summarized in the tables above, nor do we believe we will be required to sell any of them. Considering these factors and our review of these securities under our credit loss policy as described in Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report, we have concluded that no additional allowance for credit loss is required on these balances beyond the allowance for credit loss recorded as of March 31, 2024. This conclusion reflects our current judgment about the financial position and future prospects of the entities that issued the investment security and underlying collateral.

(c) AFS and held-to-maturity ("HTM") fixed income securities at March 31, 2024, by contractual maturity are shown below. The maturities of RMBS, CMBS, CLO and other ABS securities were calculated using each security's estimated average life. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$582,163	—	—
Due after one year through five years	3,435,983	15,716	14,898
Due after five years through 10 years	2,833,659	4,579	4,285
Due after 10 years	731,699	—	—
Total fixed income securities	$7,583,504	20,295	19,183

(d) The following table summarizes our alternative investment portfolio by strategy:

	March 31, 2024			December 31, 2023
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss	Carrying Value	Remaining Commitment	Maximum Exposure to Loss
Alternative Investments
Private equity	$306,444	137,986	444,430	301,759	131,885	433,644
Private credit	53,392	90,569	143,961	54,500	89,401	143,901
Real assets	42,853	31,100	73,953	39,520	33,040	72,560
Total alternative investments	$402,689	259,655	662,344	395,779	254,326	650,105

We are contractually committed to make additional investments up to the remaining commitments stated above. We did not provide any non-contractual financial support during 2024 or 2023.

The following table shows gross summarized financial information for our alternative investments portfolio, including the portion we do not own. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information is for the three-month period ended December 31:

Income Statement Information	Quarter ended March 31,
($ in millions)	2024	2023
Net investment income (loss)	$(346.0)	(70.7)
Realized gains	1,830.8	1,722.3
Net change in unrealized appreciation (depreciation)	3,819.0	1,443.7
Net income	$5,303.8	3,095.3
Alternative investment income included in "Net investment income earned" on our Consolidated Statements of Income	$6.9	7.8

(e) We have pledged certain AFS fixed income securities as collateral related to our borrowing relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, we had certain securities on deposit with various state and regulatory agencies at March 31, 2024 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at March 31, 2024:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	20.0	20.0
Obligations of states and political subdivisions	—	—	4.2	4.2
RMBS	66.2	24.1	—	90.3
CMBS	2.3	8.5	—	10.8
Total pledged as collateral	$68.5	32.6	24.2	125.3

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than to certain U.S. government agencies, as of March 31, 2024, or December 31, 2023.

(g) The components of pre-tax net investment income earned were as follows:

	Quarter ended March 31,
($ in thousands)	2024	2023
Fixed income securities	$94,102	80,087
Commercial mortgage loans ("CMLs")	2,794	1,965
Equity securities	4,908	1,205
Short-term investments	3,519	4,650
Alternative investments	6,881	7,768
Other investments	263	43
Investment expenses	(4,618)	(4,212)
Net investment income earned	$107,849	91,506

(h) The following table summarizes net realized and unrealized investment gains and losses for the periods indicated:

	Quarter ended March 31,
($ in thousands)	2024	2023
Gross gains on sales	$2,135	3,784
Gross losses on sales	(1,965)	(12,930)
Net realized gains (losses) on disposals	170	(9,146)
Net unrealized gains (losses) on equity securities	692	3,248
Net credit loss benefit (expense) on fixed income securities, AFS	(2,650)	9,529
Net credit loss benefit (expense) on CMLs	168	17
Losses on securities for which we have the intent to sell	(15)	(304)
Net realized and unrealized investment gains (losses)	$(1,635)	3,344

Net unrealized gains and losses recognized in income on equity securities, as reflected in the table above, included the following:

	Quarter ended March 31,
($ in thousands)	2024	2023
Unrealized gains (losses) recognized in income on equity securities:
On securities remaining in our portfolio at end of period	$692	(142)
On securities sold in period	—	3,390
Total unrealized gains (losses) recognized in income on equity securities	$692	3,248

NOTE 5. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and fair values of our financial liabilities as of March 31, 2024, and December 31, 2023:

	March 31, 2024		December 31, 2023
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$49,927	51,137	49,926	53,047
6.70% Senior Notes	99,571	101,666	99,565	104,039
5.375% Senior Notes	294,548	286,927	294,523	288,787
3.03% borrowings from FHLBI	60,000	57,568	60,000	57,932
Subtotal long-term debt	504,046	497,298	504,014	503,805
Unamortized debt issuance costs	(2,650)		(2,704)
Finance lease obligations	1,909		2,636
Total long-term debt	$503,305		503,946

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at March 31, 2024, and December 31, 2023:

March 31, 2024		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$141,826	33,530	108,296	—
Foreign government	9,229	—	9,229	—
Obligations of states and political subdivisions	538,986	—	531,239	7,747
Corporate securities	2,795,050	—	2,507,554	287,496
CLO and other ABS	1,897,085	—	1,636,988	260,097
RMBS	1,511,959	—	1,511,959	—
CMBS	689,369	—	689,014	355
Total AFS fixed income securities	7,583,504	33,530	6,994,279	555,695
Equity securities:
Common stock[1]	192,510	36,333	—	1,067
Preferred stock	1,810	1,810	—	—
Total equity securities	194,320	38,143	—	1,067
Short-term investments	247,883	246,904	979	—
Total assets measured at fair value	$8,025,707	318,577	6,995,258	556,762

December 31, 2023		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$205,035	34,056	170,979	—
Foreign government	9,803	—	9,803	—
Obligations of states and political subdivisions	585,965	—	578,131	7,834
Corporate securities	2,711,239	—	2,413,907	297,332
CLO and other ABS	1,834,827	—	1,589,514	245,313
RMBS	1,477,483	—	1,477,483	—
CMBS	674,845	—	674,489	356
Total AFS fixed income securities	7,499,197	34,056	6,914,306	550,835
Equity securities:
Common stock[1]	185,339	20,582	—	854
Preferred stock	1,816	1,816	—	—
Total equity securities	187,155	22,398	—	854
Short-term investments	309,317	308,512	805	—
Total assets measured at fair value	$7,995,669	364,966	6,915,111	551,689
1Investments amounting to $155.1 million at March 31, 2024, and $163.9 million at December 31, 2023, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. These investments are not redeemable and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following tables provide a summary of Level 3 changes in First Quarter 2024 and First Quarter 2023:

March 31, 2024
($ in thousands)	Obligations of States and Political Subdivisions	Corporate Securities	CLO and Other ABS	CMBS	Common Stock	Total
Fair value, December 31, 2023	$7,834	297,332	245,313	356	854	551,689
Total net gains (losses) for the period included in:
Other comprehensive income (loss) ("OCI")	(86)	(376)	399	3	—	(60)
Net realized and unrealized gains (losses)	(1)	140	57	—	213	409
Net investment income earned	—	280	(1)	(1)	—	278
Purchases	—	1,152	14,658	—	—	15,810
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	(2,870)	(1,173)	(3)	—	(4,046)
Transfers into Level 3	—	20,065	19,537	—	—	39,602
Transfers out of Level 3	—	(28,227)	(18,693)	—	—	(46,920)
Fair value, March 31, 2024	$7,747	287,496	260,097	355	1,067	556,762

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	(1)	140	57	—	213	409
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	(86)	(376)	399	3	—	(60)

March 31, 2023
($ in thousands)	Obligation of state and Political Subdivisions	Corporate Securities	CLO and Other ABS	CMBS	Common Stock	Total
Fair value, December 31, 2022	$6,661	187,980	153,342	375	897	349,255
Total net gains (losses) for the period included in:
OCI	152	2,405	696	17	—	3,270
Net realized and unrealized gains (losses)	61	72	(73)	—	(269)	(209)
Net investment income earned	—	12	(32)	(1)	—	(21)
Purchases	—	24,799	13,403	—	—	38,202
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	(4,044)	(1,192)	(3)	—	(5,239)
Transfers into Level 3	—	361	14,148	2,848	—	17,357
Transfers out of Level 3	—	—	(534)	—	—	(534)
Fair value, March 31, 2023	$6,874	211,585	179,758	3,236	628	402,081

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	61	72	(73)	—	(269)	(209)
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	152	2,405	696	17	—	3,270

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements of Level 3 assets at March 31, 2024, and December 31, 2023:

March 31, 2024
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$155,633	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 5.3%	1.8%
CLO and other ABS	155,287	Discounted Cash Flow	Illiquidity Spread	0.01% - 19.6%	2.4%
Total internal valuations	310,920
Other[1]	245,842
Total Level 3 securities	$556,762

December 31, 2023
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$135,524	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 5.3%	1.9%
CLO and other ABS	127,210	Discounted Cash Flow	Illiquidity Spread	0.01% - 19.6%	2.4%
Total internal valuations	262,734
Other[1]	288,955
Total Level 3 securities	$551,689
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

The following tables provide quantitative information about our financial assets and liabilities that were not measured at fair value, but were disclosed as such at March 31, 2024, and December 31, 2023:

March 31, 2024		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	$19,183	—	19,183	—
Total HTM fixed income securities	19,183	—	19,183	—

CMLs	$197,807	—	—	197,807

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$51,137	—	51,137	—
6.70% Senior Notes	101,666	—	101,666	—
5.375% Senior Notes	286,927	—	286,927	—
3.03% borrowings from FHLBI	57,568	—	57,568	—
Total long-term debt	$497,298	—	497,298	—

December 31, 2023		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	21,923	—	21,923	—
Total HTM fixed income securities	$21,923	—	21,923	—

CMLs	$178,913	—	—	178,913

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$53,047	—	53,047	—
6.70% Senior Notes	104,039	—	104,039	—
5.375% Senior Notes	288,787	—	288,787	—
3.03% borrowings from FHLBI	57,932	—	57,932	—
Total long-term debt	$503,805	—	503,805	—

NOTE 6. Allowance for Credit Losses on Premiums Receivable
The following table provides a roll forward of the allowance for credit losses on our premiums receivable balance for the indicated periods:

	Quarter ended March 31,
($ in thousands)	2024	2023
Balance at beginning of period	$18,900	16,100
Current period change for expected credit losses	1,784	1,910
Write-offs charged against the allowance for credit losses	(1,056)	(1,164)
Recoveries	372	254
Allowance for credit losses, end of period	$20,000	17,100

For a discussion of the methodology used to evaluate our estimate of expected credit losses on premiums receivable, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report.

NOTE 7. Reinsurance
We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. The following tables provide (i) a disaggregation of our reinsurance recoverable balance by financial strength rating, and (ii) an aging analysis of our past due reinsurance recoverable balances as of March 31, 2024, and December 31, 2023:

	March 31, 2024
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$83,372	53	83,425
A+	366,428	1,172	367,600
A	115,086	582	115,668
A-	3,865	89	3,954
Total rated reinsurers	568,751	1,896	570,647

Non-rated reinsurers
Federal and state pools	77,799	—	77,799
Other than federal and state pools	4,135	504	4,639
Total non-rated reinsurers	81,934	504	82,438

Total reinsurance recoverable, gross	$650,685	2,400	653,085
Less: allowance for credit losses			(1,700)
Total reinsurance recoverable, net			651,385

	December 31, 2023
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$82,466	21	82,487
A+	371,132	2,887	374,019
A	111,883	1,380	113,263
A-	3,596	89	3,685
Total rated reinsurers	569,077	4,377	573,454

Non-rated reinsurers
Federal and state pools	80,506	—	80,506
Other than federal and state pools	4,488	77	4,565
Total non-rated reinsurers	84,994	77	85,071

Total reinsurance recoverable, gross	$654,071	4,454	658,525
Less: allowance for credit losses			(1,700)
Total reinsurance recoverable, net			656,825

The following table provides a roll forward of the allowance for credit losses on our reinsurance recoverable balance for the periods indicated:

	Quarter ended March 31,
($ in thousands)	2024	2023
Balance at beginning of period	$1,700	1,600
Current period change for expected credit losses	—	700
Write-offs charged against the allowance for credit losses	—	—
Recoveries	—	—
Allowance for credit losses, end of period	$1,700	2,300

For a discussion of the methodology used to evaluate our estimate of expected credit losses on our reinsurance recoverable balance, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report.

The following table lists direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expense incurred for the indicated periods. For more information about reinsurance, refer to Note 9. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2023 Annual Report.

	Quarter ended March 31,
($ in thousands)	2024	2023
Premiums written:
Direct	$1,315,911	1,132,760
Assumed	5,985	5,394
Ceded	(165,275)	(138,386)
Net	1,156,621	999,768
Premiums earned:
Direct	1,205,368	1,032,228
Assumed	6,191	6,290
Ceded	(160,615)	(136,182)
Net	1,050,944	902,336
Loss and loss expense incurred:
Direct	753,567	613,229
Assumed	5,981	5,255
Ceded	(55,256)	(51,046)
Net	$704,292	567,438

NOTE 8. Reserve for Loss and Loss Expense
The table below provides a roll forward of the reserve for loss and loss expense for beginning and ending reserve balances:

	Quarter ended March 31,
($ in thousands)	2024	2023
Gross reserve for loss and loss expense, at beginning of period	$5,336,911	5,144,821
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of period	618,601	757,513
Net reserve for loss and loss expense, at beginning of period	4,718,310	4,387,308
Incurred loss and loss expense for claims occurring in the:
Current year	688,519	580,408
Prior years	15,773	(12,970)
Total incurred loss and loss expense	704,292	567,438
Paid loss and loss expense for claims occurring in the:
Current year	107,719	91,011
Prior years	435,489	418,194
Total paid loss and loss expense	543,208	509,205
Net reserve for loss and loss expense, at end of period	4,879,394	4,445,541
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	622,356	653,909
Gross reserve for loss and loss expense, at end of period	$5,501,750	5,099,450

Prior year reserve development in First Quarter 2024 was unfavorable by $15.8 million, consisting of $35.0 million of unfavorable casualty reserve development, partially offset by $19.2 million of favorable property reserve development. The unfavorable casualty reserve development was driven by our Standard Commercial Lines segment, which included (i) $50.0 million in our general liability line of business, primarily driven by increased severities in accident years 2020 through 2023, partially offset by (ii) $15.0 million of favorable casualty reserve development in our workers compensation line of business.

Additionally, in our Standard Personal Lines segment, we had unfavorable casualty reserve development of $5.0 million in our personal automobile line of business, offset by favorable development of $5.0 million in our homeowners line of business.

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

The following summaries present revenues (net investment income and net realized and unrealized gains and losses on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended March 31,
($ in thousands)	2024	2023
Standard Commercial Lines:
Net premiums earned:
General liability	$273,415	243,349
Commercial automobile	251,720	217,371
Commercial property	161,553	135,292
Workers compensation	87,777	84,184
Businessowners' policies	39,921	33,171
Bonds	12,088	11,397
Other	7,636	6,851
Miscellaneous income	7,134	2,181
Total Standard Commercial Lines revenue	841,244	733,796
Standard Personal Lines:
Net premiums earned:
Personal automobile	56,960	44,914
Homeowners	44,113	35,013
Other	2,773	1,943
Miscellaneous income	640	453
Total Standard Personal Lines revenue	104,486	82,323
E&S Lines:
Net premiums earned:
Casualty lines	71,638	60,817
Property lines	41,350	28,034
Miscellaneous income	27	—
Total E&S Lines revenue	113,015	88,851
Investments:
Net investment income earned	107,849	91,506
Net realized and unrealized investment gains (losses)	(1,635)	3,344
Total Investments revenue	106,214	94,850
Total revenues	$1,164,959	999,820

Income Before and After Federal Income Tax	Quarter ended March 31,
($ in thousands)	2024	2023
Standard Commercial Lines:
Underwriting income (loss), before federal income tax	$10,381	38,921
Underwriting income (loss), after federal income tax	8,201	30,748
Combined ratio	98.8%	94.7
ROE contribution	1.2	5.1

Standard Personal Lines:
Underwriting income (loss), before federal income tax	$(5,335)	(13,073)
Underwriting income (loss), after federal income tax	(4,215)	(10,328)
Combined ratio	105.1%	116.0
ROE contribution	(0.6)	(1.7)

E&S Lines:
Underwriting income (loss), before federal income tax	$13,985	13,335
Underwriting income (loss), after federal income tax	11,048	10,535
Combined ratio	87.6%	85.0
ROE contribution	1.6	1.8

Investments:
Net investment income earned	$107,849	91,506
Net realized and unrealized investment gains (losses)	(1,635)	3,344
Total investments segment income, before federal income tax	106,214	94,850
Tax on investments segment income	21,866	19,156
Total investments segment income, after federal income tax	$84,348	75,694
ROE contribution of after-tax net investment income earned	12.3	12.2

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended March 31,
($ in thousands)	2024	2023
Underwriting income (loss)
Standard Commercial Lines	$10,381	38,921
Standard Personal Lines	(5,335)	(13,073)
E&S Lines	13,985	13,335
Investment income	106,214	94,850
Total all segments	125,245	134,033
Interest expense	(7,181)	(7,166)
Corporate expenses	(15,498)	(12,108)
Income, before federal income tax	$102,566	114,759
Preferred stock dividends	(2,300)	(2,300)
Income available to common stockholders, before federal income tax	$100,266	112,459

NOTE 10. Retirement Plans
The primary pension plan for our employees is the Retirement Income Plan for Selective Insurance Company of America (the “Pension Plan”). The plan is closed to new entrants, and benefits ceased accruing under the Pension Plan after March 31, 2016. For more information about Selective Insurance Company of America's ("SICA") retirement plans, see Note 15. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of our 2023 Annual Report.

The following tables provide information about the Pension Plan:

	Pension Plan
	Quarter ended March 31,
($ in thousands)	2024	2023
Net Periodic Pension Cost (Benefit):
Interest cost	$3,888	3,866
Expected return on plan assets	(5,382)	(5,773)
Amortization of unrecognized net actuarial loss	955	751
Total net periodic pension cost (benefit)[1]	$(539)	(1,156)
1The components of net periodic pension cost (benefit) are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	Quarter ended March 31,
	2024	2023
Weighted-Average Expense Assumptions:
Discount rate	5.02%	5.21%
Effective interest rate for calculation of interest cost	4.91	5.09
Expected return on plan assets	6.40	6.90

NOTE 11. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for First Quarter 2024 and First Quarter 2023 were as follows:

First Quarter 2024
($ in thousands)	Gross	Tax	Net
Net income	$102,566	20,048	82,518
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	(15,560)	(3,267)	(12,293)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(3,132)	(658)	(2,474)
Amounts reclassified into net income:
Net realized (gains) losses on disposals and intent-to-sell AFS securities	(78)	(17)	(61)
Credit loss (benefit) expense	2,650	557	2,093
Total unrealized gains (losses) on investment securities	(16,120)	(3,385)	(12,735)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial (gain) loss	967	203	764
Total defined benefit pension and post-retirement plans	967	203	764
Other comprehensive income (loss)	(15,153)	(3,182)	(11,971)
Comprehensive income (loss)	$87,413	16,866	70,547

First Quarter 2023
($ in thousands)	Gross	Tax	Net
Net income	$114,759	22,185	92,574
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	65,925	13,846	52,079
Unrealized gains (losses) on securities with credit loss recognized in earnings	22,431	4,710	17,721
Amounts reclassified into net income:
Net realized (gains) losses on disposals and intent-to-sell AFS securities	6,104	1,282	4,822
Credit loss (benefit) expense	(9,529)	(2,002)	(7,527)
Total unrealized gains (losses) on investment securities	84,931	17,836	67,095
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial (gain) loss	757	159	598
Total defined benefit pension and post-retirement plans	757	159	598
Other comprehensive income (loss)	85,688	17,995	67,693
Comprehensive income (loss)	$200,447	40,180	160,267

The balances of, and changes in, each component of accumulated other comprehensive income (loss) ("AOCI") (net of taxes) as of March 31, 2024, were as follows:

March 31, 2024	Net Unrealized Gains (Losses) on Investment Securities			Defined Benefit Pension and Post-Retirement Plans	Total AOCI
($ in thousands)	Credit Loss Related[1]	All Other	Investments Subtotal
Balance, December 31, 2023	$(84,442)	(194,628)	(279,070)	(93,931)	(373,001)
OCI before reclassifications	(2,474)	(12,293)	(14,767)	—	(14,767)
Amounts reclassified from AOCI	2,093	(61)	2,032	764	2,796
Net current period OCI	(381)	(12,354)	(12,735)	764	(11,971)
Balance, March 31, 2024	$(84,823)	(206,982)	(291,805)	(93,167)	(384,972)
1Represents change in unrealized gains (losses) on securities with credit loss recognized in earnings.

The reclassifications out of AOCI were as follows:

	Quarter ended March 31,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2024	2023
Net realized (gains) losses on disposals and intent-to-sell AFS securities
Net realized (gains) losses	$(78)	6,104	Net realized and unrealized investment gains (losses)
Tax (benefit) expense	17	(1,282)	Total federal income tax expense
Net of taxes	(61)	4,822	Net income
Credit loss related
Credit loss (benefit) expense	2,650	(9,529)	Net realized and unrealized investment gains (losses)
Tax (benefit) expense	(557)	2,002	Total federal income tax expense
Net of taxes	2,093	(7,527)	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	222	175	Loss and loss expense incurred
Net actuarial loss	745	582	Other insurance expenses
Total	967	757	Income before federal income tax
Tax (benefit) expense	(203)	(159)	Total federal income tax expense
Net of taxes	764	598	Net income
Total reclassifications for the period	$2,796	(2,107)	Net income

NOTE 12. Earnings per Common Share
The following table presents the calculations of earnings per common share ("EPS") on a basic and diluted basis:

	Quarter ended March 31,
(in thousands, except per share amounts)	2024	2023
Net income available to common stockholders:	$80,218	90,274

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	60,827	60,536
Effect of dilutive securities - stock compensation plans	386	372
Weighted average common shares outstanding - diluted	61,213	60,908

EPS:
Basic	$1.32	1.49
Diluted	1.31	1.48

NOTE 13. Litigation
As of March 31, 2024, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

From time to time, our Insurance Subsidiaries also are named as defendants in other legal actions, some asserting claims for substantial amounts. Plaintiffs may style these actions as class actions and seek judicial certification of a state or national class for allegations involving our business practices, such as improper medical provider reimbursement under workers compensation and personal and commercial automobile insurance policies or improper reimbursement for automobile parts. Similarly, our Insurance Subsidiaries can be named defendants in individual actions seeking extra-contractual damages, punitive damages, or penalties, often alleging bad faith in handling insurance claims. We believe that we have valid defenses to these allegations and account for such activity by establishing unpaid loss and loss expense reserves. Considering estimated losses and defense costs reserves, we expect that any potential ultimate liability for these other legal actions will not be material to our consolidated financial condition. As litigation outcomes are inherently unpredictable and the amounts sought in certain actions are large or indeterminate, adverse outcomes could potentially have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
The terms "Company," "we," "us," and "our" refer to Selective Insurance Group, Inc. (the "Parent"), and its subsidiaries, except as expressly indicated or the context otherwise requires. Certain statements in this Quarterly Report on Form 10-Q, including information incorporated by reference, are “forward-looking statements” defined in the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The PSLRA provides a forward-looking statement safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements discuss our intentions, beliefs, projections, estimations, or forecasts of future events and financial performance. They involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, activity levels, or performance to materially differ from those in or implied by the forward-looking statements. In some cases, forward-looking statements include the words “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “target,” “project,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek,” “likely,” “continue,” or comparable terms. Our forward-looking statements are only predictions; we cannot guarantee or assure that such expectations will prove correct. We undertake no obligation to publicly update or revise any forward-looking statements for any reason except as may be required by law.

We discuss the factors that could cause our actual results to differ materially from our projects, forecasts, or estimates in forward-looking statements in Item 1A. “Risk Factors.” in Part II. “Other Information” of this Form 10-Q. These risk factors may not be exhaustive. We operate in a constantly changing business environment, and new risk factors may emerge at any time. We can neither predict these new risk factors nor assess their impact, if any, on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from any forward-looking statements. Given these risks, uncertainties, and assumptions, the forward-looking events we discuss in this report might not occur.

Introduction
We classify our business into four reportable segments:

•Standard Commercial Lines;
•Standard Personal Lines;
•Excess and Surplus Lines ("E&S Lines"); and
•Investments.

For more details about these segments, refer to Note 9. "Segment Information" in Item 1. "Financial Statements." of this Form 10-Q and Note 12. "Segment Information" in Item 8. "Financial Statements and Supplementary Data." of our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report").

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

The following is Management’s Discussion and Analysis (“MD&A”) of our financial condition and consolidated results of operations, including an evaluation of the amounts and certainty of cash flows from operations and outside sources, trends, and uncertainties that may have a material impact in future periods. Investors should read the MD&A in conjunction with Item 1. "Financial Statements." of this Form 10-Q and the consolidated financial statements in our 2023 Annual Report filed with the United States ("U.S.") Securities and Exchange Commission.

In the MD&A, we will discuss and analyze the following:

•Critical Accounting Policies and Estimates;
•Financial Highlights of Results for the first quarters ended March 31, 2024 (“First Quarter 2024”) and March 31, 2023 (“First Quarter 2023”);
•Results of Operations and Related Information by Segment;
•Federal Income Taxes;
•Liquidity and Capital Resources; and
•Ratings.

Critical Accounting Policies and Estimates
Our unaudited interim consolidated financial statements include amounts for which we have made informed estimates and judgments for transactions not yet completed. Such estimates and judgments affect the reported amounts in the consolidated financial statements. As outlined in our 2023 Annual Report, those estimates and judgments most critical to the preparation of the consolidated financial statements involved the following: (i) reserve for loss and loss expense; (ii) investment valuation and the allowance for credit losses on available-for-sale ("AFS") fixed income securities; and (iii) reinsurance. These estimates and judgments require our use of assumptions about highly uncertain matters, making them subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. For additional information regarding our critical accounting policies and estimates, refer to pages 39 through 47 of our 2023 Annual Report.

Financial Highlights of Results for First Quarter 2024 and First Quarter 20231

($ and shares in thousands, except per share amounts)	Quarter ended March 31,		Change % or Points
	2024	2023
Financial Data:
Revenues	$1,164,959	999,820	17%
After-tax net investment income	85,640	73,052	17
After-tax underwriting income	15,034	30,955	(51)
Net income before federal income tax	102,566	114,759	(11)
Net income	82,518	92,574	(11)
Net income available to common stockholders	80,218	90,274	(11)

Key Metrics:
Combined ratio	98.2%	95.7	2.5	pts
Invested assets per dollar of common stockholders' equity	$3.12	3.25	(4)%
Annualized after-tax yield on investment portfolio	3.9%	3.7	0.2	pts
Return on common equity ("ROE")	11.5	15.1	(3.6)
Net premiums written ("NPW") to statutory surplus	$1.55	1.46	6%

Per Common Share Amounts:
Diluted net income per share	$1.31	1.48	(11)%
Book value per share	46.17	40.82	13
Dividends declared per share to common stockholders	0.35	0.30	17

Non-GAAP Information:
Non-GAAP operating income[2]	$81,510	87,632	(7)%
Non-GAAP operating income per diluted common share[2]	1.33	1.44	(8)
Non-GAAP operating ROE[2]	11.7%	14.6	(2.9)	pts
Adjusted book value per common share[2]	$50.97	46.61	9%
1Refer to the Glossary of Terms attached to our 2023 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.
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

Reconciliations of our GAAP to non-GAAP measures are provided in the tables below:

Reconciliation of net income available to common stockholders to non-GAAP operating income	Quarter ended March 31,
($ in thousands)	2024	2023
Net income available to common stockholders	$80,218	90,274
Net realized and unrealized investment (gains) losses included in net income, before tax	1,635	(3,344)
Tax on reconciling items	(343)	702
Non-GAAP operating income	$81,510	87,632

Reconciliation of net income available to common stockholders per diluted common share to non-GAAP operating income per diluted common share	Quarter ended March 31,
	2024	2023
Net income available to common stockholders per diluted common share	$1.31	1.48
Net realized and unrealized investment (gains) losses included in net income, before tax	0.03	(0.05)
Tax on reconciling items	(0.01)	0.01
Non-GAAP operating income per diluted common share	$1.33	1.44

Reconciliation of ROE to non-GAAP operating ROE	Quarter ended March 31,
	2024	2023
ROE	11.5%	15.1
Net realized and unrealized investment (gains) losses included in net income, before tax	0.2	(0.6)
Tax on reconciling items	—	0.1
Non-GAAP operating ROE	11.7%	14.6

Reconciliation of book value per common share to adjusted book value per common share	Quarter ended March 31,
	2024	2023
Book value per common share	$46.17	40.82
Total unrealized investment (gains) losses included in accumulated other comprehensive income (loss), before tax	6.08	7.32
Tax on reconciling items	(1.28)	(1.53)
Adjusted book value per common share	$50.97	46.61

The components of our ROE and non-GAAP operating ROE are as follows:

ROE and non-GAAP operating ROE Components	Quarter ended March 31,		Change Points
	2024	2023
Standard Commercial Lines Segment	1.2%	5.1	(3.9)
Standard Personal Lines Segment	(0.6)	(1.7)	1.1
E&S Lines Segment	1.6	1.8	(0.2)
Total insurance operations	2.2	5.2	(3.0)

Investment income	12.3	12.2	0.1
Net realized and unrealized investment gains (losses)	(0.2)	0.5	(0.7)
Total investments segment	12.1	12.7	(0.6)

Other	(2.8)	(2.8)	—

ROE	11.5	15.1	(3.6)
Net realized and unrealized investment (gains) losses, after tax	0.2	(0.5)	0.7
Non-GAAP operating ROE	11.7	14.6	(2.9)

In First Quarter 2024, we generated an ROE of 11.5%, compared to 15.1% in First Quarter 2023. Our non-GAAP operating ROE of 11.7% was below our First Quarter 2023 non-GAAP operating ROE of 14.6% and slightly below our target of 12%. The non-GAAP operating ROE decrease in First Quarter 2024 compared to First Quarter 2023 was driven by a $15.9 million, or 3.0-point, reduction in after-tax underwriting income, primarily attributable to unfavorable prior year casualty reserve development, partially offset by an improved expense ratio and lower net catastrophe losses in First Quarter 2024. Unfavorable prior year casualty reserve development was $35.0 million in First Quarter 2024, compared to favorable prior year casualty reserve development of $13.0 million in First Quarter 2023. During First Quarter 2024, we recorded unfavorable prior year casualty reserve development of $50.0 million in our general liability line of business, primarily in accident years 2020 through 2023, resulting from elevated and uncertain loss trends driven primarily by social inflation. Despite planning for higher expected loss trends, claim emergence in First Quarter 2024 exceeded our expectations. Partially offsetting the $50.0 million unfavorable prior year casualty reserve development was $15.0 million of favorable prior year casualty reserve development in our workers compensation line of business. For additional qualitative discussion on prior year casualty reserve development, refer to the insurance segment sections below.

Outlook
We entered 2024 with a strong capital position and solid operational results, well-positioned to navigate the ongoing challenges of elevated economic and social inflation and financial market volatility. We continue to focus on delivering on our strategy for disciplined and profitable growth within our insurance operation segments by:

•Standard Commercial Lines
◦Achieving overall Standard Commercial Lines renewal pure price increases that reflect our current profitability and forward loss trend expectations;
◦Continuing to expand our Standard Commercial Lines market share by (i) increasing our share towards our 12% target of our agents' premiums, (ii) strategically appointing new agents, and (iii) maximizing new business growth in the small business market through the use of our enhanced small business platform; and
◦Expanding our geographic footprint. In April 2024, we added West Virginia and Maine to our footprint, now covering 32 states. Subject to regulatory approvals, we expect to add Nevada, Washington, and Oregon later this year, and Kansas, Montana, and Wyoming in 2025. Over time, we plan to expand our Standard Commercial Lines footprint into most of the contiguous U.S.

•E&S Lines
◦Achieving E&S Lines renewal pure price increases that reflect our current profitability and forward loss trend expectations; and
◦Continuing to invest in product expansion, risk evaluation, and operational efficiency for small and middle market E&S accounts.

•Standard Personal Lines
◦Taking aggressive actions to improve the profitability of our Standard Personal Lines segment by:
▪Prioritizing additional rate filings on a state-by-state basis and further refining our pricing factors. These filed rate increases began to take effect early in 2023, increasing in number and magnitude throughout the year, have continued into 2024, and are expected to continue throughout the year. We project our overall written renewal rate increase to be in excess of 20% for the full year.
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

For 2024, we increased our expectation for the GAAP combined ratio reflecting unfavorable prior year casualty reserve development and current year loss cost increases in the first quarter, while maintaining other full-year expectations as follows:

•A GAAP combined ratio of 96.5%, up from prior guidance of 95.5%, including net catastrophe losses of 5.0 points. Our combined ratio estimate assumes no additional prior year casualty reserve development;
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

Results of Operations and Related Information by Segment

Insurance Operations
The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter ended March 31,		Change % or Points
($ in thousands)	2024	2023
Insurance Operations Results:
NPW	$1,156,621	999,768	16%
Net premiums earned (“NPE”)	1,050,944	902,336	16
Less:
Loss and loss expense incurred	704,292	567,438	24
Net underwriting expenses incurred	324,367	293,943	10
Dividends to policyholders	3,254	1,772	84
Underwriting income	$19,031	39,183	(51)%
Combined Ratios:
Loss and loss expense ratio	67.0%	62.9	4.1	pts
Underwriting expense ratio	30.9	32.6	(1.7)
Dividends to policyholders ratio	0.3	0.2	0.1
Combined ratio	98.2	95.7	2.5

The NPW growth of 16% in First Quarter 2024 compared to First Quarter 2023 reflected (i) overall renewal pure price increases, and (ii) higher direct new business, as shown in the following table:

	Quarter ended March 31,
($ in millions)	2024	2023
Direct new business premiums	$260.8	216.9
Renewal pure price increases	8.1%	6.6

Our NPW growth in First Quarter 2024 also benefited from stable retention and exposure growth on renewal policies.

The increase in NPE in First Quarter 2024 compared to First Quarter 2023 resulted from the same impacts to NPW described above.

Loss and Loss Expenses
The loss and loss expense ratio increased 4.1 points in First Quarter 2024 compared to First Quarter 2023, primarily due to the following:

	First Quarter 2024			First Quarter 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$55.2	5.3	pts	$55.3	6.1	pts	(0.8)	pts
(Favorable) unfavorable prior year casualty reserve development	35.0	3.3		(13.0)	(1.4)		4.7
Non-catastrophe property loss and loss expenses	171.2	16.3		148.2	16.4		(0.1)
Total	$261.4	24.9		$190.5	21.1		3.8

Details of the prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended March 31,
($ in millions)	2024		2023
General liability	$50.0		—
Workers compensation	(15.0)		(10.0)
Total Standard Commercial Lines	35.0		(10.0)

Homeowners	(5.0)		—
Personal automobile	5.0		2.0
Total Standard Personal Lines	—		2.0

E&S	—		(5.0)

Total (favorable) unfavorable prior year casualty reserve development	$35.0		(13.0)

(Favorable) unfavorable impact on loss ratio	3.3	pts	(1.4)

Prior year casualty reserve development in First Quarter 2024 was an unfavorable $35.0 million, or 3.3 points, compared to $13.0 million, or 1.4 points, of favorable development in First Quarter 2023. This quarter's unfavorable development of $50.0 million in our general liability line of business was driven by increased severities in accident years 2020 through 2023, and was partially offset by favorable workers compensation development of $15.0 million. For additional qualitative discussion on prior year casualty reserve development, refer to the insurance segment sections below.

Net catastrophe losses were lower in First Quarter 2024 compared to First Quarter 2023, despite experiencing slightly more Property Claim Services named events in First Quarter 2024 that impacted our footprint. Net catastrophe losses in both periods primarily impacted our commercial property and homeowners lines of businesses, resulting from winter storms and wind and thunderstorm events.

Underwriting Expenses
The underwriting expense ratio decreased 1.7 points in First Quarter 2024 compared to First Quarter 2023, primarily due to premium growth outpacing the growth in underwriting expenses.

Standard Commercial Lines Segment

	Quarter ended March 31,		Change % or Points
($ in thousands)	2024	2023
Insurance Segments Results:
NPW	$931,677	813,316	15%
NPE	834,110	731,615	14
Less:
Loss and loss expense incurred	555,833	447,326	24
Net underwriting expenses incurred	264,642	243,596	9
Dividends to policyholders	3,254	1,772	84
Underwriting income	10,381	38,921	(73)
Combined Ratios:
Loss and loss expense ratio	66.7%	61.2	5.5	pts
Underwriting expense ratio	31.7	33.3	(1.6)
Dividends to policyholders ratio	0.4	0.2	0.2
Combined ratio	98.8	94.7	4.1

NPW growth of 15% in First Quarter 2024 compared to First Quarter 2023 reflected (i) renewal pure price increases, (ii) higher direct new business, and (iii) strong retention as shown in the table below. In addition, NPW growth benefited from strong exposure growth on renewal policies.

	Quarter ended March 31,
($ in millions)	2024	2023
Direct new business premiums	$172.1	147.7
Retention	86	86
Renewal pure price increases	7.6	7.0

The increase in NPE in First Quarter 2024 compared to the First Quarter 2023 resulted from the same impacts to NPW described above.

The loss and loss expense ratio increased 5.5 points in First Quarter 2024 compared to First Quarter 2023, primarily driven by the following:

	First Quarter 2024			First Quarter 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$38.5	4.6	pts	$35.1	4.8	(0.2)	pts
Non-catastrophe property loss and loss expenses	115.0	13.8		105.5	14.4	(0.6)
(Favorable) unfavorable prior year casualty reserve development	35.0	4.2		(10.0)	(1.4)	5.6
Total	$188.5	22.6		$130.6	17.8	4.8

Prior year casualty reserve development in First Quarter 2024 was unfavorable by $35.0 million, or 4.2 points, compared to $10.0 million, or 1.4 points, of favorable development in First Quarter 2023. Despite increasing our overall expected loss trend in recent years, paid loss severities emerged more significantly than expected in First Quarter 2024. As a result, we recorded $50.0 million unfavorable prior year casualty reserve development in our general liability line of business, primarily driven by increased severities in accident years 2020 through 2023. This unfavorable development was partially offset by favorable workers compensation development of $15.0 million.

In addition, the loss and loss expense ratio was impacted by an increase in current year casualty loss costs of 0.7 points in First Quarter 2024 compared to First Quarter 2023, primarily due to increased loss trend expectations in response to social inflationary impacts. Refer to the line of business sections below for qualitative discussion on the significant drivers of unfavorable prior year casualty reserve development and current year loss costs.

The underwriting expense ratio decreased 1.6 points in First Quarter 2024 compared to First Quarter 2023, primarily due to premium growth outpacing the growth in underwriting expenses in First Quarter 2024 compared to First Quarter 2023.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
	Quarter ended March 31,		Change % or Points[1]
($ in thousands)	2024	2023
NPW	$307,444	272,126	13%
Direct new business	50,229	44,731	n/a
Retention	87%	86	n/a
Renewal pure price increases	6.5	5.5	n/a
NPE	$273,415	243,349	12%
Underwriting income	(29,441)	27,126	(209)
Combined ratio	110.8%	88.9	21.9	pts
% of total Standard Commercial Lines NPW	33	33
1n/a: not applicable.

NPW grew 13% in First Quarter 2024 compared to First Quarter 2023, benefiting from exposure growth on renewal policies, strong retention, renewal pure price increases, and higher direct new business.

The combined ratio increased 21.9 points in First Quarter 2024 compared to First Quarter 2023, primarily driven by unfavorable prior year casualty reserve development as follows:

	First Quarter 2024			First Quarter 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Unfavorable prior year casualty reserve development	$50.0	18.3	pts	$—	—	18.3	pts

This line of business has experienced a long-term historical trend of meaningful severity increases, which have been partially offset by decreases in claim frequencies. The trend of lower frequencies has continued, while prior year severities have developed adversely, previously impacting the pre-pandemic period but now extending into the more recent accident years. We attribute the increased severities to elevated social inflation, which we see as an industry dynamic characterized by higher propensity for attorney representation and litigation, longer settlement times, and higher settlement values. Certain jurisdictions with expanded liability theories and higher damage awards pose heightened challenges. We are closely monitoring these jurisdictions and the broader trends across our business.

The unfavorable prior year casualty reserve development in First Quarter 2024 was primarily due to these social inflationary impacts. In response to social inflationary impacts, we have been embedding higher severity assumptions in our initial loss ratio estimates in recent years, which more recently are materializing in actual paid results. Despite planning for higher expected loss trends, claim emergence on paid losses in First Quarter 2024 exceeded our expectations and drove the unfavorable prior year development of $50.0 million, primarily in accident years 2020 through 2023. There was no prior year casualty reserve development in First Quarter 2023.

Additionally, the combined ratio was impacted by an increase in current year casualty loss costs of 4.5 points in First Quarter 2024 compared to First Quarter 2023, primarily driven by an increase to our loss trend expectations in response to increases in social inflationary impacts.

We believe that social inflation and elevated loss trends are an industry dynamic, and may lead to an acceleration of rate increases in this line of business. During First Quarter 2024, our renewal pure price increase in this line of business was 6.5%, up from 5.7% last quarter, and 5.4% for full-year 2023. We expect increases in our general liability pricing to accelerate in the coming months.

Commercial Automobile
	Quarter ended March 31,		Change % or Points[1]
($ in thousands)	2024	2023
NPW	$285,601	240,183	19%
Direct new business	47,795	36,976	n/a
Retention	86%	86	n/a
Renewal pure price increases	10.4	10.0	n/a
NPE	$251,720	217,371	16%
Underwriting (loss) income	262	(11,741)	102
Combined ratio	99.9%	105.4	(5.5)	pts
% of total Standard Commercial Lines NPW	31	30
1n/a: not applicable.

NPW grew 19% in First Quarter 2024 compared to First Quarter 2023, benefiting from renewal pure price increases, higher direct new business, and strong retention. This higher new business and strong retention contributed to an 8% growth of in-force vehicle counts as of March 31, 2024 compared to March 31, 2023.

The combined ratio decreased 5.5 points in First Quarter 2024 compared to First Quarter 2023, primarily driven by the following:

	First Quarter 2024			First Quarter 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$1.4	0.6	pts	$0.3	0.1	0.5	pts
Non-catastrophe property loss and loss expenses	44.3	17.6		46.7	21.5	(3.9)
Total	$45.7	18.2		$47.0	21.6	(3.4)

First Quarter 2024 experienced lower non-catastrophe property loss and loss expenses than First Quarter 2023, primarily due to lower claim frequencies.

The combined ratio decrease in First Quarter 2024 also reflected a decrease in current year casualty loss costs of 1.3 points, primarily driven by the earned impact of higher renewal pure price increases highlighted above.

In addition, the combined ratio benefited from a 1.1-point decrease in the underwriting expense ratio in First Quarter 2024 compared to First Quarter 2023, primarily due to premium growth outpacing the growth in underwriting expenses.

Commercial Property[1]
	Quarter ended March 31,		Change % or Points[2]
($ in thousands)	2024	2023
NPW	$174,512	151,604	15%
Direct new business	38,540	34,757	n/a
Retention	85%	85	n/a
Renewal pure price increases	10.9	9.5	n/a
NPE	$161,553	135,292	19%
Underwriting income	9,567	10,078	5
Combined ratio	94.1%	92.6	1.5	pts
% of total Standard Commercial Lines NPW	19	19
1includes Inland Marine.
2n/a: not applicable.

NPW grew 15% in First Quarter 2024 compared to First Quarter 2023, benefiting from renewal pure price increases, strong retention, exposure growth on renewal policies, and higher direct new business.

The combined ratio increased 1.5 points in First Quarter 2024 compared to First Quarter 2023, primarily driven by the following:

	First Quarter 2024			First Quarter 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$32.9	20.3	pts	27.7	20.5	(0.2)	pts
Non-catastrophe property loss and loss expenses	62.4	38.6		46.5	34.4	4.2
Total	$95.3	58.9		74.2	54.9	4.0

We experienced higher non-catastrophe property loss and loss expense ratios in First Quarter 2024 compared to First Quarter 2023. This change continues to reflect the variability from period to period that is normally associated with the commercial property line of business. We continue to manage our long-term profitability through (i) price increases, and (ii) targeted underwriting actions, including an ongoing focus on appropriate policy terms and conditions and achieving accurate insurance to value ratios.

The combined ratio was also impacted by a decrease in the underwriting expense ratio of 2.7 points in First Quarter 2024 compared to First Quarter 2023, primarily due to premium growth outpacing the growth in underwriting expenses.

Workers Compensation
	Quarter ended March 31,		Change % or Points[1]
($ in thousands)	2024	2023
NPW	$98,783	93,432	6%
Direct new business	18,483	17,620	n/a
Retention	85%	84	n/a
Renewal pure price increases (decreases)	(2.6)	(1.1)	n/a
NPE	$87,777	84,184	4%
Underwriting income	18,193	14,586	25
Combined ratio	79.3%	82.7	(3.4)	pts
% of total Standard Commercial Lines NPW	11	11
1n/a: not applicable.

NPW increased 6% in First Quarter 2024 compared to First Quarter 2023, primarily due to higher direct new business, strong retention, and exposure growth on renewal policies.

The combined ratio decreased 3.4 points in First Quarter 2024 compared to First Quarter 2023, primarily driven by favorable prior year casualty reserve development as follows:

	First Quarter 2024			First Quarter 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) prior year casualty reserve development	$(15.0)	(17.1)	pts	$(10.0)	(11.9)	(5.2)	pts

The favorable prior year casualty reserve development in First Quarter 2024 was primarily due to lower loss severities in accident years 2021 and prior. The favorable prior year casualty reserve development in First Quarter 2023 was primarily due to improved loss severities in accident years 2020 and prior.

In addition, the combined ratio benefited from a decrease in the underwriting expense ratio of 1.2 points in First Quarter 2024, compared to First Quarter 2023, primarily due to premium growth outpacing the growth in underwriting expenses.

Offsetting the combined ratio decreases mentioned above, the First Quarter 2024 combined ratio was adversely impacted by an increase in current year casualty loss costs of 3.5 points, primarily driven by the negative rate environment that has been impacting this line for several years.

Standard Personal Lines Segment

	Quarter ended March 31,		Change % or Points
($ in thousands)	2024	2023
Insurance Segments Results:
NPW	$99,904	85,278	17%
NPE	103,846	81,870	27
Less:
Loss and loss expense incurred	84,344	73,168	15
Net underwriting expenses incurred	24,837	21,775	14
Underwriting income (loss)	$(5,335)	(13,073)	59
Combined Ratios:
Loss and loss expense ratio	81.2%	89.4	(8.2)	pts
Underwriting expense ratio	23.9	26.6	(2.7)
Combined ratio	105.1	116.0	(10.9)

NPW increased 17% in First Quarter 2024 compared to First Quarter 2023, due to renewal pure price increases, exposure growth on renewal policies, and higher average policy sizes from our mass affluent market strategy, partially offset by reductions in direct new business and retention. New policy counts were down 37% in First Quarter 2024 compared to First Quarter 2023 These reductions were anticipated given the level of rate increases we are implementing as part of our overall profit improvement plan.

	Quarter ended March 31,
($ in millions)	2024	2023
Direct new business premiums[1]	$21.3	26.3
Retention	83%	87
Renewal pure price increases	14.3	1.8
1Excludes our Flood direct premiums written, which is 100% ceded to the NFIP and therefore, has no impact on our NPW.

We are taking aggressive actions to improve the profitability of this business by continuing to prioritize additional rate filings on a state-by-state basis to mitigate inflationary impacts, and refining our pricing factors. These filed rate increases began to take effect early in 2023, increasing in number and magnitude throughout the year, have continued into 2024, and are expected to continue throughout the year. Our 14.3% renewal pure price increase achieved in First Quarter 2024 met our expectations, and keeps us on track to achieve an increase in excess of 20% for the full year. In addition, we are seeking to improve profitability within our homeowners' line of business by introducing new policy terms and conditions, including (i) coverage for older roofs based on a schedule of factors rather than replacement cost, and (ii) implementing mandatory wind/hail deductibles in states exposed to severe convective storms, where allowed by law.

The increase in NPE in First Quarter 2024 compared to First Quarter 2023 resulted from the same impacts to NPW described above.

The loss and loss expense ratio decreased 8.2 points in First Quarter 2024 compared to First Quarter 2023, driven by the following:

	First Quarter 2024			First Quarter 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$11.8	11.4	pts	14.6	17.9	(6.5)	pts
Non-catastrophe property loss and loss expenses	41.9	40.3		33.8	41.3	(1.0)
Unfavorable prior year casualty reserve development	—	—		2.0	2.4	(2.4)
Total	$53.7	51.7		50.4	61.6	(9.9)

The decrease in net catastrophe losses in First Quarter 2024 compared to First Quarter 2023, was primarily due to two large wind and thunderstorm events in First Quarter 2023 that primarily impacted our homeowners line of business.

We experienced $5.0 million of favorable prior year casualty reserve development on our homeowners line of business in First Quarter 2024, primarily due to lower loss severities in accident years 2021 and prior. This favorable development was offset by $5.0 million of unfavorable prior year casualty reserve development on our personal automobile line of business in First Quarter 2024, primarily driven by increased loss severities in accident years 2021 through 2023. The unfavorable prior year casualty reserve development in First Quarter 2023 was primarily due to increased loss severities in accident year 2022 on our personal automobile line of business.

In addition, the loss and loss expense ratio was adversely impacted by an increase in current year casualty loss costs of 1.8 points in First Quarter 2024 compared to First Quarter 2023, primarily due to an expected increase in claim frequencies in the current year.

The underwriting expense ratio decreased 2.7 points in First Quarter 2024 compared to First Quarter 2023, primarily due to premium growth outpacing the growth in underwriting expenses.

E&S Lines Segment

	Quarter ended March 31,		Change % or Points
($ in thousands)	2024	2023
Insurance Segments Results:
NPW	$125,040	101,174	24%
NPE	112,988	88,851	27
Less:
Loss and loss expense incurred	64,115	46,944	37
Net underwriting expenses incurred	34,888	28,572	22
Underwriting income (loss)	13,985	13,335	5
Combined Ratios:
Loss and loss expense ratio	56.7%	52.8	3.9	pts
Underwriting expense ratio	30.9	32.2	(1.3)
Combined ratio	87.6	85.0	2.6

NPW grew 24% in First Quarter 2024 compared to First Quarter 2023, reflecting renewal pure price increases and higher direct new business as shown in the table below. In addition, NPW growth in First Quarter 2024 benefited from both property and casualty exposure growth on renewal policies, driven by increased property values, as well as higher rate per exposure.

	Quarter ended March 31,
($ in millions)	2024	2023
Direct new business premiums	$67.4	42.9
Renewal pure price increases	5.2%	7.4

The increase in NPE in First Quarter 2024 compared to First Quarter 2023 resulted from the same impacts to NPW described above.

The loss and loss expense ratio increased 3.9 points in First Quarter 2024 compared to First Quarter 2023, primarily driven by the following:

	First Quarter 2024			First Quarter 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$4.9	4.3	pts	$5.6	6.3	(2.0)	pts
Non-catastrophe property loss and loss expenses	14.3	12.6		8.9	10.1	2.5
(Favorable) prior year casualty reserve development	—	—		(5.0)	(5.6)	5.6
Total	$19.2	16.9		$9.5	10.8	6.1

While the frequency of wind and thunderstorm events remained largely consistent, the severity of these events was lower in First Quarter 2024 compared to First Quarter 2023, resulting in a decrease in net catastrophe losses.

We experienced higher non-catastrophe property loss and loss expenses in First Quarter 2024 compared to First Quarter 2023, primarily due to several large fires, reflecting the continued variability from period to period that is normally associated with our E&S property line of business.

There was no prior year casualty reserve development in First Quarter 2024. The favorable prior year casualty reserve development in First Quarter 2023 was primarily due to lower severities in accident years 2021 and prior.

In addition, the loss and loss expense ratio was favorably impacted by a decrease in current year casualty loss costs of 2.3 points in First Quarter 2024 compared to First Quarter 2023, primarily due to the mix of business between our property and casualty lines of business. Our E&S property line of business, which has a lower loss ratio compared to our E&S casualty line of business, represented a larger portion of this segment in First Quarter 2024 compared to First Quarter 2023, resulting in a lower blended current year loss cost in First Quarter 2024.

The 1.3-point decrease in the underwriting expense ratio in First Quarter 2024 compared to First Quarter 2023, was primarily due to premium growth outpacing the growth in underwriting expenses.

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

The effective duration of our fixed income and short-term investments was 4.0 years as of March 31, 2024. The effective duration is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. Purchases and sales are made with the intent of maximizing investment returns in the current market environment, while balancing capital preservation.

Our fixed income and short-term investments represented 92% of our invested assets and had investment grade holdings representing 96% of the total debt portfolio as of March 31, 2024 and December 31, 2023. Our fixed income and short-term investments portfolio had a weighted average credit rating of "A+" as of March 31, 2024 and "AA-" as of December 31, 2023.

For further details on the composition, credit quality, and various risks to which our portfolio is subject, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2023 Annual Report.

Total Invested Assets
($ in thousands)	March 31, 2024	December 31, 2023	Change
Total invested assets	$8,745,681	8,693,729	1%
Invested assets per dollar of common stockholders' equity	3.12	3.16	(1)

Components of unrealized gains (losses) – before tax:
Fixed income securities	(369,373)	(353,253)	5%
Equity securities	4,771	4,079	17%
Net unrealized gains (losses) – before tax	(364,602)	(349,174)	4%
Components of unrealized gains (losses) – after tax:
Fixed income securities	(291,805)	(279,070)	5%
Equity securities	3,769	3,223	17%
Net unrealized gains (losses) – after tax	(288,036)	(275,847)	4%

Invested assets increased $52.0 million at March 31, 2024, compared to December 31, 2023, reflecting our active investment of operating and investing cash flows. Operating cash flows during First Quarter 2024 were 10% of NPW.

Net Investment Income
The components of net investment income earned were as follows:

	Quarter ended March 31,		Change % or Points
($ in thousands)	2024	2023
Fixed income securities	$94,102	80,087	17%
Commercial mortgage loans ("CMLs")	2,794	1,965	42
Equity securities	4,908	1,205	307
Short-term investments	3,519	4,650	(24)
Alternative investments	6,881	7,768	(11)
Other investments	263	43	512
Investment expenses	(4,618)	(4,212)	10
Net investment income earned – before tax	107,849	91,506	18
Net investment income tax expense	(22,209)	(18,454)	20
Net investment income earned – after tax	$85,640	73,052	17
Effective tax rate	20.6%	20.2	0.4	pts
Annualized after-tax yield on fixed income investments	4.0	3.8	0.2
Annualized after-tax yield on investment portfolio	3.9	3.7	0.2

After-tax net investment income earned increased 17% in First Quarter 2024 compared to First Quarter 2023, primarily driven by active portfolio management and the reinvestment of cash flows in a higher interest rate environment, which provided the opportunity to increase the embedded pre-tax book yield by 60 basis points over the course of 2023. During First Quarter 2024, our pre-tax book yield improved an additional six basis points, bringing our pre-tax book yield to 4.8% as of March 31, 2024.

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

	Quarter ended March 31,		Change %
($ in thousands)	2024	2023
Net realized gains (losses) on disposals	$170	(9,146)	(102)%
Net unrealized gains (losses) on equity securities	692	3,248	(79)
Net credit loss benefit (expense) on fixed income securities, AFS	(2,650)	9,529	(128)
Net credit loss benefit (expense) on CMLs	168	17	888
Losses on securities for which we have the intent to sell	(15)	(304)	(95)
Total net realized and unrealized investment gains (losses)	$(1,635)	3,344	(149)

Federal Income Taxes
The following table provides information regarding federal income taxes and reconciles federal income tax at the corporate rate to the effective tax rate:

	Quarter ended March 31,
($ in thousands)	2024	2023
Tax at statutory rate	$21,539	24,099
Tax-advantaged interest	(402)	(720)
Dividends received deduction	(38)	(68)
Executive compensation	1,323	740
Stock-based compensation	(1,439)	(1,613)
Other	(935)	(253)
Federal income tax expense	$20,048	22,185
Income before federal income tax, less preferred stock dividends	$100,266	112,459
Effective tax rate	20.0%	19.7

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

The Parent's cash and components of its investment portfolio were as follows:

($ in thousands)	March 31, 2024	December 31, 2023
Fixed income securities	$328,821	421,089
Equity securities	53,123	50,920
Short-term investments	77,670	17,671
Alternative investments	16,648	18,134
Cash	124	180
Total investments and cash	$476,386	507,994

Short-term investments have historically been maintained in “AAA” rated money market funds and fixed income securities are comprised of high-quality, liquid government and corporate securities.

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

The Insurance Subsidiaries paid $44 million in total dividends to the Parent in First Quarter 2024. As of December 31, 2023, our allowable ordinary maximum dividend is $316 million for 2024. All Insurance Subsidiary dividends to the Parent are (i) subject to the approval and/or review of its domiciliary state insurance regulator, and (ii) generally payable only from earned statutory surplus reported in its annual statements as of the preceding December 31. Although domiciliary state insurance regulators have historically approved dividends, there is no assurance they will approve future Insurance Subsidiary dividends.

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

For additional information regarding dividend restrictions and financial covenants, where applicable, see Note 11. "Indebtedness," Note 17. "Equity," and Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report.

Line of Credit
On November 7, 2022, the Parent entered into a Credit Agreement with the lenders named therein (the “Lenders”) and Wells Fargo Bank, National Association, as Administrative Agent ("Line of Credit"). Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility that can be increased to $125 million with the Lenders' consent. No borrowings were made under the Line of Credit in First Quarter 2024. The Line of Credit will mature on November 7, 2025, and has a variable interest rate based on the Parent’s debt ratings. We expect to continue to maintain a credit facility for liquidity purposes. For additional information regarding the Line of Credit and corresponding representations, warranties, and covenants, refer to Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report. We met all covenants under our Line of Credit as of March 31, 2024.

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

Branch	Insurance Subsidiary Member
FHLBI	Selective Insurance Company of South Carolina[1] Selective Insurance Company of the Southeast[1]
FHLBNY	Selective Insurance Company of America Selective Insurance Company of New York ("SICNY")
1These subsidiaries are jointly referred to as the "Indiana Subsidiaries" because they are domiciled in Indiana.

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year. SICNY is domiciled in New York, which limits its FHLBNY borrowings to the lesser of 5% of admitted assets for the most recently completed fiscal quarter or 10% of the previous year-end's admitted assets. As of March 31, 2024, we had remaining capacity of $528.3 million for FHLB borrowings, with a $21.3 million additional stock purchase requirement to allow the member companies to borrow their remaining capacity amounts.

Short-term Borrowings
We did not make any short-term borrowings from FHLB branches during First Quarter 2024.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries, approved by the Indiana Department of Insurance, that provide the Parent with additional intercompany liquidity. Like the Line of Credit, these lending agreements limit the Parent’s borrowings from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The outstanding balance on these intercompany loans was $62.0 million as of March 31, 2024, and $67.0 million as of December 31, 2023. The remaining capacity under these intercompany loan agreements was $119.5 million as of March 31, 2024, and $114.5 million as of December 31, 2023. Additionally, we have other insurance regulator-approved intercompany agreements in place that facilitate liquidity management between the Parent and the Insurance Subsidiaries to enhance flexibility.

Capital Market Activities
The Parent had no private or public stock issuances during First Quarter 2024. In addition, we had no common stock share repurchases during First Quarter 2024 under our existing share repurchase program. We had $84.2 million of remaining capacity under our share repurchase program as of March 31, 2024. For additional information on the share repurchase program, refer to Note 17. “Equity” in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report.

Uses of Liquidity
The Parent uses the liquidity generated from the sources discussed above to pay dividends to our stockholders, among other things. Dividends on shares of the Parent's common and preferred stock are declared and paid at the discretion of the Board based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. On May 1, 2024, our Board declared:

•A quarterly cash dividend on common stock of $0.35 per common share that is payable June 3, 2024, to holders of record on May 15, 2024; and
•A quarterly cash dividend of $287.50 per share on our 4.60% Non-Cumulative Preferred Stock, Series B (equivalent to $0.28750 per depository share) payable on June 17, 2024, to holders of record as of June 3, 2024.

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

Capital Resources
Capital resources ensure we can pay policyholder claims, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At March 31, 2024, we had GAAP stockholders' equity of $3.0 billion and statutory surplus of $2.8 billion. With total debt of $503.3 million at March 31, 2024, our debt-to-capital ratio was 14.3%. For additional information on our statutory surplus, see Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report.

The following table summarizes certain contractual obligations we had at March 31, 2024, that may require us to invest additional amounts into our investment portfolio, which we would fund primarily with operating cash flows.

($ in millions)	Amount of Obligation
Alternative and other investments	$259.7
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	96.8
Non-publicly traded common stock within our equity portfolio	32.6
CMLs	1.6
Privately-placed corporate securities	33.8
Total	$424.5

There is no certainty (i) that any such additional investments will be required, and (ii) about the timing of funding. We expect to have the capacity to fund these commitments through our normal operating and investing activities as they come due.

Our current and long-term material cash requirements associated with (i) loss and loss expense reserves, (ii) contractual obligations under operating and financing leases for office space and equipment, and (iii) notes payable, funded primarily with operating cash flows, have not materially changed since December 31, 2023. The Insurance Subsidiaries' net loss and loss expense reserves duration was 3.1 years at December 31, 2023.

Our other cash requirements include, without limitation, dividends to stockholders, capital expenditures, and other operating expenses, including commissions to our distribution partners, labor costs, premium taxes, general and administrative expenses, and income taxes.

As of March 31, 2024, and December 31, 2023, we had no (i) material guarantees on behalf of others and trading activities involving non-exchange traded contracts accounted for at fair value, (ii) material transactions with related parties other than those disclosed in Note 18. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data.” of our 2023 Annual Report, and (iii) material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

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

Book value per common share increased 2% to $46.17 as of March 31, 2024, from $45.42 as of December 31, 2023, driven by $1.31 in net income available to common stockholders per diluted common share, partially offset by a $0.22 increase in unrealized losses on our fixed income securities portfolio and $0.35 in dividends to our common stockholders. The increase in net unrealized losses on our fixed income securities was primarily driven by an increase in benchmark U.S. Treasury rates. Our adjusted book value per share, which is book value per share excluding total after-tax unrealized gains or losses on investments included in accumulated other comprehensive income (loss), increased to $50.97 as of March 31, 2024, from 50.03 as of December 31, 2023.

Cash Flows
Net cash provided by operating activities decreased to $114.2 million in First Quarter 2024, compared to $135.8 million in First Quarter 2023, primarily driven by reduced underwriting results in our insurance operations. For more information on our underwriting results, refer to "Insurance Operations" above in this MD&A.

Net cash used in investing activities decreased to $86.0 million in First Quarter 2024, compared to $98.2 million in First Quarter 2023, as a result of investing less cash from operating activities. Operating cash flows were 10% of NPW in First Quarter 2024 compared to 14% of NPW in First Quarter 2023.

Net cash used in financing activities remained relatively flat at $29.6 million in First Quarter 2024, compared to $27.1 million in First Quarter 2023.

Ratings
Our ratings are as follows:

Nationally Recognized Statistical Rating Organizations	Financial Strength Rating	Outlook
AM Best Company	A+	Stable
Moody's Investors Services	A2	Positive
Fitch Ratings	A+	Stable
Standard & Poor's Global Ratings ("S&P")	A	Stable

On February 28, 2024, S&P reaffirmed our “A” rating with a “stable” outlook. In taking this rating action, S&P cited our (i) strong financial and business risk profiles, (ii) sound underwriting process that produces profitable operating performance, and (iii) very strong capital adequacy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information about market risk set forth in our 2023 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of such period are (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is appropriately accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions about required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during First Quarter 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incidental to our insurance operations, we are routinely engaged in legal proceedings with inherently unpredictable outcomes that could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Note 13. "Litigation" in Item 1. "Financial Statements." of this Form 10-Q and Item 1A. “Risk Factors.” below in Part II. “Other Information.” As of March 31, 2024, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS.

Certain risk factors can significantly impact our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change our actions in executing our long-term capital strategy. Examples include, without limitation, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our existing debt and/or equity securities, or increasing or decreasing common stockholders' dividends. We operate in a continually changing business environment, and new risk factors that we cannot predict or assess may emerge at anytime. Consequently, we can neither predict such new risk factors nor assess the potential future impact on our business. There have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors.” in our 2023 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding our purchases of our common stock in First Quarter 2024:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Programs (in millions)[2]
January 1 – 31, 2024	158	$100.66	—	$84.2
February 1 – 29, 2024	68,021	96.85	—	84.2
March 1 – 31, 2024	889	104.00	—	84.2
Total	69,068	$96.95	—	$84.2
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2024, no director or officer of the Company adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS.

Exhibit No.
*10.1+	Selective Insurance Group, Inc. 2024 Omnibus Stock Plan Service-Based Restricted Stock Unit Agreement.

*10.2+	Selective Insurance Group, Inc. 2024 Omnibus Stock Plan Performance-Based Restricted Stock Unit Agreement.

*10.3+	Selective Insurance Group, Inc. 2024 Omnibus Stock Plan Non-Employee Director Restricted Stock Unit Agreement.

*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

**101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

**104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL.
* Filed herewith.
** Furnished and not filed herewith.
+ Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	May 2, 2024	By: /s/ John J. Marchioni
John J. Marchioni
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

Date:	May 2, 2024	By: /s/ Anthony D. Harnett
Anthony D. Harnett
Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer
(principal financial officer and principal accounting officer)