Form 10-Q
period 2024-06-30
SELECTIVE INSURANCE GROUP INC
filed 2024-07-26
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 19, 2024, there were 60,833,139 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	June 30, 2024	December 31, 2023
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $18,556 – 2024; $21,923 – 2023)	$19,496	22,700
Less: allowance for credit losses	—	—
Fixed income securities, held-to-maturity, net of allowance for credit losses	19,496	22,700
Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $31,309 – 2024 and $28,212 – 2023; amortized cost: $8,080,498 – 2024 and $7,880,697 – 2023)	7,669,033	7,499,197
Commercial mortgage loans – at carrying value (fair value: $209,041 – 2024 and $178,913 – 2023)	219,613	188,708
Less: allowance for credit losses	(154)	(291)
Commercial mortgage loans, net of allowance for credit losses	219,459	188,417
Equity securities – at fair value (cost: $187,286 – 2024; $183,076 – 2023)	191,964	187,155
Short-term investments	417,346	309,317
Alternative investments	414,780	395,779
Other investments	89,742	91,164
Total investments (Note 4 and 5)	$9,021,820	8,693,729
Cash	160	180
Restricted cash	10,748	13,092
Accrued investment income	72,305	66,339
Premiums receivable	1,600,765	1,331,979
Less: allowance for credit losses (Note 6)	(21,100)	(18,900)
Premiums receivable, net of allowance for credit losses	1,579,665	1,313,079
Reinsurance recoverable	687,288	658,525
Less: allowance for credit losses (Note 7)	(1,700)	(1,700)
Reinsurance recoverable, net of allowance for credit losses	685,588	656,825
Prepaid reinsurance premiums	219,785	203,320
Current federal income tax	38,588	—
Deferred federal income tax	145,897	140,237
Property and equipment – at cost, net of accumulated depreciation and amortization of: $278,525 – 2024; $271,409 – 2023	89,196	83,272
Deferred policy acquisition costs	476,519	424,864
Goodwill	7,849	7,849
Other assets	217,370	199,760
Total assets	$12,565,490	11,802,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 8)	$5,903,525	5,336,911
Unearned premiums	2,598,668	2,330,656
Long-term debt	508,801	503,946
Current federal income tax	—	6,251
Accrued salaries and benefits	92,585	122,003
Other liabilities	539,220	548,398
Total liabilities	$9,642,799	8,848,165

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$200,000	200,000
Authorized shares: 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share – 2024 and 2023
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 105,516,194 – 2024; 105,223,307 – 2023	211,032	210,447
Additional paid-in capital	545,263	522,748
Retained earnings	3,001,054	3,029,396
Accumulated other comprehensive income (loss) (Note 11)	(392,721)	(373,001)
Treasury stock – at cost (shares: 44,656,246 – 2024; 44,586,870 – 2023)	(641,937)	(635,209)
Total stockholders’ equity	$2,922,691	2,954,381
Commitments and contingencies
Total liabilities and stockholders’ equity	$12,565,490	11,802,546
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except per share amounts)	2024	2023	2024	2023
Revenues:
Net premiums earned	$1,080,231	942,150	$2,131,175	1,844,486
Net investment income earned	108,642	97,696	216,491	189,202
Net realized and unrealized investment gains (losses)	1,297	(5,426)	(338)	(2,082)
Other income	5,835	6,104	13,636	8,738
Total revenues	1,196,005	1,040,524	2,360,964	2,040,344

Expenses:
Loss and loss expense incurred	925,548	646,130	1,629,840	1,213,568
Amortization of deferred policy acquisition costs	226,426	194,793	445,861	384,554
Other insurance expenses	107,773	108,857	223,760	217,445
Interest expense	7,202	7,258	14,383	14,424
Corporate expenses	9,154	9,329	24,652	21,437
Total expenses	1,276,103	966,367	2,338,496	1,851,428

Income (loss) before federal income tax	(80,098)	74,157	22,468	188,916

Federal income tax expense (benefit):
Current	(17,622)	17,366	3,791	42,871
Deferred	843	(1,817)	(522)	(5,137)
Total federal income tax expense (benefit)	(16,779)	15,549	3,269	37,734

Net income (loss)	$(63,319)	58,608	$19,199	151,182

Preferred stock dividends	2,300	2,300	4,600	4,600

Net income (loss) available to common stockholders	$(65,619)	56,308	$14,599	146,582

Earnings per common share:
Net income (loss) available to common stockholders - Basic	$(1.08)	0.93	$0.24	2.42

Net income (loss) available to common stockholders - Diluted	$(1.08)	0.92	$0.24	2.41

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2024	2023	2024	2023
Net income (loss)	$(63,319)	58,608	$19,199	151,182

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	(6,594)	(47,937)	(18,887)	4,142
Unrealized gains (losses) on securities with credit loss recognized in earnings	(2,927)	(4,764)	(5,401)	12,957
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and losses on intent-to-sell available-for-sale securities	33	7,413	(28)	12,235
Credit loss (benefit) expense	975	(683)	3,068	(8,210)
Total unrealized gains (losses) on investment securities	(8,513)	(45,971)	(21,248)	21,124

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial loss	764	598	1,528	1,196
Total defined benefit pension and post-retirement plans	764	598	1,528	1,196
Other comprehensive income (loss)	(7,749)	(45,373)	(19,720)	22,320
Comprehensive income (loss)	$(71,068)	13,235	$(521)	173,502

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except share and per share amounts)	2024	2023	2024	2023
Preferred stock:
Beginning of period	$200,000	200,000	$200,000	200,000
Issuance of preferred stock	—	—	—	—
End of period	200,000	200,000	200,000	200,000

Common stock:
Beginning of period	210,895	210,149	210,447	209,694
Dividend reinvestment plan	10	10	20	19
Stock purchase and compensation plans	127	137	565	583
End of period	211,032	210,296	211,032	210,296

Additional paid-in capital:
Beginning of period	534,327	502,713	522,748	493,488
Dividend reinvestment plan	484	449	972	908
Stock purchase and compensation plans	10,452	8,878	21,543	17,644
End of period	545,263	512,040	545,263	512,040

Retained earnings:
Beginning of period	3,088,150	2,821,613	3,029,396	2,749,703
Net income (loss)	(63,319)	58,608	19,199	151,182
Dividends to preferred stockholders	(2,300)	(2,300)	(4,600)	(4,600)
Dividends to common stockholders	(21,477)	(18,352)	(42,941)	(36,716)
End of period	3,001,054	2,859,569	3,001,054	2,859,569

Accumulated other comprehensive income (loss):
Beginning of period	(384,972)	(430,349)	(373,001)	(498,042)
Other comprehensive income (loss)	(7,749)	(45,373)	(19,720)	22,320
End of period	(392,721)	(475,722)	(392,721)	(475,722)

Treasury stock:
Beginning of period	(641,906)	(634,722)	(635,209)	(627,279)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(31)	(69)	(6,728)	(7,512)
End of period	(641,937)	(634,791)	(641,937)	(634,791)

Total stockholders’ equity	$2,922,691	2,671,392	$2,922,691	2,671,392

Dividends declared per preferred share	$287.50	287.50	$575.00	575.00
Dividends declared per common share	$0.35	0.30	$0.70	0.60

Preferred stock, shares outstanding:
Beginning of period	8,000	8,000	8,000	8,000
Issuance of preferred stock	—	—	—	—
End of period	8,000	8,000	8,000	8,000

Common stock, shares outstanding:
Beginning of period	60,791,439	60,492,586	60,636,437	60,338,900
Dividend reinvestment plan	5,153	4,665	9,959	9,315
Stock purchase and compensation plan	63,664	68,923	282,928	291,739
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(308)	(691)	(69,376)	(74,471)
End of period	60,859,948	60,565,483	60,859,948	60,565,483

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months ended June 30,
($ in thousands)	2024	2023
Operating Activities
Net income (loss)	$19,199	151,182

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,915	17,179
Stock-based compensation expense	16,709	12,886
Undistributed gains of equity method investments	(14,572)	(13,478)
Distributions in excess of current year income of equity method investments	10,377	6,698
Net realized and unrealized (gains) losses	338	2,082
Loss (gain) on disposal of fixed assets	321	5

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	537,851	168,221
Increase in unearned premiums, net of prepaid reinsurance	251,547	240,189
(Increase) decrease in net federal income taxes	(45,257)	1,006
Increase in premiums receivable	(266,586)	(200,807)
Increase in deferred policy acquisition costs	(51,655)	(45,189)
Increase in accrued investment income	(5,926)	(264)
Decrease in accrued salaries and benefits	(29,418)	(23,192)
Increase in other assets	(22,122)	(4,667)
Decrease in other liabilities	(39,385)	(18,205)
Net cash provided by (used in) operating activities	380,336	293,646

Investing Activities
Purchases of fixed income securities, available-for-sale	(1,027,136)	(1,562,206)
Purchases of commercial mortgage loans	(34,281)	(27,201)
Purchases of equity securities	(13,738)	(8,373)
Purchases of alternative investments and other investments	(34,000)	(21,161)
Purchases of short-term investments	(3,016,380)	(2,422,123)
Sales of fixed income securities, available-for-sale	451,386	959,248
Proceeds from commercial mortgage loans	3,376	968
Sales of short-term investments	2,908,653	2,543,683
Redemption and maturities of fixed income securities, held-to-maturity	3,204	7,481
Redemption and maturities of fixed income securities, available-for-sale	415,790	227,884
Sales of equity securities	12,252	51,763
Sales of other investments	—	892
Distributions from alternative investments and other investments	11,526	5,130
Purchases of property and equipment	(13,932)	(9,549)
Net cash provided by (used in) investing activities	(333,280)	(253,564)

Financing Activities
Dividends to preferred stockholders	(4,600)	(4,600)
Dividends to common stockholders	(41,573)	(35,385)
Acquisition of treasury stock	(6,728)	(7,512)
Net proceeds from stock purchase and compensation plans	4,747	4,695
Proceeds from borrowings	—	20,000
Repayments of borrowings	—	(20,000)
Repayments of finance lease obligations	(1,266)	(1,231)
Net cash provided by (used in) financing activities	(49,420)	(44,033)
Net increase (decrease) in cash and restricted cash	(2,364)	(3,951)
Cash and restricted cash, beginning of period	13,272	25,209
Cash and restricted cash, end of period	$10,908	21,258

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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the second quarters ended June 30, 2024 (“Second Quarter 2024”) and June 30, 2023 (“Second Quarter 2023”), and the six-month periods ended June 30, 2024 ("Six Months 2024") and June 30, 2023 ("Six Months 2023"). Our Financial Statements do not include all information and disclosures required by GAAP and the SEC for audited annual financial statements. Because interim period results of operations are not necessarily indicative of full-year results, our Financial Statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”) filed with the SEC.

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

Pronouncements to be effective in the future
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 amends disclosure requirements for segment reporting by modifying and adding disclosure requirements. The additional disclosure requirements include the following on both an interim and annual basis: (i) significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"); (ii) amounts for "other segment items" by reportable segment and a description of its composition; and (iii) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. In addition, ASU 2023-07 requires all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280, Segment Reporting, to now be disclosed in interim periods. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. As it only requires additional disclosure, ASU 2023-07 will not have a material impact on our financial condition or results of operations.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 amends disclosure requirements to provide greater transparency on income taxes. The following additional disclosures are required annually: (i) specific required categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, (iii) the amount of income taxes paid disaggregated by jurisdiction, and (iv) income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Amendments can be applied on a prospective basis; however, retrospective application is permitted. Early adoption is permitted. As it only requires additional disclosure, ASU 2023-09 will not have a material impact on our financial condition or results of operations.

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Six Months ended June 30,
($ in thousands)	2024	2023
Cash paid (received) during the period for:
Interest	$14,209	14,164
Federal income tax	46,000	34,000

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,884	4,038
Operating cash flows from financing leases	65	20
Financing cash flows from finance leases	1,266	1,231

Non-cash items:
Corporate actions related to fixed income securities, available-for-sale ("AFS")[1]	10,250	23,150
Corporate actions related to equity securities[1]	29,250	—
Assets acquired under finance lease arrangements	5,947	—
Assets acquired under operating lease arrangements	10,257	4,509
Non-cash purchase of property and equipment	9	—
1Examples of corporate actions include like-kind exchanges, non-cash acquisitions, and stock splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	June 30, 2024	December 31, 2023
Cash	$160	180
Restricted cash	10,748	13,092
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$10,908	13,272

Amounts in restricted cash represent cash received from the National Flood Insurance Program ("NFIP") that can only be used to pay flood claims under the Write Your Own program.

NOTE 4. Investments
(a) Information regarding our AFS securities as of June 30, 2024 and December 31, 2023, were as follows:

June 30, 2024	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$170,819	—	56	(19,907)	150,968
Foreign government	10,687	(26)	—	(1,427)	9,234
Obligations of states and political subdivisions	558,455	(639)	770	(33,151)	525,435
Corporate securities	2,987,824	(15,950)	17,803	(143,725)	2,845,952
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS")	1,972,687	(3,022)	16,359	(69,904)	1,916,120
Residential mortgage-backed securities ("RMBS")	1,624,078	(11,660)	2,954	(111,420)	1,503,952
Commercial mortgage-backed securities ("CMBS")	755,948	(12)	814	(39,378)	717,372
Total AFS fixed income securities	$8,080,498	(31,309)	38,756	(418,912)	7,669,033

December 31, 2023	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$223,157	—	139	(18,261)	205,035
Foreign government	11,140	(35)	—	(1,302)	9,803
Obligations of states and political subdivisions	612,938	(669)	2,623	(28,927)	585,965
Corporate securities	2,834,048	(12,999)	28,078	(137,888)	2,711,239
CLO and other ABS	1,911,831	(2,854)	11,855	(86,005)	1,834,827
RMBS	1,568,960	(11,649)	6,023	(85,851)	1,477,483
CMBS	718,623	(6)	1,358	(45,130)	674,845
Total AFS fixed income securities	$7,880,697	(28,212)	50,076	(403,364)	7,499,197

The following tables provide a roll forward of the allowance for credit losses on our AFS fixed income securities for the indicated periods:

Quarter ended June 30, 2024	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$29	—	—	(3)	—	—	26
Obligations of states and political subdivisions	695	18	—	(74)	—	—	639
Corporate securities	15,442	846	—	(126)	(212)	—	15,950
CLO and other ABS	2,627	271	—	126	(2)	—	3,022
RMBS	11,580	—	—	171	(91)	—	11,660
CMBS	8	—	—	4	—	—	12
Total AFS fixed income securities	$30,381	1,135	—	98	(305)	—	31,309

Quarter ended June 30, 2023	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$36	—	—	(2)	—	—	34
Obligations of states and political subdivisions	737	67	—	(35)	—	—	769
Corporate securities	16,756	1,438	—	(1,070)	(939)	(36)	16,149
CLO and other ABS	3,895	622	—	(1,595)	(7)	—	2,915
RMBS	11,740	1	—	(50)	(141)	—	11,550
CMBS	390	—	—	(240)	(142)	—	8
Total AFS fixed income securities	$33,554	2,128	—	(2,992)	(1,229)	(36)	31,425

Six Months ended June 30, 2024	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$35	—	—	(3)	(6)	—	26
Obligations of states and political subdivisions	669	37	—	(59)	(8)	—	639
Corporate securities	12,999	2,362	—	1,166	(568)	(9)	15,950
CLO and other ABS	2,854	427	—	(255)	(4)	—	3,022
RMBS	11,649	—	—	202	(191)	—	11,660
CMBS	6	2	—	4	—	—	12
Total AFS fixed income securities	$28,212	2,828	—	1,055	(777)	(9)	31,309

Six Months ended June 30, 2023	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$284	—	—	(250)	—	—	34
Obligations of states and political subdivisions	1,024	67	—	(239)	(83)	—	769
Corporate securities	30,330	4,141	—	(14,884)	(3,387)	(51)	16,149
CLO and other ABS	2,375	677	—	(127)	(10)	—	2,915
RMBS	11,597	8	—	174	(229)	—	11,550
CMBS	111	1	—	39	(143)	—	8
Total AFS fixed income securities	$45,721	4,894	—	(15,287)	(3,852)	(51)	31,425

During Six Months 2024 and Six Months 2023, we had no write-offs or recoveries of our AFS fixed income securities.

For information on our methodology and significant inputs used to measure expected credit losses, our accounting policy for recognizing write-offs of uncollectible amounts, and our treatment of accrued interest, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report. Accrued interest on AFS securities was $70.1 million as of June 30, 2024, and $64.6 million as of December 31, 2023. We did not record any write-offs of accrued interest in Six Months 2024 and Six Months 2023.

(b) Quantitative information about unrealized losses on our AFS portfolio follows:

June 30, 2024	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$33,667	(52)	107,306	(19,855)	140,973	(19,907)
Foreign government	—	—	9,234	(1,427)	9,234	(1,427)
Obligations of states and political subdivisions	128,665	(1,644)	329,528	(31,507)	458,193	(33,151)
Corporate securities	358,779	(3,477)	1,477,738	(140,248)	1,836,517	(143,725)
CLO and other ABS	368,307	(6,432)	798,783	(63,472)	1,167,090	(69,904)
RMBS	385,794	(6,133)	878,915	(105,287)	1,264,709	(111,420)
CMBS	75,052	(779)	550,901	(38,599)	625,953	(39,378)
Total AFS fixed income securities	$1,350,264	(18,517)	4,152,405	(400,395)	5,502,669	(418,912)

December 31, 2023	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$77,698	(188)	108,578	(18,073)	186,276	(18,261)
Foreign government	1,552	(87)	8,251	(1,215)	9,803	(1,302)
Obligations of states and political subdivisions	137,031	(962)	290,964	(27,965)	427,995	(28,927)
Corporate securities	263,423	(6,369)	1,439,422	(131,519)	1,702,845	(137,888)
CLO and other ABS	278,940	(7,120)	984,175	(78,885)	1,263,115	(86,005)
RMBS	351,976	(4,765)	757,914	(81,086)	1,109,890	(85,851)
CMBS	130,189	(2,995)	471,256	(42,135)	601,445	(45,130)
Total AFS fixed income securities	$1,240,809	(22,486)	4,060,560	(380,878)	5,301,369	(403,364)

We currently do not intend to sell any of the securities summarized in the tables above, nor do we believe we will be required to sell any of them. Considering these factors and our review of these securities under our credit loss policy as described in Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report, we have concluded that no additional allowance for credit loss is required on these balances beyond the allowance for credit loss recorded as of June 30, 2024. This conclusion reflects our current judgment about the financial position and future prospects of the entities that issued the investment security and underlying collateral.

(c) AFS and held-to-maturity ("HTM") fixed income securities at June 30, 2024, by contractual maturity are shown below. The maturities of RMBS, CMBS, CLO and other ABS securities were calculated using each security's estimated average life. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$587,352	820	810
Due after one year through five years	3,507,774	14,209	13,662
Due after five years through 10 years	2,827,999	4,467	4,084
Due after 10 years	745,908	—	—
Total fixed income securities	$7,669,033	19,496	18,556

(d) The following table summarizes our alternative investment portfolio by strategy:

	June 30, 2024			December 31, 2023
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss	Carrying Value	Remaining Commitment	Maximum Exposure to Loss
Alternative Investments
Private equity	$319,236	148,558	467,794	301,759	131,885	433,644
Private credit	52,106	98,417	150,523	54,500	89,401	143,901
Real assets	43,438	42,336	85,774	39,520	33,040	72,560
Total alternative investments	$414,780	289,311	704,091	395,779	254,326	650,105

We are contractually committed to make additional investments up to the remaining commitments stated above. We did not provide any non-contractual financial support during 2024 or 2023.

The following table shows gross summarized financial information for our alternative investments portfolio, including the portion we do not own. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information is for 3- and 6-month periods ended March 31:

Income Statement Information	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2024	2023	2024	2023
Net investment income (loss)	$242.4	(70.6)	$(103.6)	(141.3)
Realized gains	1,554.2	922.0	3,385.1	2,644.3
Net change in unrealized appreciation (depreciation)	2,850.2	3,754.0	6,669.2	5,197.8
Net income	$4,646.8	4,605.4	$9,950.7	7,700.8
Alternative investment income included in "Net investment income earned" on our Consolidated Statements of Income	$10.5	11.4	$17.4	19.2

(e) We have pledged certain AFS fixed income securities as collateral related to our borrowing relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, we had certain securities on deposit with various state and regulatory agencies at June 30, 2024 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at June 30, 2024:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	19.9	19.9
Obligations of states and political subdivisions	—	—	4.2	4.2
RMBS	64.2	23.2	—	87.4
CMBS	2.1	8.3	—	10.4
Total pledged as collateral	$66.3	31.5	24.1	121.9

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than to certain U.S. government agencies, as of June 30, 2024, or December 31, 2023.

(g) The components of pre-tax net investment income earned were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2024	2023	2024	2023
Fixed income securities	$93,935	83,916	$188,037	164,003
Commercial mortgage loans ("CMLs")	3,145	2,199	5,939	4,164
Equity securities	1,877	2,236	6,785	3,441
Short-term investments	4,680	2,892	8,199	7,542
Alternative investments	10,517	11,396	17,398	19,164
Other investments	118	188	381	231
Investment expenses	(5,630)	(5,131)	(10,248)	(9,343)
Net investment income earned	$108,642	97,696	$216,491	189,202

The increase in net investment income earned in Second Quarter 2024 and Six Months 2024 compared to the same prior-year periods was primarily driven by higher interest rates, active portfolio management, and operating and investing cash flow deployment.

(h) The following table summarizes net realized and unrealized investment gains and losses for the periods indicated:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2024	2023	2024	2023
Gross gains on sales	$4,387	1,156	$6,522	4,940
Gross losses on sales	(1,251)	(11,952)	(3,216)	(24,882)
Net realized gains (losses) on disposals	3,136	(10,796)	3,306	(19,942)
Net unrealized gains (losses) on equity securities	(93)	4,925	599	8,173
Net credit loss benefit (expense) on fixed income securities, AFS	(1,233)	864	(3,883)	10,393
Net credit loss benefit (expense) on CMLs	(32)	(78)	136	(61)
Losses on securities for which we have the intent to sell	(481)	(341)	(496)	(645)
Net realized and unrealized investment gains (losses)	$1,297	(5,426)	$(338)	(2,082)

Net unrealized gains and losses recognized in income on equity securities, as reflected in the table above, included the following:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2024	2023	2024	2023
Unrealized gains (losses) recognized in income on equity securities:
On securities remaining in our portfolio at end of period	$2,617	2,784	$2,906	2,685
On securities sold in period	(2,710)	2,141	(2,307)	5,488
Total unrealized gains (losses) recognized in income on equity securities	$(93)	4,925	$599	8,173

NOTE 5. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and fair values of our financial liabilities as of June 30, 2024, and December 31, 2023:

	June 30, 2024		December 31, 2023
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$49,928	51,301	49,926	53,047
6.70% Senior Notes	99,577	99,393	99,565	104,039
5.375% Senior Notes	294,574	283,037	294,523	288,787
3.03% borrowings from FHLBI	60,000	57,638	60,000	57,932
Subtotal long-term debt	504,079	491,369	504,014	503,805
Unamortized debt issuance costs	(2,596)		(2,704)
Finance lease obligations	7,318		2,636
Total long-term debt	$508,801		503,946

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at June 30, 2024, and December 31, 2023:

June 30, 2024		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$150,968	33,453	117,515	—
Foreign government	9,234	—	9,234	—
Obligations of states and political subdivisions	525,435	—	517,781	7,654
Corporate securities	2,845,952	—	2,552,239	293,713
CLO and other ABS	1,916,120	—	1,652,400	263,720
RMBS	1,503,952	—	1,499,066	4,886
CMBS	717,372	—	717,023	349
Total AFS fixed income securities	7,669,033	33,453	7,065,258	570,322
Equity securities:
Common stock[1]	190,141	34,815	—	1,067
Preferred stock	1,823	1,823	—	—
Total equity securities	191,964	36,638	—	1,067
Short-term investments	417,346	400,906	16,440	—
Total assets measured at fair value	$8,278,343	470,997	7,081,698	571,389

December 31, 2023		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$205,035	34,056	170,979	—
Foreign government	9,803	—	9,803	—
Obligations of states and political subdivisions	585,965	—	578,131	7,834
Corporate securities	2,711,239	—	2,413,907	297,332
CLO and other ABS	1,834,827	—	1,589,514	245,313
RMBS	1,477,483	—	1,477,483	—
CMBS	674,845	—	674,489	356
Total AFS fixed income securities	7,499,197	34,056	6,914,306	550,835
Equity securities:
Common stock[1]	185,339	20,582	—	854
Preferred stock	1,816	1,816	—	—
Total equity securities	187,155	22,398	—	854
Short-term investments	309,317	308,512	805	—
Total assets measured at fair value	$7,995,669	364,966	6,915,111	551,689
1Investments amounting to $154.3 million at June 30, 2024, and $163.9 million at December 31, 2023, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. These investments are not redeemable and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following tables provide a summary of Level 3 changes in Six Months 2024 and Six Months 2023:

June 30, 2024
($ in thousands)	Obligations of States and Political Subdivisions	Corporate Securities	CLO and Other ABS	RMBS	CMBS	Common Stock	Total
Fair value, December 31, 2023	$7,834	297,332	245,313	—	356	854	551,689
Total net gains (losses) for the period included in:
Other comprehensive income (loss) ("OCI")	(112)	1,203	969	—	(2)	—	2,058
Net realized and unrealized gains (losses)	—	218	39	—	—	213	470
Net investment income earned	—	(494)	(7)	—	(1)	—	(502)
Purchases	—	5,261	30,119	4,886	—	—	40,266
Sales	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(68)	(7,269)	(4,726)	—	(4)	—	(12,067)
Transfers into Level 3	—	28,896	19,537	—	—	—	48,433
Transfers out of Level 3	—	(31,434)	(27,524)	—	—	—	(58,958)
Fair value, June 30, 2024	$7,654	293,713	263,720	4,886	349	1,067	571,389

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	—	226	39	—	—	213	478
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	(112)	850	969	—	(2)	—	1,705

June 30, 2023
($ in thousands)	Obligation of state and Political Subdivisions	Corporate Securities	CLO and Other ABS	CMBS	Common Stock	Total
Fair value, December 31, 2022	$6,661	187,980	153,342	375	897	349,255
Total net gains (losses) for the period included in:
OCI	(7)	1,857	(1,168)	64	—	746
Net realized and unrealized gains (losses)	62	251	17	—	(235)	95
Net investment income earned	—	112	(20)	(263)	—	(171)
Purchases	—	58,586	39,713	—	—	98,299
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	(5,535)	(3,153)	(21)	—	(8,709)
Transfers into Level 3	—	2,238	14,148	2,848	—	19,234
Transfers out of Level 3	—	—	(953)	(2,626)	—	(3,579)
Fair value, June 30, 2023	$6,716	245,489	201,926	377	662	455,170

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	62	251	17	—	(235)	95
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	(7)	1,846	(1,168)	64	—	735

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements of Level 3 assets at June 30, 2024, and December 31, 2023:

June 30, 2024
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$154,075	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 5.3%	1.8%
CLO and other ABS	158,660	Discounted Cash Flow	Illiquidity Spread	0.01% - 19.6%	2.5%
Total internal valuations	312,735
Other[1]	258,654
Total Level 3 securities	$571,389

December 31, 2023
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$135,524	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 5.3%	1.9%
CLO and other ABS	127,210	Discounted Cash Flow	Illiquidity Spread	0.01% - 19.6%	2.4%
Total internal valuations	262,734
Other[1]	288,955
Total Level 3 securities	$551,689
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

The following tables provide quantitative information about our financial assets and liabilities that were not measured at fair value, but were disclosed as such at June 30, 2024, and December 31, 2023:

June 30, 2024		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	$18,556	—	18,556	—
Total HTM fixed income securities	18,556	—	18,556	—

CMLs	$209,041	—	—	209,041

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$51,301	—	51,301	—
6.70% Senior Notes	99,393	—	99,393	—
5.375% Senior Notes	283,037	—	283,037	—
3.03% borrowings from FHLBI	57,638	—	57,638	—
Total long-term debt	$491,369	—	491,369	—

December 31, 2023		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	$21,923	—	21,923	—
Total HTM fixed income securities	21,923	—	21,923	—

CMLs	$178,913	—	—	178,913

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$53,047	—	53,047	—
6.70% Senior Notes	104,039	—	104,039	—
5.375% Senior Notes	288,787	—	288,787	—
3.03% borrowings from FHLBI	57,932	—	57,932	—
Total long-term debt	$503,805	—	503,805	—

NOTE 6. Allowance for Credit Losses on Premiums Receivable
The following table provides a roll forward of the allowance for credit losses on our premiums receivable balance for the indicated periods:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2024	2023	2024	2023
Balance at beginning of period	$20,000	17,100	$18,900	16,100
Current period change for expected credit losses	2,488	1,515	4,272	3,425
Write-offs charged against the allowance for credit losses	(1,720)	(1,047)	(2,776)	(2,211)
Recoveries	332	332	704	586
Allowance for credit losses, end of period	$21,100	17,900	$21,100	17,900

For a discussion of the methodology used to evaluate our estimate of expected credit losses on premiums receivable, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report.

NOTE 7. Reinsurance
We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. The following tables provide (i) a disaggregation of our reinsurance recoverable balance by financial strength rating, and (ii) an aging analysis of our past due reinsurance recoverable balances as of June 30, 2024, and December 31, 2023:

	June 30, 2024
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$83,944	671	84,615
A+	392,094	566	392,660
A	116,631	1,113	117,744
A-	4,991	89	5,080
Total rated reinsurers	597,660	2,439	600,099

Non-rated reinsurers
Federal and state pools	83,241	—	83,241
Other than federal and state pools	3,785	163	3,948
Total non-rated reinsurers	87,026	163	87,189

Total reinsurance recoverable, gross	$684,686	2,602	687,288
Less: allowance for credit losses			(1,700)
Total reinsurance recoverable, net			685,588

	December 31, 2023
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$82,466	21	82,487
A+	371,132	2,887	374,019
A	111,883	1,380	113,263
A-	3,596	89	3,685
Total rated reinsurers	569,077	4,377	573,454

Non-rated reinsurers
Federal and state pools	80,506	—	80,506
Other than federal and state pools	4,488	77	4,565
Total non-rated reinsurers	84,994	77	85,071

Total reinsurance recoverable, gross	$654,071	4,454	658,525
Less: allowance for credit losses			(1,700)
Total reinsurance recoverable, net			656,825

The following table provides a roll forward of the allowance for credit losses on our reinsurance recoverable balance for the periods indicated:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2024	2023	2024	2023
Balance at beginning of period	$1,700	2,300	$1,700	1,600
Current period change for expected credit losses	—	(500)	—	200
Write-offs charged against the allowance for credit losses	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses, end of period	$1,700	1,800	$1,700	1,800

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

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2024	2023	2024	2023
Premiums written:
Direct	$1,399,738	1,232,496	$2,715,649	2,365,256
Assumed	6,413	5,577	12,398	10,971
Ceded	(180,050)	(153,166)	(345,325)	(291,552)
Net	1,226,101	1,084,907	2,382,722	2,084,675
Premiums earned:
Direct	1,242,696	1,073,498	2,448,064	2,105,726
Assumed	5,779	5,968	11,970	12,258
Ceded	(168,244)	(137,316)	(328,859)	(273,498)
Net	1,080,231	942,150	2,131,175	1,844,486
Loss and loss expense incurred:
Direct	1,009,819	698,994	1,763,386	1,312,223
Assumed	5,058	5,678	11,039	10,933
Ceded	(89,329)	(58,542)	(144,585)	(109,588)
Net	$925,548	646,130	$1,629,840	1,213,568

The increase in direct loss and loss expense incurred in Second Quarter 2024 and Six Months 2024 compared to the same prior-year periods was primarily due to (i) unfavorable prior year casualty reserve development of $176.0 million in Second Quarter 2024, compared to $3.5 million of favorable development in Second Quarter 2023, and (ii) unfavorable prior year casualty reserve development of $211.0 million in Six Months 2024, compared to $16.5 million of favorable development in Six Months 2023.

NOTE 8. Reserve for Loss and Loss Expense
The table below provides a roll forward of the reserve for loss and loss expense for beginning and ending reserve balances:

	Six Months ended June 30,
($ in thousands)	2024	2023
Gross reserve for loss and loss expense, at beginning of period	$5,336,911	5,144,821
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of period	618,601	757,513
Net reserve for loss and loss expense, at beginning of period	4,718,310	4,387,308
Incurred loss and loss expense for claims occurring in the:
Current year	1,442,719	1,221,635
Prior years	187,121	(8,067)
Total incurred loss and loss expense	1,629,840	1,213,568
Paid loss and loss expense for claims occurring in the:
Current year	347,501	320,026
Prior years	753,658	720,314
Total paid loss and loss expense	1,101,159	1,040,340
Net reserve for loss and loss expense, at end of period	5,246,991	4,560,536
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	656,534	616,487
Gross reserve for loss and loss expense, at end of period	$5,903,525	5,177,023

Prior year reserve development in Six Months 2024 was unfavorable by $187.1 million, consisting of $211.0 million of unfavorable casualty reserve development, partially offset by $23.9 million of favorable property reserve development. The unfavorable casualty reserve development was driven by our Standard Commercial Lines segment, which included (i) $216.0 million in our general liability line of business, primarily driven by increased severities in accident years 2020 through 2023, (ii) $10.0 million in our commercial automobile line of business, partially offset by (iii) $15.0 million of favorable casualty reserve development in our workers compensation line of business.

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

The following summaries present revenues (net investment income and net realized and unrealized gains and losses on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2024	2023	2024	2023
Standard Commercial Lines:
Net premiums earned:
General liability	$280,097	254,510	$553,512	497,859
Commercial automobile	260,652	225,067	512,372	442,438
Commercial property	168,511	141,348	330,064	276,640
Workers compensation	82,316	88,746	170,093	172,930
Businessowners' policies	41,641	34,385	81,562	67,556
Bonds	12,468	11,619	24,556	23,016
Other	7,808	7,034	15,444	13,885
Miscellaneous income	5,214	5,568	12,348	7,749
Total Standard Commercial Lines revenue	858,707	768,277	1,699,951	1,502,073
Standard Personal Lines:
Net premiums earned:
Personal automobile	57,544	48,230	114,504	93,144
Homeowners	46,055	36,902	90,168	71,915
Other	2,822	2,038	5,595	3,981
Miscellaneous income	594	536	1,235	989
Total Standard Personal Lines revenue	107,015	87,706	211,502	170,029
E&S Lines:
Net premiums earned:
Casualty lines	73,887	62,151	145,525	122,968
Property lines	46,430	30,120	87,780	58,154
Miscellaneous income	27	—	53	—
Total E&S Lines revenue	120,344	92,271	233,358	181,122
Investments:
Net investment income earned	108,642	97,696	216,491	189,202
Net realized and unrealized investment gains (losses)	1,297	(5,426)	(338)	(2,082)
Total Investments revenue	109,939	92,270	216,153	187,120
Total revenues	$1,196,005	1,040,524	$2,360,964	2,040,344

Income (Loss) Before and After Federal Income Tax	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2024	2023	2024	2023
Standard Commercial Lines:
Underwriting income (loss), before federal income tax	$(160,881)	22,146	$(150,500)	61,067
Underwriting income (loss), after federal income tax	(127,096)	17,495	(118,895)	48,243
Combined ratio	118.8%	97.1	108.9	95.9
ROE contribution	(18.4)	2.8	(8.6)	4.1

Standard Personal Lines:
Underwriting income (loss), before federal income tax	$(19,301)	(23,060)	$(24,636)	(36,133)
Underwriting income (loss), after federal income tax	(15,248)	(18,217)	(19,462)	(28,545)
Combined ratio	118.1%	126.5	111.7	121.4
ROE contribution	(2.2)	(2.9)	(1.4)	(2.4)

E&S Lines:
Underwriting income (loss), before federal income tax	$6,501	(612)	$20,486	12,723
Underwriting income (loss), after federal income tax	5,136	(483)	16,184	10,051
Combined ratio	94.6%	100.7	91.2	93.0
ROE contribution	0.7	(0.1)	1.2	0.8

Investments:
Net investment income earned	$108,642	97,696	$216,491	189,202
Net realized and unrealized investment gains (losses)	1,297	(5,426)	(338)	(2,082)
Total investments segment income, before federal income tax	109,939	92,270	216,153	187,120
Tax on investments segment income	22,652	18,745	44,518	37,901
Total investments segment income, after federal income tax	$87,287	73,525	$171,635	149,219
ROE contribution of after-tax net investment income earned	12.5	12.6	12.5	12.5

Reconciliation of Segment Results to Income (Loss) Before Federal Income Tax	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2024	2023	2024	2023
Underwriting income (loss)
Standard Commercial Lines	$(160,881)	22,146	$(150,500)	61,067
Standard Personal Lines	(19,301)	(23,060)	(24,636)	(36,133)
E&S Lines	6,501	(612)	20,486	12,723
Investment income	109,939	92,270	216,153	187,120
Total all segments	(63,742)	90,744	61,503	224,777
Interest expense	(7,202)	(7,258)	(14,383)	(14,424)
Corporate expenses	(9,154)	(9,329)	(24,652)	(21,437)
Income (loss), before federal income tax	$(80,098)	74,157	$22,468	188,916
Preferred stock dividends	(2,300)	(2,300)	(4,600)	(4,600)
Income (loss) available to common stockholders, before federal income tax	$(82,398)	71,857	$17,868	184,316

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

The following tables provide information about the Pension Plan:

	Pension Plan
	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2024	2023	2024	2023
Net Periodic Pension Cost (Benefit):
Interest cost	$3,888	3,866	$7,776	7,732
Expected return on plan assets	(5,383)	(5,772)	(10,765)	(11,545)
Amortization of unrecognized net actuarial loss	955	750	1,910	1,501
Total net periodic pension cost (benefit)[1]	$(540)	(1,156)	$(1,079)	(2,312)
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

NOTE 11. Comprehensive Income (Loss)
The components of comprehensive income (loss), both gross and net of tax, for Second Quarter 2024 and Six Months 2024 and Second Quarter 2023 and Six Months 2023 were as follows:

Second Quarter 2024
($ in thousands)	Gross	Tax	Net
Net income (loss)	$(80,098)	(16,779)	(63,319)
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	(8,347)	(1,753)	(6,594)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(3,705)	(778)	(2,927)
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	43	10	33
Credit loss (benefit) expense	1,233	258	975
Total unrealized gains (losses) on investment securities	(10,776)	(2,263)	(8,513)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	967	203	764
Total defined benefit pension and post-retirement plans	967	203	764
Other comprehensive income (loss)	(9,809)	(2,060)	(7,749)
Comprehensive income (loss)	$(89,907)	(18,839)	(71,068)

Second Quarter 2023
($ in thousands)	Gross	Tax	Net
Net income (loss)	$74,157	15,549	58,608
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	(60,681)	(12,744)	(47,937)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(6,030)	(1,266)	(4,764)
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	9,383	1,970	7,413
Credit loss (benefit) expense	(864)	(181)	(683)
Total unrealized gains (losses) on investment securities	(58,192)	(12,221)	(45,971)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	757	159	598
Total defined benefit pension and post-retirement plans	757	159	598
Other comprehensive income (loss)	(57,435)	(12,062)	(45,373)
Comprehensive income (loss)	$16,722	3,487	13,235

Six Months 2024
($ in thousands)	Gross	Tax	Net
Net income (loss)	$22,468	3,269	19,199
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	(23,907)	(5,020)	(18,887)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(6,837)	(1,436)	(5,401)
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	(35)	(7)	(28)
Credit loss (benefit) expense	3,883	815	3,068
Total unrealized gains (losses) on investment securities	(26,896)	(5,648)	(21,248)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	1,934	406	1,528
Total defined benefit pension and post-retirement plans	1,934	406	1,528
Other comprehensive income (loss)	(24,962)	(5,242)	(19,720)
Comprehensive income (loss)	$(2,494)	(1,973)	(521)

Six Months 2023
($ in thousands)	Gross	Tax	Net
Net income (loss)	$188,916	37,734	151,182
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	5,244	1,102	4,142
Unrealized gains (losses) on securities with credit loss recognized in earnings	16,401	3,444	12,957
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	15,487	3,252	12,235
Credit loss (benefit) expense	(10,393)	(2,183)	(8,210)
Total unrealized gains (losses) on investment securities	26,739	5,615	21,124
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	1,514	318	1,196
Total defined benefit pension and post-retirement plans	1,514	318	1,196
Other comprehensive income (loss)	28,253	5,933	22,320
Comprehensive income (loss)	$217,169	43,667	173,502

The balances of, and changes in, each component of accumulated other comprehensive income (loss) ("AOCI") (net of taxes) as of June 30, 2024, were as follows:

June 30, 2024	Net Unrealized Gains (Losses) on Investment Securities			Defined Benefit Pension and Post-Retirement Plans	Total AOCI
($ in thousands)	Credit Loss Related[1]	All Other	Investments Subtotal
Balance, December 31, 2023	$(84,442)	(194,628)	(279,070)	(93,931)	(373,001)
OCI before reclassifications	(5,401)	(18,887)	(24,288)	—	(24,288)
Amounts reclassified from AOCI	3,068	(28)	3,040	1,528	4,568
Net current period OCI	(2,333)	(18,915)	(21,248)	1,528	(19,720)
Balance, June 30, 2024	$(86,775)	(213,543)	(300,318)	(92,403)	(392,721)
1Represents change in unrealized gains (losses) on securities with credit loss recognized in earnings.

The reclassifications out of AOCI were as follows:

	Quarter ended June 30,		Six Months ended June 30,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2024	2023	2024	2023
Net realized (gains) losses on disposals and intent-to-sell AFS securities
Net realized (gains) losses	$43	9,383	$(35)	15,487	Net realized and unrealized investment gains (losses)
Tax (benefit) expense	(10)	(1,970)	7	(3,252)	Total federal income tax expense (benefit)
Net of taxes	33	7,413	(28)	12,235	Net income (loss)
Credit loss related
Credit loss (benefit) expense	1,233	(864)	3,883	(10,393)	Net realized and unrealized investment gains (losses)
Tax (benefit) expense	(258)	181	(815)	2,183	Total federal income tax expense (benefit)
Net of taxes	975	(683)	3,068	(8,210)	Net income (loss)
Defined benefit pension and post-retirement life plans
Net actuarial loss	223	173	445	348	Loss and loss expense incurred
Net actuarial loss	744	584	1,489	1,166	Other insurance expenses
Total	967	757	1,934	1,514	Income (loss) before federal income tax
Tax (benefit) expense	(203)	(159)	(406)	(318)	Total federal income tax expense (benefit)
Net of taxes	764	598	1,528	1,196	Net income (loss)
Total reclassifications for the period	$1,772	7,328	$4,568	5,221	Net income (loss)

NOTE 12. Earnings per Common Share
The following table presents the calculations of earnings per common share ("EPS") on a basic and diluted basis:

	Quarter ended June 30,		Six Months ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income (loss) available to common stockholders:	$(65,619)	56,308	$14,599	146,582

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	60,897	60,614	60,862	60,575
Effect of dilutive securities - stock compensation plans	—	323	382	343
Weighted average common shares outstanding - diluted	60,897	60,937	61,244	60,918

EPS:
Basic	$(1.08)	0.93	$0.24	2.42
Diluted	(1.08)	0.92	0.24	2.41

There were 0.4 million common stock equivalents related to our stock compensation plans in Second Quarter 2024 that were not included in the computation of diluted EPS, as we recorded a net loss available to common stockholders in the quarter and the effect of these items would have been anti-dilutive to our EPS computation.

NOTE 13. Litigation
As of June 30, 2024, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

From time to time, our Insurance Subsidiaries also are named as defendants in other legal actions, some asserting claims for substantial amounts. Plaintiffs may style these actions as class actions and seek judicial certification of a state or national class for allegations involving our business practices, such as improper medical provider reimbursement under workers compensation and personal and commercial automobile insurance policies or improper reimbursement for automobile parts. Similarly, our Insurance Subsidiaries can be named defendants in individual actions seeking extra-contractual damages, punitive damages, or penalties, often alleging bad faith in handling insurance claims. We believe that we have valid defenses to these allegations and account for such activity by establishing unpaid loss and loss expense reserves. Considering estimated losses and defense costs reserves, we expect that any potential ultimate liability for these other legal actions will not be material to our consolidated financial condition. Litigation outcomes are inherently unpredictable and the amounts sought in certain actions are large or indeterminate, so adverse outcomes could potentially have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
The terms "Company," "we," "us," and "our" refer to Selective Insurance Group, Inc. (the "Parent"), and its subsidiaries, except as expressly indicated or the context otherwise requires. Certain statements in this Quarterly Report on Form 10-Q, including information incorporated by reference, are “forward-looking statements” defined in the Private Securities Litigation Reform Act of 1995 ("PSLRA"). The PSLRA provides a forward-looking statement safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements discuss our intentions, beliefs, projections, estimations, or forecasts of future events and financial performance. They involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, activity levels, or performance to materially differ from those in or implied by the forward-looking statements. In some cases, forward-looking statements include the words "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "attribute," "confident," "strong," "target," "project," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," "likely," "continue," or comparable terms. Our forward-looking statements are only predictions; we cannot guarantee or assure that such expectations will prove correct. We undertake no obligation to publicly update or revise any forward-looking statements for any reason except as may be required by law.

We discuss the factors that could cause our actual results to differ materially from our projections, forecasts, or estimates in forward-looking statements in Item 1A. "Risk Factors." in Part II. "Other Information" of this Form 10-Q. These risk factors may not be exhaustive. We operate in a constantly changing business environment, and new risk factors may emerge at any time. We can neither predict these new risk factors nor assess their impact, if any, on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from any forward-looking statements. Given these risks, uncertainties, and assumptions, the forward-looking events we discuss in this report might not occur.

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

In the MD&A, we will discuss and analyze the following:

•Critical Accounting Policies and Estimates;
•Financial Highlights of Results for the second quarters ended June 30, 2024 (“Second Quarter 2024”) and June 30, 2023 (“Second Quarter 2023”); and the six-month periods ended June 30, 2024 ("Six Months 2024") and June 30, 2023 ("Six Months 2023");
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

Financial Highlights of Results for Second Quarter and Six Months 2024 and Second Quarter and Six Months 20231

($ and shares in thousands, except per share amounts)	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
	2024	2023			2024	2023
Financial Data:
Revenues	$1,196,005	1,040,524	15%		$2,360,964	2,040,344	16%
After-tax net investment income	86,262	77,812	11		171,902	150,864	14
After-tax underwriting income (loss)	(137,208)	(1,206)	11,277		(122,174)	29,749	(511)
Net income (loss) before federal income tax	(80,098)	74,157	(208)		22,468	188,916	(88)
Net income (loss)	(63,319)	58,608	(208)		19,199	151,182	(87)
Net income (loss) available to common stockholders	(65,619)	56,308	(217)		14,599	146,582	(90)

Key Metrics:
Combined ratio	116.1	100.2	15.9	pts	107.3	98.0	9.3	pts
Invested assets per dollar of common stockholders' equity	$3.31	3.29	1%		$3.31	3.29	1%
Annualized after-tax yield on investment portfolio	3.9	3.9	—	pts	3.9	3.8	0.1	pts
Return on common equity ("ROE")	(9.5)	9.1	(18.6)		1.1	12.1	(11.0)
Net premiums written ("NPW") to statutory surplus	$1.64	1.52	8%		1.64	1.52	8%

Per Common Share Amounts:
Diluted net income (loss) per share	$(1.08)	0.92	(217)%		$0.24	2.41	(90)%
Book value per share	44.74	40.81	10		44.74	40.81	10
Dividends declared per share to common stockholders	0.35	0.30	17		0.70	0.60	17

Non-GAAP Information:
Non-GAAP operating income (loss)[2]	$(66,644)	60,595	(210)%		$14,866	148,227	(90)%
Non-GAAP operating income (loss) per diluted common share[2]	(1.10)	0.99	(211)		0.24	2.44	(90)
Non-GAAP operating ROE[2]	(9.6)	9.8	(19.4)	pts	1.1	12.2	(11.1)	pts
Adjusted book value per common share[2]	$49.67	47.34	5%		$49.67	47.34	5%
1Refer to the Glossary of Terms attached to our 2023 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.
2Non-GAAP operating income (loss), non-GAAP operating income (loss) per diluted common share, and non-GAAP operating ROE are measures comparable to net income (loss) available to common stockholders, net income (loss) available to common stockholders per diluted common share, and ROE, respectively, but exclude after-tax net realized and unrealized gains and losses on investments included in net income (loss). Adjusted book value per common share is a measure comparable to book value per common share, but excludes total after-tax unrealized gains and losses on investments included in accumulated other comprehensive income (loss). These non-GAAP measures are important financial measures used by us, analysts, and investors because the timing of realized and unrealized investment gains and losses on securities in any given period is largely discretionary. In addition, net realized and unrealized investment gains and losses on investments could distort the analysis of trends.

Reconciliations of our GAAP to non-GAAP measures are provided in the tables below:

Reconciliation of net income (loss) available to common stockholders to non-GAAP operating income (loss)	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2024	2023	2024	2023
Net income (loss) available to common stockholders	$(65,619)	56,308	$14,599	146,582
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	(1,297)	5,426	338	2,082
Tax on reconciling items	272	(1,139)	(71)	(437)
Non-GAAP operating income (loss)	$(66,644)	60,595	$14,866	148,227

Reconciliation of net income (loss) available to common stockholders per diluted common share to non-GAAP operating income (loss) per diluted common share	Quarter ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
Net income (loss) available to common stockholders per diluted common share	$(1.08)	0.92	$0.24	2.41
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	(0.02)	0.09	—	0.04
Tax on reconciling items	—	(0.02)	—	(0.01)
Non-GAAP operating income (loss) per diluted common share	$(1.10)	0.99	$0.24	2.44

Reconciliation of ROE to non-GAAP operating ROE	Quarter ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
ROE	(9.5)%	9.1	1.1%	12.1
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	(0.2)	0.9	—	0.1
Tax on reconciling items	0.1	(0.2)	—	—
Non-GAAP operating ROE	(9.6)%	9.8	1.1%	12.2

Reconciliation of book value per common share to adjusted book value per common share	Quarter ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
Book value per common share	$44.74	40.81	$44.74	40.81
Total unrealized investment (gains) losses included in accumulated other comprehensive income (loss), before tax	6.25	8.27	6.25	8.27
Tax on reconciling items	(1.32)	(1.74)	(1.32)	(1.74)
Adjusted book value per common share	$49.67	47.34	$49.67	47.34

The components of our ROE and non-GAAP operating ROE are as follows:

ROE and non-GAAP operating ROE Components	Quarter ended June 30,		Change Points	Six Months ended June 30,		Change Points
	2024	2023		2024	2023
Standard Commercial Lines Segment	(18.4)%	2.8	(21.2)	(8.6)%	4.1	(12.7)
Standard Personal Lines Segment	(2.2)	(2.9)	0.7	(1.4)	(2.4)	1.0
E&S Lines Segment	0.7	(0.1)	0.8	1.2	0.8	0.4
Total insurance operations	(19.9)	(0.2)	(19.7)	(8.8)	2.5	(11.3)

Investment income	12.5	12.6	(0.1)	12.5	12.5	—
Net realized and unrealized investment gains (losses)	0.1	(0.7)	0.8	—	(0.1)	0.1
Total investments segment	12.6	11.9	0.7	12.5	12.4	0.1

Other	(2.2)	(2.6)	0.4	(2.6)	(2.8)	0.2

ROE	(9.5)	9.1	(18.6)	1.1	12.1	(11.0)
Net realized and unrealized investment (gains) losses, after tax	(0.1)	0.7	(0.8)	—	0.1	(0.1)
Non-GAAP operating ROE	(9.6)	9.8	(19.4)	1.1	12.2	(11.1)

Our Second Quarter 2024 and Six Months 2024 operating and non-GAAP operating ROEs in both current-year periods were below our 12% target. The decrease in our non-GAAP operating ROE in Second Quarter 2024 and Six Months 2024 compared to the same prior-year periods was driven by a reduction in after-tax underwriting income. We recorded an after-tax underwriting loss of $137.2 million in Second Quarter 2024 compared to a loss of $1.2 million in Second Quarter 2023, resulting in a reduction to non-GAAP operating ROE of 19.7 points. In Six Months 2024, we recorded an after-tax underwriting loss of $122.2 million, compared to after-tax underwriting income of $29.7 million in Six Months 2023, resulting in a reduction to non-GAAP operating ROE of 11.3 points.

The underwriting income decrease in Second Quarter 2024 and Six Months 2024 compared to the same prior-year periods was primarily attributable to unfavorable prior year casualty reserve development, and to a lesser extent, an increase in current year loss costs. We believe that current market conditions and environmental factors, most notably social inflation, are impacting us and the industry more than they have historically. As a commercial-lines focused underwriter with a higher mix of casualty business, we recognize this social inflationary environment has increased loss severities. In response to these external trends and the data we observed in our in-depth quarterly reserve review process, we recorded $176.0 million of unfavorable prior year casualty reserve development in Second Quarter 2024 and $211.0 million in Six Months 2024, compared to favorable prior year casualty reserve development of $3.5 million in Second Quarter 2023 and $16.5 million in Six Months 2023.

The unfavorable prior year casualty reserve development in Second Quarter 2024 impacted our Standard Commercial Lines segment, with $166.0 million recorded in our general liability line of business and $10.0 million in our commercial automobile line of business. Six Months 2024 development was further impacted by $15.0 million of favorable development in our workers compensation line of business. The $166.0 million primarily relates to accident years 2020 through 2023, similar to the unfavorable prior year casualty reserve development we recorded last quarter. Unfavorable prior year casualty reserve development we recorded at the end of 2023 was primarily associated with accident years 2020 and prior. As older years continue to mature, we gain greater confidence in our estimates, and further development on accident years 2019 and prior has been modest. This increases our confidence in the adjustments we are now making to accident years 2020 and subsequent, which puts us in a stronger overall reserve position. For additional qualitative discussion on prior year casualty reserve development, refer to the insurance segment sections below.

Outlook
Although our Six Months 2024 financial results were challenging, our capital position and the quality of our underwriting portfolio remain strong. Given the consistency in our underwriting appetite and risk profile over time, our corrective actions are primarily focused on achieving higher price levels, with a continued emphasis on prudent underwriting. Our pricing discipline, strong relationships with our distribution partners, and sophisticated analytical tools have enabled us to effectively balance our pricing and retention objectives over the long term, which we seek to continue achieving going forward.

We will continue to balance growth and profitability, with a goal to consistently achieve a 95% combined ratio across our three insurance segments by:

•Standard Commercial Lines
◦Achieving overall Standard Commercial Lines renewal pure price increases that reflect forward loss trend expectations. Our overall Standard Commercial Lines renewal pure price increase was 7.9% in Second Quarter 2024, up from 7.6% last quarter. In addition, our general liability renewal pure price increase was 7.6% in Second Quarter 2024, up from 6.5% last quarter, and 5.7% in the fourth quarter of 2023. We expect that our general liability pricing will further increase in the second half of 2024;
◦Continuing to expand our Standard Commercial Lines market share by (i) increasing our share towards our 12% target of our agents' premiums, (ii) strategically appointing new agents, and (iii) maximizing new business growth in the small business market through the use of our enhanced small business platform; and
◦Expanding our geographic footprint. In April 2024, we added West Virginia and Maine to our footprint, now covering 32 states. Subject to regulatory approvals, we expect to add Nevada, Washington, and Oregon later this year, with Kansas, Montana, and Wyoming to follow. Over time, we plan to expand our Standard Commercial Lines footprint to be near national.

•E&S Lines
◦Achieving E&S Lines renewal pure price increases in both our casualty and property lines of business that reflect forward loss trend expectations. Our E&S Lines renewal pure price increase was 6.4% in Second Quarter 2024, up from 5.2% in the first quarter of 2024; and
◦Continuing to invest in product expansion, risk evaluation, and operational efficiency for small and middle market E&S accounts.

•Standard Personal Lines
◦Taking actions to improve the profitability of our Standard Personal Lines segment by:
▪Prioritizing additional rate filings on a state-by-state basis and further refining our pricing factors. These filed rate increases began to take effect early in 2023, increasing in number and magnitude throughout 2023, have continued into 2024, and are expected to continue throughout the year. Our Standard Personal Lines renewal pure price increase was 20.7% in Second Quarter 2024, up from 14.3% in the first quarter of 2024, and 8.9% in the fourth quarter of 2023;
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

For 2024, we increased our expected GAAP combined ratio to 101.5%. The change reflects unfavorable prior year casualty reserve development, elevated catastrophe losses in the first half of the year, and increased current year loss costs. Full-year expectations are as follows:

•A GAAP combined ratio of 101.5%, up five points from our prior guidance of 96.5%. Our combined ratio estimate includes net catastrophe losses of 5.5 points, up from prior guidance of 5.0 points. Our combined ratio estimate assumes no additional prior year casualty reserve development;
•After-tax net investment income of $360 million that includes $32 million from alternative investments;

•An overall effective tax rate of approximately 21.0%, which assumes an effective tax rate of 20.5% for net investment income and 21% for all other items; and
•Weighted average shares of 61.5 million on a fully diluted basis, which assumes no share repurchases we may make under our authorization.

Results of Operations and Related Information by Segment

Insurance Operations
The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2024	2023			2024	2023
Insurance Operations Results:
NPW	$1,226,101	1,084,907	13%		$2,382,722	2,084,675	14%
Net premiums earned (“NPE”)	1,080,231	942,150	15		2,131,175	1,844,486	16
Less:
Loss and loss expense incurred	925,548	646,130	43		1,629,840	1,213,568	34
Net underwriting expenses incurred	327,310	295,697	11		651,677	589,640	11
Dividends to policyholders	1,054	1,849	(43)		4,308	3,621	19
Underwriting income (loss)	$(173,681)	(1,526)	11,281%		$(154,650)	37,657	(511)%
Combined Ratios:
Loss and loss expense ratio	85.7%	68.6	17.1	pts	76.5%	65.8	10.7	pts
Underwriting expense ratio	30.3	31.4	(1.1)		30.6	32.0	(1.4)
Dividends to policyholders ratio	0.1	0.2	(0.1)		0.2	0.2	—
Combined ratio	116.1	100.2	15.9		107.3	98.0	9.3

The NPW growth of 13% in Second Quarter 2024 and 14% in Six Months 2024 compared to the same prior-year periods reflected (i) overall renewal pure price increases, and (ii) higher direct new business, as shown in the following table:

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2024	2023	2024	2023
Direct new business premiums	$267.4	241.6	$528.2	458.5
Renewal pure price increases	9.1%	6.4	8.6%	6.6

Our NPW growth in Second Quarter 2024 and Six Months 2024 also benefited from stable retention and exposure growth on renewal policies.

The increase in NPE in Second Quarter 2024 and Six Months 2024 compared to the same prior-year periods resulted from the same impacts to NPW described above.

Loss and Loss Expenses
The loss and loss expense ratio increased 17.1 points in Second Quarter 2024 and 10.7 points in Six Months 2024 compared to the same prior-year periods, primarily due to the following:

	Second Quarter 2024			Second Quarter 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$90.5	8.4	pts	$100.0	10.6	pts	(2.2)	pts
(Favorable) unfavorable prior year casualty reserve development	176.0	16.3		(3.5)	(0.4)		16.7
Non-catastrophe property loss and loss expenses	185.5	17.2		157.2	16.7		0.5
Total	$452.0	41.9		$253.7	26.9		15.0

	Six Months 2024			Six Months 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$145.8	6.8	pts	$155.3	8.4	pts	(1.6)	pts
(Favorable) unfavorable prior year casualty reserve development	211.0	9.9		(16.5)	(0.9)		10.8
Non-catastrophe property loss and loss expenses	356.7	16.7		305.4	16.6		0.1
Total	$713.5	33.4		$444.2	24.1		9.3

Details of the prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended June 30,			Six Months ended June 30,
($ in millions)	2024		2023	2024		2023
General liability	$166.0		—	$216.0		—
Commercial automobile	10.0		—	10.0		—
Workers compensation	—		(7.5)	(15.0)		(17.5)
Total Standard Commercial Lines	176.0		(7.5)	211.0		(17.5)

Homeowners	—		—	(5.0)		—
Personal automobile	—		4.0	5.0		6.0
Total Standard Personal Lines	—		4.0	—		6.0

E&S	—		—	—		(5.0)

Total (favorable) unfavorable prior year casualty reserve development	$176.0		(3.5)	$211.0		(16.5)

(Favorable) unfavorable impact on loss ratio	16.3	pts	(0.4)	9.9	pts	(0.9)

The unfavorable prior year casualty reserve development of (i) $166.0 million in Second Quarter 2024 and $216.0 million in Six Months 2024 in our general liability line of business was driven by severities in accident years 2020 through 2023 that continued to show higher emergence than expected, and (ii) $10.0 million in Second Quarter 2024 in our commercial automobile line of business was driven by increased severities in accident year 2023. The unfavorable development in Six Months 2024 was partially offset by favorable workers compensation development of $15.0 million. For additional qualitative discussion on prior year casualty reserve development, refer to the insurance segment sections below.

In addition, the loss and loss expense ratio was adversely impacted by an increase in current year casualty loss costs of 2.1 points in Second Quarter 2024 and 1.3 points in Six Months 2024, compared to the same prior-year periods, primarily due to increased loss trend expectations and higher prior-year severity assumptions attributable to social inflationary impacts in our general liability line of business.

Net catastrophe losses were lower in Second Quarter 2024 and Six Months 2024 compared to the same prior-year periods, but remain higher than our historical average. Severe convective storms across our footprint drove our catastrophe losses in the quarter.

Underwriting Expenses
The underwriting expense ratio decreased 1.1 points in Second Quarter 2024 and 1.4 points in Six Months 2024 compared to the same prior-year periods, primarily due to a decrease in profit-based compensation to our employees and distribution partners, coupled with premium growth outpacing the growth in underwriting expenses.

Standard Commercial Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2024	2023			2024	2023
Insurance Segments Results:
NPW	$963,129	870,145	11%		$1,894,806	1,683,461	13%
NPE	853,493	762,709	12		1,687,603	1,494,324	13
Less:
Loss and loss expense incurred	747,954	495,507	51		1,303,787	942,833	38
Net underwriting expenses incurred	265,366	243,207	9		530,008	486,803	9
Dividends to policyholders	1,054	1,849	(43)		4,308	3,621	19
Underwriting income (loss)	(160,881)	22,146	(826)		$(150,500)	61,067	(346)
Combined Ratios:
Loss and loss expense ratio	87.6%	65.0	22.6	pts	77.2%	63.1	14.1	pts
Underwriting expense ratio	31.1	31.9	(0.8)		31.4	32.6	(1.2)
Dividends to policyholders ratio	0.1	0.2	(0.1)		0.3	0.2	0.1
Combined ratio	118.8	97.1	21.7		108.9	95.9	13.0

NPW growth of 11% in Second Quarter 2024 and 13% in Six Months 2024 compared to the same prior-year periods reflected (i) renewal pure price increases, (ii) higher direct new business, and (iii) strong retention as shown in the table below. In addition, NPW growth benefited from strong exposure growth on renewal policies.

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2024	2023	2024	2023
Direct new business premiums	$168.4	159.1	$340.4	306.8
Retention	85	85	85%	84
Renewal pure price increases	7.9	6.7	7.8	6.9

The increase in NPE in Second Quarter 2024 and Six Months 2024 compared to the same prior-year periods resulted from the same impacts to NPW described above.

The loss and loss expense ratio increased 22.6 points in Second Quarter 2024 and 14.1 points in Six Months 2024 compared to the same prior-year periods, primarily driven by the following:

	Second Quarter 2024			Second Quarter 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$50.9	6.0	pts	$62.6	8.2	(2.2)	pts
Non-catastrophe property loss and loss expenses	124.5	14.6		111.4	14.6	—
(Favorable) unfavorable prior year casualty reserve development	176.0	20.6		(7.5)	(1.0)	21.6
Total	$351.4	41.2		$166.5	21.8	19.4

	Six Months 2024			Six Months 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$89.4	5.3	pts	$97.7	6.5	(1.2)	pts
Non-catastrophe property loss and loss expenses	239.5	14.2		216.8	14.5	(0.3)
(Favorable) unfavorable prior year casualty reserve development	211.0	12.5		(17.5)	(1.2)	13.7
Total	$539.9	32.0		$297.0	19.8	12.2

Prior year casualty reserve development was unfavorable by $176.0 million, or 20.6 points, in Second Quarter 2024, compared to $7.5 million, or 1.0 point, of favorable development in Second Quarter 2023. Prior year casualty reserve development was unfavorable by $211.0 million, or 12.5 points, in Six Months 2024, compared to $17.5 million, or 1.2 points, of favorable development in Six Months 2023.

Despite increasing our expected loss trend in recent years, loss severities continued to show higher emergence than expected in Second Quarter 2024 and Six Months 2024 in the general liability line of business. In response to these unfavorable trends, we recorded unfavorable prior year casualty reserve development in our general liability line of business of $166.0 million in Second Quarter 2024 and $216.0 million in Six Months 2024, primarily driven by increased severities in accident years 2020 through 2023. In addition, we recorded $10.0 million of unfavorable prior year casualty reserve development in our commercial automobile line of business in Second Quarter 2024 and Six Months 2024, primarily driven by increased severities in accident year 2023. The unfavorable development in Six Months 2024 was partially offset by $15.0 million of favorable workers compensation development.

In addition, the loss and loss expense ratio was adversely impacted by an increase in current year casualty loss costs of 3.4 points in Second Quarter 2024 and 2.1 points in Six Months 2024 compared to the same prior-year periods, primarily due to increased loss trend expectations and higher prior-year severity assumptions attributable to impacts from social inflation in the general liability line of business.

Refer to the line of business sections below for qualitative discussion on the significant drivers of unfavorable prior year casualty reserve development and current year loss costs.

The underwriting expense ratio decreased 0.8 points in Second Quarter 2024 and 1.2 points in Six Months 2024 compared to the same prior-year periods, primarily due to a decrease in profit-based compensation to our employees and distribution partners, coupled with premium growth outpacing the growth in underwriting expenses.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
	Quarter ended June 30,		Change % or Points[1]		Six Months ended June 30,		Change % or Points[1]
($ in thousands)	2024	2023			2024	2023
NPW	$319,955	292,846	9%		$627,399	564,972	11%
Direct new business	50,293	48,409	n/a		100,522	93,140	n/a
Retention	86%	86	n/a		86%	85	n/a
Renewal pure price increases	7.6	5.2	n/a		7.0	5.3	n/a
NPE	$280,097	254,510	10%		$553,512	497,859	11%
Underwriting income (loss)	(166,109)	32,626	(609)		(195,550)	59,752	(427)
Combined ratio	159.3%	87.2	72.1	pts	135.3%	88.0	47.3	pts
% of total Standard Commercial Lines NPW	33	34			33	34
1n/a: not applicable.

NPW grew 9% in Second Quarter 2024 and 11% in Six Months 2024 compared to the same prior-year periods, benefiting from renewal pure price increases, exposure growth on renewal policies, strong retention, and higher direct new business.

The combined ratio increased 72.1 points in Second Quarter 2024 and 47.3 points in Six Months 2024 compared to the same prior-year periods, primarily driven by unfavorable prior year casualty reserve development as follows:

	Second Quarter 2024			Second Quarter 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) unfavorable prior year casualty reserve development	$166.0	59.3	pts	$—	—	59.3	pts

	Six Months 2024			Six Months 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) unfavorable prior year casualty reserve development	$216.0	39.0	pts	$—	—	39.0	pts

This line of business has experienced a long-term historical trend of meaningful severity increases, which have been partially offset by decreases in claim frequencies. Prior-year severities have developed adversely, previously impacting the pre-pandemic period but now extending into the more recent accident years. We attribute the increased severities to elevated social inflation, which we see as an industry dynamic characterized by higher propensity for attorney representation and litigation, longer settlement times, and higher settlement values. Certain jurisdictions with expanded liability theories and higher damage awards pose heightened challenges. We are closely monitoring these jurisdictions and the broader trends across our business.

The unfavorable prior year casualty reserve development in Second Quarter 2024 and Six Months 2024 was primarily due to the impact of social inflation, which resulted in higher severity assumptions embedded in our initial loss ratio estimates in recent years. Despite planning for higher expected loss trends, claim emergence in Second Quarter 2024 and Six Months 2024 continued to exceed our expectations. In response to these continued unfavorable trends, we recorded unfavorable prior year development of $166.0 million in Second Quarter 2024 and $216.0 million in Six Months 2024, primarily in accident years 2020 through 2023. There was no prior year casualty reserve development in Second Quarter 2023 and Six Months 2023.

Additionally, the combined ratio was adversely impacted by an increase in current year casualty loss costs of 13.6 points in Second Quarter 2024 and 9.0 points in Six Months 2024 compared to the same prior-year periods, primarily driven by an increase to our loss trend expectations and higher prior-year severity assumptions attributable to increases in social inflationary impacts.

We believe that social inflation and elevated loss trends are an industry dynamic, and may lead to an acceleration of rate increases in this line of business for the industry and us. Our renewal pure price increase in this line of business was 7.6% in Second Quarter 2024, up from 6.5% last quarter, and 5.7% for the fourth quarter of 2023. We expect increases in our general liability pricing to accelerate in the coming months.

Partially offsetting the unfavorable combined ratio drivers mentioned above was a decrease in the underwriting expense ratio of 0.6 points in Second Quarter 2024 and 0.9 points in Six Months 2024 compared to the same prior-year periods, as discussed in the "Standard Commercial Lines Segment" section above.

Commercial Automobile
	Quarter ended June 30,		Change % or Points[1]		Six Months ended June 30,		Change % or Points[1]
($ in thousands)	2024	2023			2024	2023
NPW	$297,293	257,266	16%		$582,894	497,449	17%
Direct new business	45,253	39,905	n/a		93,048	76,881	n/a
Retention	86%	86	n/a		86%	85	n/a
Renewal pure price increases	10.8	9.5	n/a		10.6	9.8	n/a
NPE	$260,652	225,067	16%		$512,372	442,438	16%
Underwriting income (loss)	(1,196)	(4,182)	71		(934)	(15,923)	94
Combined ratio	100.5%	101.9	(1.4)	pts	100.2%	103.6	(3.4)	pts
% of total Standard Commercial Lines NPW	31	30			31	30
1n/a: not applicable.

NPW grew 16% in Second Quarter 2024 and 17% in Six Months 2024 compared to the same prior-year periods, benefiting from renewal pure price increases, higher direct new business, and strong retention. This higher new business and strong retention contributed to an 8% growth of in-force vehicle counts as of June 30, 2024 compared to June 30, 2023.

The combined ratio decreased 1.4 points in Second Quarter 2024 and 3.4 points in Six Months 2024 compared to the same prior-year periods, and included the following:

	Second Quarter 2024			Second Quarter 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$2.6	1.0	pts	$1.9	0.8	0.2	pts
Non-catastrophe property loss and loss expenses	39.1	15.0		42.5	18.9	(3.9)
(Favorable) unfavorable prior year casualty reserve development	10.0	3.8		—	—	3.8
Total	$51.7	19.8		$44.4	19.7	0.1

	Six Months 2024			Six Months 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$4.0	0.8	pts	$2.1	0.5	0.3	pts
Non-catastrophe property loss and loss expenses	83.5	16.3		89.1	20.1	(3.8)
(Favorable) unfavorable prior year casualty reserve development	10.0	2.0		—	—	2.0
Total	$97.5	19.1		$91.2	20.6	(1.5)

Non-catastrophe property loss and loss expenses in Second Quarter 2024 and Six Months 2024 were lower compared to the same prior-year periods, primarily due to lower claim frequencies.

In addition, the combined ratio was reduced by the following:
•Decreases in current year casualty loss costs of 1.3 points in Second Quarter 2024 and 1.2 points in Six Months 2024 compared to the same prior-year periods, primarily driven by the earned impact of higher renewal pure price increases in both periods as highlighted above; and
•Decreases in the underwriting expense ratio of 0.3 points in Second Quarter 2024 and 0.7 points in Six Months 2024 compared to the same prior-year periods, as discussed in the "Standard Commercial Lines Segment" section above.

Offsetting the favorable combined ratio drivers mentioned above, was unfavorable prior year casualty reserve development in Second Quarter 2024 and Six Months 2024, primarily due to increased severities in accident year 2023. There was no prior year casualty reserve development in Second Quarter 2023 and Six Months 2023.

Commercial Property[1]
	Quarter ended June 30,		Change % or Points[2]		Six Months ended June 30,		Change % or Points[2]
($ in thousands)	2024	2023			2024	2023
NPW	$195,440	167,665	17%		$369,952	319,269	16%
Direct new business	40,756	37,317	n/a		79,296	72,073	n/a
Retention	84%	84	n/a		84%	84	n/a
Renewal pure price increases	9.8	9.3	n/a		10.3	9.4	n/a
NPE	$168,511	141,348	19%		$330,064	276,640	19%
Underwriting income (loss)	(3,029)	(24,410)	88		6,538	(14,332)	146
Combined ratio	101.8%	117.3	(15.5)	pts	98.0%	105.2	(7.2)	pts
% of total Standard Commercial Lines NPW	20	19			20	19
1includes Inland Marine.
2n/a: not applicable.

NPW grew 17% in Second Quarter 2024 and 16% in Six Months 2024 compared to the same prior-year periods, benefiting from renewal pure price increases, strong retention, exposure growth on renewal policies, and higher direct new business.

The combined ratio decreased 15.5 points in Second Quarter 2024 and 7.2 points in Six Months 2024 compared to the same prior-year periods, primarily driven by lower net catastrophe losses as shown in the following table:

	Second Quarter 2024			Second Quarter 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$41.5	24.6	pts	56.1	39.7	(15.1)	pts
Non-catastrophe property loss and loss expenses	71.9	42.7		57.6	40.7	2.0
Total	$113.4	67.3		113.7	80.4	(13.1)

	Six Months 2024			Six Months 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$74.4	22.5	pts	83.8	30.3	(7.8)	pts
Non-catastrophe property loss and loss expenses	134.3	40.7		104.1	37.6	3.1
Total	$208.7	63.2		187.9	67.9	(4.7)

Net catastrophe losses in Second Quarter 2024 and Six Months 2024 were lower compared to the same prior-year periods, but remain higher than our historical average.

In addition, the combined ratio was favorably impacted by a decrease in the underwriting expense ratio of 2.5 points in Second Quarter 2024 and 2.6 points in Six Months 2024 compared to the same prior-year periods, as discussed in the "Standard Commercial Lines Segment" section above.

Offsetting the favorable combined ratio drivers mentioned above, was higher non-catastrophe property loss and loss expense ratios in Second Quarter 2024 and Six Months 2024 compared to the same prior-year periods. This change continues to reflect the variability from period to period that is normally associated with the commercial property line of business. We continue to manage our long-term profitability through (i) price increases, and (ii) targeted underwriting actions, including an ongoing focus on appropriate policy terms and conditions and achieving accurate insurance-to-value ratios.

Workers Compensation
	Quarter ended June 30,		Change % or Points[1]		Six Months ended June 30,		Change % or Points[1]
($ in thousands)	2024	2023			2024	2023
NPW	$84,850	95,602	(11)%		$183,633	189,034	(3)%
Direct new business	14,222	17,320	n/a		32,706	34,939	n/a
Retention	85%	84	n/a		85%	84	n/a
Renewal pure price increases (decreases)	(2.9)	(1.1)	n/a		(2.8)	(1.1)	n/a
NPE	$82,316	88,746	(7)%		$170,093	172,930	(2)%
Underwriting income	3,869	12,586	(69)		22,062	27,172	(19)
Combined ratio	95.3%	85.8	9.5	pts	87.0%	84.3	2.7	pts
% of total Standard Commercial Lines NPW	9	11			10	11
1n/a: not applicable.

NPW decreased 11% in Second Quarter 2024 and 3% in Six Months 2024 compared to the same prior-year periods, primarily due to renewal pure price decreases and a reduction in direct new business.

The combined ratio increased 9.5 points in Second Quarter 2024 and 2.7 points in Six Months 2024 compared to the same prior-year periods, primarily driven by reductions in favorable prior year casualty reserve development as follows:

	Second Quarter 2024			Second Quarter 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) unfavorable prior year casualty reserve development	$—	—	pts	$(7.5)	(8.5)	8.5	pts

	Six Months 2024			Six Months 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) unfavorable prior year casualty reserve development	$(15.0)	(8.8)	pts	$(17.5)	(10.1)	1.3	pts

The favorable prior year casualty reserve development in Six Months 2024 was primarily due to lower loss severities in accident years 2021 and prior. The favorable prior year casualty reserve development in Second Quarter 2023 and Six Months 2023 was primarily due to improved loss severities in accident years 2020 and prior.

In addition, the combined ratio was adversely impacted by an increase in current year casualty loss costs of 2.8 points in Second Quarter 2024 and 3.1 points in Six Months 2024, primarily driven by the negative rate environment that has been impacting this line for several years.

Offsetting the unfavorable combined ratio drivers mentioned above was a decrease in the underwriting expense ratio of 0.8 points in Second Quarter 2024 and 1.0 point in Six Months 2024 compared to the same prior-year periods, as discussed in the "Standard Commercial Lines Segment" section above.

Standard Personal Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2024	2023			2024	2023
Insurance Segments Results:
NPW	$116,149	109,103	6%		$216,053	194,381	11%
NPE	106,421	87,170	22		210,267	169,040	24
Less:
Loss and loss expense incurred	101,440	87,982	15		185,784	161,150	15
Net underwriting expenses incurred	24,282	22,248	9		49,119	44,023	12
Underwriting income (loss)	$(19,301)	(23,060)	16		$(24,636)	(36,133)	32
Combined Ratios:
Loss and loss expense ratio	95.3%	101.0	(5.7)	pts	88.3%	95.4	(7.1)	pts
Underwriting expense ratio	22.8	25.5	(2.7)		23.4	26.0	(2.6)
Combined ratio	118.1	126.5	(8.4)		111.7	121.4	(9.7)

NPW increased 6% in Second Quarter 2024 and 11% in Six Months 2024 compared to the same prior-year periods, due to renewal pure price increases, exposure growth on renewal policies, and higher average policy sizes from our mass affluent market strategy, partially offset by reductions in direct new business and retention. New policy counts were down 48% in Second Quarter 2024 and 43% in Six Months 2024 compared to the same prior-year periods. These reductions were anticipated given the level of rate increases we are implementing as part of our overall profit improvement plan.

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2024	2023	2024	2023
Direct new business premiums[1]	$22.0	32.5	$43.3	58.8
Retention	78%	88	80%	87
Renewal pure price increases	20.7	3.4	17.7	2.7
1Excludes our Flood direct premiums written, which is 100% ceded to the NFIP and therefore, has no impact on our NPW.

We are taking aggressive actions to improve the profitability of this business by continuing to prioritize additional rate filings on a state-by-state basis to mitigate inflationary impacts, and refining our pricing factors. These filed rate increases began to take effect early in 2023, increasing in number and magnitude throughout 2023, have continued into 2024, and are expected to continue throughout the year. We achieved a 20.7% renewal pure price increase in Second Quarter 2024, a direct outcome of these actions. In addition, we are seeking to further improve profitability within our homeowners' line of business by introducing new policy terms and conditions, including (i) coverage for older roofs based on a schedule of factors rather than replacement cost, and (ii) implementing mandatory wind/hail deductibles in states exposed to severe convective storms, where allowed by law.

The increase in NPE in Second Quarter 2024 and Six Months 2024 compared to the same prior-year periods resulted from the same impacts to NPW described above.

The loss and loss expense ratio decreased 5.7 points in Second Quarter 2024 and 7.1 points in Six Months 2024 compared to the same prior-year periods, driven by the following:

	Second Quarter 2024			Second Quarter 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$25.4	23.9	pts	$21.2	24.3	(0.4)	pts
Non-catastrophe property loss and loss expenses	45.4	42.6		37.8	43.3	(0.7)
(Favorable) unfavorable prior year casualty reserve development	—	—		4.0	4.6	(4.6)
Total	$70.8	66.5		$63.0	72.2	(5.7)

	Six Months 2024			Six Months 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$37.2	17.7	pts	$35.8	21.2	(3.5)	pts
Non-catastrophe property loss and loss expenses	87.2	41.5		71.6	42.4	(0.9)
(Favorable) unfavorable prior year casualty reserve development	—	—		6.0	3.5	(3.5)
Total	$124.4	59.2		$113.4	67.1	(7.9)

In Six Months 2024, we experienced (i) favorable prior year casualty reserve development on our homeowners line of business of $5.0 million, primarily due to lower loss severities in accident years 2021 and prior, offset by (ii) $5.0 million of unfavorable prior year casualty reserve development on our personal automobile line of business, primarily driven by increased loss severities in accident years 2021 through 2023. The unfavorable prior year casualty reserve development in Second Quarter 2023 and Six Months 2023 was primarily due to increased loss severities in accident year 2022 on our personal automobile line of business.

In addition, lower net catastrophe losses in Second Quarter 2024 and Six Months 2024 compared to the same prior-year periods lowered our loss and loss expense ratio, but net catastrophe losses remain higher than our historical average.

The loss and loss expense ratio was also adversely impacted by a 1.0-point increase in current year casualty loss costs in Six Months 2024 compared to Six Months 2023, primarily due to an expected increase in automobile claim frequencies in the current year.

The underwriting expense ratio decreased 2.7 points in Second Quarter 2024 and 2.6 points in Six Months 2024 compared to the same prior-year periods, primarily due to a decrease in profit-based compensation to our employees and distribution partners, coupled with premium growth outpacing the growth in underwriting expenses in both periods.

E&S Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2024	2023			2024	2023
Insurance Segments Results:
NPW	$146,823	105,659	39%		$271,863	206,833	31%
NPE	120,317	92,271	30		233,305	181,122	29
Less:
Loss and loss expense incurred	76,154	62,641	22		140,269	109,585	28
Net underwriting expenses incurred	37,662	30,242	25		72,550	58,814	23
Underwriting income (loss)	6,501	(612)	1,162		20,486	12,723	61
Combined Ratios:
Loss and loss expense ratio	63.3%	67.9	(4.6)	pts	60.1%	60.5	(0.4)	pts
Underwriting expense ratio	31.3	32.8	(1.5)		31.1	32.5	(1.4)
Combined ratio	94.6	100.7	(6.1)		91.2	93.0	(1.8)

NPW grew 39% in Second Quarter 2024 and 31% in Six Months 2024 compared to the same prior-year periods, reflecting renewal pure price increases and higher direct new business as shown in the table below. In addition, NPW growth in Second Quarter 2024 and Six Months 2024 benefited from both property and casualty exposure growth on renewal policies, driven by higher rate per exposure and higher new business production. In addition, our property lines exposure growth on renewal policies was reflective of increased property values.

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2024	2023	2024	2023
Direct new business premiums	$77.0	50.0	$144.5	92.9
Renewal pure price increases	6.4%	7.5	5.9%	7.4

The increase in NPE in Second Quarter 2024 and Six Months 2024 compared to the same prior-year periods resulted from the same impacts to NPW described above.

The loss and loss expense ratio decreased 4.6 points in Second Quarter 2024 and 0.4 points in Six Months 2024 compared to the same prior-year periods, and included the following:

	Second Quarter 2024			Second Quarter 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$14.3	11.9	pts	$16.3	17.6	(5.7)	pts
Non-catastrophe property loss and loss expenses	15.6	13.0		8.1	8.8	4.2
Total	$29.9	24.9		$24.4	26.4	(1.5)

	Six Months 2024			Six Months 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$19.2	8.2	pts	$21.9	12.1	(3.9)	pts
Non-catastrophe property loss and loss expenses	29.9	12.8		17.0	9.4	3.4
(Favorable) unfavorable prior year casualty reserve development	—	—		(5.0)	(2.8)	2.8
Total	$49.1	21.0		$33.9	18.7	2.3

While the frequency of wind and thunderstorm events remained largely consistent, the severity of these events was lower in Second Quarter 2024 and Six Months 2024 compared to the same prior-year periods, resulting in a decrease in net catastrophe losses in both periods.

In addition, the loss and loss expense ratio was favorably impacted by a decrease in current year casualty loss costs of 3.1 points in Second Quarter 2024 and 2.7 points in Six Months 2024 compared to the same prior-year periods, primarily due to the mix of business between our property and casualty lines of business. Our E&S property line of business, which has a lower loss ratio compared to our E&S casualty line of business, represented a larger portion of this segment in Second Quarter 2024 and Six

Months 2024 compared to the same prior-year periods, resulting in a lower blended current year loss cost in Second Quarter 2024 and Six Months 2024.

These decreases to the loss and loss expense ratio were offset by the following:
•Higher non-catastrophe property loss and loss expenses in Second Quarter 2024 and Six Months 2024 compared to the same prior-year periods, primarily due to several large fires, reflecting the continued variability from period to period that is normally associated with our E&S property line of business; and
•No prior year casualty reserve development in Second Quarter 2024 and Six Months 2024 compared to favorable prior year casualty reserve development in Six Months 2023. The 2023 development was primarily due to lower severities in accident years 2021 and prior.

The decrease in the underwriting expense ratio of 1.5 points in Second Quarter 2024 and 1.4 points in Six Months 2024 compared to the same prior-year periods, was primarily due to premium growth outpacing the growth in underwriting expenses in both periods.

Reinsurance
We successfully completed negotiations of our July 1, 2024 excess of loss treaties, which cover our Standard Commercial Lines, Standard Personal Lines, and E&S Lines.

We renewed the Casualty Excess of Loss Treaty ("Casualty Treaty") with substantially the same structure as the expiring treaty with a co-participation of 17.5% on the first $3 million in excess of $2 million layer, but with the benefit of additional reinstatements on several of the layers. The treaty year 2024 deposit premium increased, reflecting (i) higher projected subject earned premium due to growth in our book of business, including pure renewal rate increases; and (ii) higher anticipated losses in the excess layers, partially offset by (iii) the introduction of the first layer co-participation.

We renewed the Property Excess of Loss Treaty (“Property Treaty”) with substantially the same structure as the expiring treaty and an additional reinstatement on the second layer of the program. The treaty year deposit premium increased, reflecting higher projected subject earned premium due to growth in our book of business.

The following table summarizes the Property Treaty and Casualty Treaty arrangements covering our Insurance Subsidiaries:

Treaty Name	Reinsurance Coverage	Terrorism Coverage
Property Treaty (covers all insurance operations)
There are three layers covering 100% of $65 million in excess of $5 million. Losses other than Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA") certified losses are subject to the following reinstatements and annual aggregate limits:

- $5 million in excess of $5 million layer provides 15
        reinstatements, $80 million in aggregate limits;
- $20 million in excess of $10 million layer provides four
        reinstatements, $100 million in aggregate limits; and
- $40 million in excess of $30 million layer provides two
        reinstatements, $120 million in aggregate limits.

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

Casualty Treaty (covers all insurance operations)
There are six layers covering $88 million in excess of $2 million. Losses other than terrorism losses are subject to the following:

- 82.5% of $3 million in excess of $2 million layer provides 71 reinstatements, $216 million annual aggregate limit;
- 100% of $7 million in excess of $5 million layer provides 12 reinstatements, $91 million annual aggregate limit;
- 100% of $9 million in excess of $12 million layer provides three reinstatements, $36 million annual aggregate limit;
- 100% of $9 million in excess of $21 million layer provides one reinstatement, $18 million annual aggregate limit;
- 100% of $20 million in excess of $30 million layer provides one reinstatement, $40 million annual aggregate limit; and
- 100% of $40 million in excess of $50 million layer provides one reinstatement, $80 million annual aggregate limit.

All NBCR losses are excluded. All other losses stemming from the acts of terrorism are subject to the following:

- 82.5% of $3 million in excess of $2 million layer with $15 million net annual terrorism aggregate limit;
- 100% of $7 million in excess of $5 million layer with $28 million net annual terrorism aggregate limit;
- 100% of $9 million in excess of $12 million layer with $27 million net annual terrorism aggregate limit;
- 100% of $9 million in excess of $21 million layer with $18 million net annual terrorism aggregate limit;
- 100% of $20 million in excess of $30 million layer with $40 million net annual terrorism aggregate limit; and
- 100% of $40 million in excess of $50 million layer with $80 million net annual terrorism aggregate limit.

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

The effective duration of our fixed income and short-term investments was 3.9 years as of June 30, 2024. The effective duration is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. Purchases and sales are made with the intent of maximizing investment returns in the current market environment, while balancing capital preservation.

Our fixed income and short-term investments (i) represented 92% of our invested assets, (ii) had a weighted average credit rating of "AA-", and (iii) had investment grade holdings representing 96% of the total fixed income and short-term investments portfolio as of June 30, 2024 and December 31, 2023.

For further details on the composition, credit quality, and various risks to which our portfolio is subject, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2023 Annual Report.

Total Invested Assets
($ in thousands)	June 30, 2024	December 31, 2023	Change
Total invested assets	$9,021,820	8,693,729	4%
Invested assets per dollar of common stockholders' equity	3.31	3.16	5

Components of unrealized gains (losses) – before tax:
Fixed income securities	(380,149)	(353,253)	8%
Equity securities	4,679	4,079	15
Net unrealized gains (losses) – before tax	(375,470)	(349,174)	8
Components of unrealized gains (losses) – after tax:
Fixed income securities	(300,318)	(279,070)	8
Equity securities	3,696	3,223	15
Net unrealized gains (losses) – after tax	(296,622)	(275,847)	8

Invested assets increased $328.1 million at June 30, 2024, compared to December 31, 2023, reflecting our active investment of operating and investing cash flows. Operating cash flows during Six Months 2024 were 16% of NPW.

Net Investment Income
The components of net investment income earned were as follows:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2024	2023			2024	2023
Fixed income securities	$93,935	83,916	12%		$188,037	164,003	15%
Commercial mortgage loans ("CMLs")	3,145	2,199	43		5,939	4,164	43
Equity securities	1,877	2,236	(16)		6,785	3,441	97
Short-term investments	4,680	2,892	62		8,199	7,542	9
Alternative investments	10,517	11,396	(8)		17,398	19,164	(9)
Other investments	118	188	(37)		381	231	65
Investment expenses	(5,630)	(5,131)	10		(10,248)	(9,343)	10
Net investment income earned – before tax	108,642	97,696	11		216,491	189,202	14
Net investment income tax expense	(22,380)	(19,884)	13		(44,589)	(38,338)	16
Net investment income earned – after tax	$86,262	77,812	11		$171,902	150,864	14
Effective tax rate	20.6%	20.4	0.2	pts	20.6%	20.3	0.3	pts
Annualized after-tax yield on fixed income investments	3.9	3.9	—		3.9	3.8	0.1
Annualized after-tax yield on investment portfolio	3.9	3.9	—		3.9	3.8	0.1

After-tax net investment income earned increased 11% in Second Quarter 2024 and 14% in Six Months 2024 compared to the same prior-year periods, primarily driven by higher interest rates, active portfolio management, and operating and investing cash flow deployment.

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

	Quarter ended June 30,		Change %	Six Months ended June 30,		Change %
($ in thousands)	2024	2023		2024	2023
Net realized gains (losses) on disposals	$3,136	(10,796)	(129)%	$3,306	(19,942)	(117)%
Net unrealized gains (losses) on equity securities	(93)	4,925	(102)	599	8,173	(93)
Net credit loss benefit (expense) on fixed income securities, AFS	(1,233)	864	(243)	(3,883)	10,393	(137)
Net credit loss benefit (expense) on CMLs	(32)	(78)	(59)	136	(61)	(323)
Losses on securities for which we have the intent to sell	(481)	(341)	41	(496)	(645)	(23)
Total net realized and unrealized investment gains (losses)	$1,297	(5,426)	(124)	$(338)	(2,082)	(84)

Federal Income Taxes
The following table provides information regarding federal income taxes and reconciles federal income tax at the corporate rate to the effective tax rate:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2024	2023	2024	2023
Tax at statutory rate	$(16,821)	15,573	$4,718	39,672
Tax-advantaged interest	(354)	(538)	(756)	(1,258)
Dividends received deduction	(79)	(68)	(117)	(137)
Executive compensation	634	528	1,957	1,269
Stock-based compensation	(15)	(111)	(1,454)	(1,724)
Other	(144)	165	(1,079)	(88)
Federal income tax expense (benefit)	$(16,779)	15,549	$3,269	37,734
Income before federal income tax, less preferred stock dividends	$(82,398)	71,857	$17,868	184,316
Effective tax rate	20.4%	21.6	18.3%	20.5

The federal income tax expense decrease in Second Quarter 2024 and Six Months 2024 compared to the same prior-year periods was primarily due to underwriting losses in both periods, partially offset by an increase in net investment income. Refer to "Insurance Operations" above for more information.

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

The Parent's cash and components of its investment portfolio were as follows:

($ in thousands)	June 30, 2024	December 31, 2023
Fixed income securities	$325,730	421,089
Equity securities	55,351	50,920
Short-term investments	50,522	17,671
Alternative investments	17,581	18,134
Cash	160	180
Total investments and cash	$449,344	507,994

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

The Insurance Subsidiaries paid $44 million in total dividends to the Parent in Six Months 2024. As of December 31, 2023, our allowable ordinary maximum dividend is $316 million for 2024. All Insurance Subsidiary dividends to the Parent are (i) subject to the approval and/or review of its domiciliary state insurance regulator, and (ii) generally payable only from earned statutory surplus reported in its annual statements as of the preceding December 31. Although domiciliary state insurance regulators have historically approved dividends, there is no assurance they will approve future Insurance Subsidiary dividends.

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

Line of Credit
On November 7, 2022, the Parent entered into a Credit Agreement with the lenders named therein (the “Lenders”) and Wells Fargo Bank, National Association, as Administrative Agent ("Line of Credit"). Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility that can be increased to $125 million with the Lenders' consent. No borrowings were made under the Line of Credit in Six Months 2024. The Line of Credit will mature on November 7, 2025, and has a variable interest rate based on the Parent’s debt ratings. We expect to continue to maintain a credit facility for liquidity purposes. For additional information regarding the Line of Credit and corresponding representations, warranties, and covenants, refer to Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report. We met all covenants under our Line of Credit as of June 30, 2024.

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

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year. SICNY is domiciled in New York, which limits its FHLBNY borrowings to the lesser of 5% of admitted assets for the most recently completed fiscal quarter or 10% of the previous year-end's admitted assets. As of June 30, 2024, we had remaining capacity of $529.4 million for FHLB borrowings, with a $21.3 million additional stock purchase requirement to allow the member companies to borrow their remaining capacity amounts.

Short-term Borrowings
We did not make any short-term borrowings from FHLB branches during Six Months 2024.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries, approved by the Indiana Department of Insurance, that provide the Parent with additional intercompany liquidity. Like the Line of Credit, these lending agreements limit the Parent’s borrowings from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The outstanding balance on these intercompany loans was $60.0 million as of June 30, 2024, and $67.0 million as of December 31, 2023. The remaining capacity under these intercompany loan agreements was $121.5 million as of June 30, 2024, and $114.5 million as of December 31, 2023. Additionally, we have other insurance regulator-approved intercompany agreements in place that facilitate liquidity management between the Parent and the Insurance Subsidiaries to enhance flexibility.

Capital Market Activities
The Parent had no private or public stock issuances during Six Months 2024. In addition, we had no common stock share repurchases during Six Months 2024 under our existing share repurchase program. We had $84.2 million of remaining capacity under our share repurchase program as of June 30, 2024. For additional information on the share repurchase program, refer to Note 17. “Equity” in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report.

Uses of Liquidity
The Parent uses the liquidity generated from the sources discussed above to pay dividends to our stockholders, among other things. Dividends on shares of the Parent's common and preferred stock are declared and paid at the discretion of the Board based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. Our Board declared:

•A quarterly cash dividend on common stock of $0.35 per common share that is payable September 3, 2024, to holders of record on August 15, 2024; and
•A quarterly cash dividend of $287.50 per share on our 4.60% Non-Cumulative Preferred Stock, Series B (equivalent to $0.28750 per depository share) payable on September 16, 2024, to holders of record as of August 30, 2024.

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

Capital Resources
Capital resources ensure we can pay policyholder claims, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At June 30, 2024, we had GAAP stockholders' equity of $2.9 billion and statutory surplus of $2.7 billion. With total debt of $508.8 million at June 30, 2024, our debt-to-capital ratio was 14.8%. For additional information on our statutory surplus, see Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report.

The following table summarizes certain contractual obligations we had at June 30, 2024, that may require us to invest additional amounts into our investment portfolio, which we would fund primarily with operating cash flows.

($ in millions)	Amount of Obligation
Alternative and other investments	$289.3
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	96.3
Non-publicly traded common stock within our equity portfolio	25.5
CMLs	2.7
Privately-placed corporate securities	64.7
Total	$478.5

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

As of June 30, 2024, and December 31, 2023, we had no (i) material guarantees on behalf of others and trading activities involving non-exchange traded contracts accounted for at fair value, (ii) material transactions with related parties other than those disclosed in Note 18. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data.” of our 2023 Annual Report, and (iii) material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

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

Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and our stockholders and enhance our financial strength and underwriting capacity. We have a solid capital base and high-quality underwriting portfolio, positioning us well to take advantage of potential market opportunities.

Book value per common share decreased 1% to $44.74 as of June 30, 2024, from $45.42 as of December 31, 2023, driven by $0.70 in dividends to our common stockholders and a $0.36 increase in unrealized losses on our fixed income securities portfolio, partially offset by $0.24 in net income (loss) available to common stockholders per diluted common share. The increase in net unrealized losses on our fixed income securities was primarily driven by an increase in benchmark U.S. Treasury rates. Our adjusted book value per share, which is book value per share excluding total after-tax unrealized gains or losses on investments included in accumulated other comprehensive income (loss), decreased to $49.67 as of June 30, 2024, from $50.03 as of December 31, 2023.

Cash Flows
Net cash provided by operating activities increased to $380.3 million in Six Months 2024, compared to $293.6 million in Six Months 2023, primarily driven by higher levels of cash received for premiums. For more information on our underwriting results, refer to "Insurance Operations" above in this MD&A.

Net cash used in investing activities increased to $333.3 million in Six Months 2024, compared to $253.6 million in Six Months 2023, as a result of investing more cash from operating activities. Operating cash flows were 16% of NPW in Six Months 2024 compared to 14% of NPW in Six Months 2023.

Net cash used in financing activities remained relatively flat at $49.4 million in Six Months 2024, compared to $44.0 million in Six Months 2023.

Ratings
Our ratings are as follows:

Nationally Recognized Statistical Rating Organizations	Financial Strength Rating	Outlook
AM Best Company	A+	Stable
Moody's Investors Services ("Moody's")	A2	Stable
Fitch Ratings ("Fitch")	A+	Stable
Standard & Poor's Global Ratings ("S&P")	A	Stable

On February 28, 2024, S&P reaffirmed our "A" rating with a "stable" outlook. In taking this rating action, S&P cited our (i) strong financial and business risk profiles, (ii) sound underwriting process that produces profitable operating performance, and (iii) very strong capital adequacy.

On May 14, 2024, Fitch reaffirmed our "A+" rating with a "stable" outlook. In taking this rating action, Fitch cited our (i) business profile as having favorable competitive positioning within our core standard lines businesses with strong independent agency relationships, (ii) continued profitable underwriting, (iii) strong capitalization, and (iv) very strong debt service.

On June 26, 2024, Moody's reaffirmed our "A2" rating and changed our rating outlook to "stable" from "positive." In taking this rating action, Moody's cited our (i) strong regional franchise focused on low-to-medium hazard and small-to-midsize commercial accounts, (ii) strong independent agency relationships, (iii) long record of underwriting profitability, and (iv) conservative investment portfolio. In addition, Moody's cited our narrower market presence relative to national peers, contributing to the rating outlook change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information about market risk set forth in our 2023 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of such period are (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is appropriately accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions about required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Second Quarter 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incidental to our insurance operations, we are routinely engaged in legal proceedings with inherently unpredictable outcomes that could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Note 13. "Litigation" in Item 1. "Financial Statements." of this Form 10-Q and Item 1A. “Risk Factors.” below in Part II. “Other Information.” As of June 30, 2024, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS.

Certain risk factors can significantly impact our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change our actions in executing our long-term capital strategy. Examples include, without limitation, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our existing debt and/or equity securities, or increasing or decreasing common stockholders' dividends. We operate in a continually changing business environment, and new risk factors that we cannot predict or assess may emerge at any time. Consequently, we can neither predict such new risk factors nor assess the potential future impact on our business. There have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors.” in our 2023 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding our purchases of our common stock in Second Quarter 2024:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Programs (in millions)[2]
April 1 – 30, 2024	250	$103.07	—	$84.2
May 1 – 31, 2024	58	96.41	—	84.2
June 1 – 30, 2024	—	—	—	84.2
Total	308	$101.82	—	$84.2
1We purchased these shares from employees to satisfy tax withholding obligations associated with the vesting of their restricted stock units.
2On December 2, 2020, we announced our Board of Directors ("Board") authorized a $100 million share repurchase program with no set expiration or termination date. Our repurchase program does not obligate us to acquire any particular amount of our common stock. Management will determine the timing and amount of any share repurchases under the authorization at its discretion based on market conditions and other considerations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2024, no director or officer of the Company adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS.

Exhibit No.
*10.1+	Amendment No. 1 to Employment Agreement between Selective Insurance Company of America and Joseph Owen Eppers, effective as of June 3, 2024.

*10.2+	Amendment No. 1 to Employment Agreement between Selective Insurance Company of America and Brenda M. Hall, effective as of June 3, 2024.

*10.3+	Amendment No. 1 to Employment Agreement between Selective Insurance Company of America and Anthony D. Harnett, effective as of June 3, 2024.

*10.4+	Amendment No. 1 to Employment Agreement between Selective Insurance Company of America and Jeffrey F. Kamrowski, effective as of June 3, 2024.

*10.5+	Amendment No. 1 to Employment Agreement between Selective Insurance Company of America and Paul Kush, effective as of June 3, 2024.

*10.6+	Amendment No. 1 to Employment Agreement between Selective Insurance Company of America and Michael H. Lanza, effective as of June 3, 2024.

*10.7+	Amendment No. 1 to Employment Agreement between Selective Insurance Company of America and John J. Marchioni, effective as of June 3, 2024.

*10.8+	Amendment No. 1 to Employment Agreement between Selective Insurance Company of America and Vincent M. Senia, effective as of June 3, 2024.

*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

**101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

**104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL.
* Filed herewith.
** Furnished and not filed herewith.
+ Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	July 26, 2024	By: /s/ John J. Marchioni
John J. Marchioni
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

Date:	July 26, 2024	By: /s/ Anthony D. Harnett
Anthony D. Harnett
Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer
(principal financial officer and principal accounting officer)