Form 10-Q
period 2024-09-30
SELECTIVE INSURANCE GROUP INC
filed 2024-10-25
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 18, 2024, there were 60,794,017 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	September 30, 2024	December 31, 2023
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $21,440 – 2024; $21,923 – 2023)	$21,958	22,700
Less: allowance for credit losses	—	—
Fixed income securities, held-to-maturity, net of allowance for credit losses	21,958	22,700
Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $28,504 – 2024 and $28,212 – 2023; amortized cost: $8,269,338 – 2024 and $7,880,697 – 2023)	8,088,601	7,499,197
Commercial mortgage loans – at carrying value (fair value: $218,599 – 2024 and $178,913 – 2023)	223,718	188,708
Less: allowance for credit losses	(150)	(291)
Commercial mortgage loans, net of allowance for credit losses	223,568	188,417
Equity securities – at fair value (cost: $198,548 – 2024; $183,076 – 2023)	205,634	187,155
Short-term investments	561,032	309,317
Alternative investments	431,999	395,779
Other investments	102,496	91,164
Total investments (Note 4 and 5)	$9,635,288	8,693,729
Cash	98	180
Restricted cash	12,566	13,092
Accrued investment income	73,842	66,339
Premiums receivable	1,552,740	1,331,979
Less: allowance for credit losses (Note 6)	(20,800)	(18,900)
Premiums receivable, net of allowance for credit losses	1,531,940	1,313,079
Reinsurance recoverable	1,059,251	658,525
Less: allowance for credit losses (Note 7)	(2,000)	(1,700)
Reinsurance recoverable, net of allowance for credit losses	1,057,251	656,825
Prepaid reinsurance premiums	230,705	203,320
Current federal income tax	13,036	—
Deferred federal income tax	100,716	140,237
Property and equipment – at cost, net of accumulated depreciation and amortization of: $285,067 – 2024; $271,409 – 2023	92,195	83,272
Deferred policy acquisition costs	488,521	424,864
Goodwill	7,849	7,849
Other assets	229,130	199,760
Total assets	$13,473,137	11,802,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 8)	$6,451,996	5,336,911
Unearned premiums	2,655,000	2,330,656
Long-term debt	508,237	503,946
Current federal income tax	—	6,251
Accrued salaries and benefits	113,475	122,003
Other liabilities	576,628	548,398
Total liabilities	$10,305,336	8,848,165

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$200,000	200,000
Authorized shares: 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share – 2024 and 2023
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 105,553,451 – 2024; 105,223,307 – 2023	211,107	210,447
Additional paid-in capital	549,750	522,748
Retained earnings	3,069,567	3,029,396
Accumulated other comprehensive income (loss) (Note 11)	(211,875)	(373,001)
Treasury stock – at cost (shares: 44,760,620 – 2024; 44,586,870 – 2023)	(650,748)	(635,209)
Total stockholders’ equity	$3,167,801	2,954,381
Commitments and contingencies
Total liabilities and stockholders’ equity	$13,473,137	11,802,546
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except per share amounts)	2024	2023	2024	2023
Revenues:
Net premiums earned	$1,112,228	981,917	$3,243,403	2,826,403
Net investment income earned	117,759	100,863	334,250	290,065
Net realized and unrealized investment gains (losses)	5,389	(6,880)	5,051	(8,962)
Other income	8,930	5,181	22,566	13,919
Total revenues	1,244,306	1,081,081	3,605,270	3,121,425

Expenses:
Loss and loss expense incurred	765,658	645,897	2,395,498	1,859,465
Amortization of deferred policy acquisition costs	235,560	201,106	681,421	585,660
Other insurance expenses	114,689	108,504	338,449	325,949
Interest expense	7,250	7,186	21,633	21,610
Corporate expenses	4,662	5,871	29,314	27,308
Total expenses	1,127,819	968,564	3,466,315	2,819,992

Income (loss) before federal income tax	116,487	112,517	138,955	301,433

Federal income tax expense (benefit):
Current	27,142	24,133	30,933	67,004
Deferred	(2,933)	(824)	(3,455)	(5,961)
Total federal income tax expense (benefit)	24,209	23,309	27,478	61,043

Net income (loss)	$92,278	89,208	$111,477	240,390

Preferred stock dividends	2,300	2,300	6,900	6,900

Net income (loss) available to common stockholders	$89,978	86,908	$104,577	233,490

Earnings per common share:
Net income (loss) available to common stockholders - Basic	$1.48	1.43	$1.72	3.85

Net income (loss) available to common stockholders - Diluted	$1.47	1.42	$1.71	3.83

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2024	2023	2024	2023
Net income (loss)	$92,278	89,208	$111,477	240,390

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	148,098	(80,361)	129,211	(76,219)
Unrealized gains (losses) on securities with credit loss recognized in earnings	34,702	(25,989)	29,301	(13,032)
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and losses on intent-to-sell available-for-sale securities	(986)	3,656	(1,014)	15,891
Credit loss (benefit) expense	(1,732)	1,949	1,336	(6,261)
Total unrealized gains (losses) on investment securities	180,082	(100,745)	158,834	(79,621)

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial loss	764	598	2,292	1,794
Total defined benefit pension and post-retirement plans	764	598	2,292	1,794
Other comprehensive income (loss)	180,846	(100,147)	161,126	(77,827)
Comprehensive income (loss)	$273,124	(10,939)	$272,603	162,563

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except share and per share amounts)	2024	2023	2024	2023
Preferred stock:
Beginning of period	$200,000	200,000	$200,000	200,000
Issuance of preferred stock	—	—	—	—
End of period	200,000	200,000	200,000	200,000

Common stock:
Beginning of period	211,032	210,296	210,447	209,694
Dividend reinvestment plan	11	8	31	27
Stock purchase and compensation plans	64	40	629	623
End of period	211,107	210,344	211,107	210,344

Additional paid-in capital:
Beginning of period	545,263	512,040	522,748	493,488
Dividend reinvestment plan	476	427	1,448	1,335
Stock purchase and compensation plans	4,011	4,387	25,554	22,031
End of period	549,750	516,854	549,750	516,854

Retained earnings:
Beginning of period	3,001,054	2,859,569	3,029,396	2,749,703
Net income (loss)	92,278	89,208	111,477	240,390
Dividends to preferred stockholders	(2,300)	(2,300)	(6,900)	(6,900)
Dividends to common stockholders	(21,465)	(18,300)	(64,406)	(55,016)
End of period	3,069,567	2,928,177	3,069,567	2,928,177

Accumulated other comprehensive income (loss):
Beginning of period	(392,721)	(475,722)	(373,001)	(498,042)
Other comprehensive income (loss)	180,846	(100,147)	161,126	(77,827)
End of period	(211,875)	(575,869)	(211,875)	(575,869)

Treasury stock:
Beginning of period	(641,937)	(634,791)	(635,209)	(627,279)
Acquisition of treasury stock - share repurchase authorization	(8,689)	—	(8,689)	—
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(122)	(292)	(6,850)	(7,804)
End of period	(650,748)	(635,083)	(650,748)	(635,083)

Total stockholders’ equity	$3,167,801	2,644,423	$3,167,801	2,644,423

Dividends declared per preferred share	$287.50	287.50	$862.50	862.50
Dividends declared per common share	$0.35	0.30	$1.05	0.90

Preferred stock, shares outstanding:
Beginning of period	8,000	8,000	8,000	8,000
Issuance of preferred stock	—	—	—	—
End of period	8,000	8,000	8,000	8,000

Common stock, shares outstanding:
Beginning of period	60,859,948	60,565,483	60,636,437	60,338,900
Dividend reinvestment plan	5,409	4,362	15,368	13,677
Stock purchase and compensation plan	31,848	19,475	314,776	311,214
Acquisition of treasury stock - share repurchase authorization	(103,000)	—	(103,000)	—
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(1,374)	(2,959)	(70,750)	(77,430)
End of period	60,792,831	60,586,361	60,792,831	60,586,361

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months ended September 30,
($ in thousands)	2024	2023
Operating Activities
Net income (loss)	$111,477	240,390

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27,228	23,432
Stock-based compensation expense	19,797	16,374
Undistributed gains of equity method investments	(18,573)	(16,266)
Distributions in excess of current year income of equity method investments	15,395	8,656
Net realized and unrealized (gains) losses	(5,051)	8,962
Loss (gain) on disposal of fixed assets	321	(6)

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	714,659	254,018
Increase in unearned premiums, net of prepaid reinsurance	296,959	316,597
(Increase) decrease in net federal income taxes	(22,597)	216
Increase in premiums receivable	(218,861)	(244,361)
Increase in deferred policy acquisition costs	(63,657)	(57,130)
Increase in accrued investment income	(7,427)	(3,038)
Decrease in accrued salaries and benefits	(8,528)	(946)
Increase in other assets	(33,138)	(12,496)
Decrease in other liabilities	(40,301)	(12,096)
Net cash provided by (used in) operating activities	767,703	522,306

Investing Activities
Purchases of fixed income securities, held-to-maturity	(2,700)	—
Purchases of fixed income securities, available-for-sale	(1,767,201)	(1,999,665)
Purchases of commercial mortgage loans	(46,122)	(38,281)
Purchases of equity securities	(25,603)	(13,731)
Purchases of alternative investments and other investments	(66,372)	(83,810)
Purchases of short-term investments	(6,829,793)	(3,483,923)
Sales of fixed income securities, available-for-sale	743,539	1,115,260
Proceeds from commercial mortgage loans	11,112	1,473
Sales of short-term investments	6,578,742	3,609,991
Redemption and maturities of fixed income securities, held-to-maturity	3,441	7,918
Redemption and maturities of fixed income securities, available-for-sale	707,322	367,495
Sales of equity securities	12,252	53,344
Sales of other investments	(4)	900
Distributions from alternative investments and other investments	17,423	7,765
Purchases of property and equipment	(23,337)	(14,763)
Net cash provided by (used in) investing activities	(687,301)	(470,027)

Financing Activities
Dividends to preferred stockholders	(6,900)	(6,900)
Dividends to common stockholders	(62,358)	(53,122)
Acquisition of treasury stock	(15,539)	(7,804)
Net proceeds from stock purchase and compensation plans	5,724	5,616
Proceeds from borrowings	—	20,000
Repayments of borrowings	—	(20,000)
Repayments of finance lease obligations	(1,937)	(1,933)
Net cash provided by (used in) financing activities	(81,010)	(64,143)
Net increase (decrease) in cash and restricted cash	(608)	(11,864)
Cash and restricted cash, beginning of period	13,272	25,209
Cash and restricted cash, end of period	$12,664	13,345

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation
The words "Company," "we," "us," or "our" refer to Selective Insurance Group, Inc. (the "Parent") and its subsidiaries, except as expressly indicated or the context requires otherwise. We have prepared our interim unaudited consolidated financial statements ("Financial Statements") in conformity with (i) United States ("U.S.") generally accepted accounting principles ("GAAP"), and (ii) the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. These require management to make estimates and assumptions that affect the reported financial statement balances and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. All significant intercompany accounts and transactions are eliminated in consolidation.

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the third quarters ended September 30, 2024 ("Third Quarter 2024") and September 30, 2023 ("Third Quarter 2023"), and the nine-month periods ended September 30, 2024 ("Nine Months 2024") and September 30, 2023 ("Nine Months 2023"). Our Financial Statements do not include all information and disclosures required by GAAP and the SEC for audited annual financial statements. Because interim period results of operations are not necessarily indicative of full-year results, our Financial Statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report") filed with the SEC.

NOTE 2. Adoption of Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"). ASU 2022-03 clarifies that a contractual sales restriction on an equity security is not considered when determining the security's fair value. This ASU was issued to eliminate diversity in practice by clarifying that contractual arrangements restricting an entity's ability to sell the security for a certain period of time is a characteristic of the reporting entity and should not be contemplated when determining the security's fair value. ASU 2022-03 requires new disclosures that provide investors with information about the restriction, including the nature and remaining duration of the restriction. The ASU is effective for annual periods beginning after December 15, 2023, including interim periods within those annual periods. We adopted this guidance on January 1, 2024 and it did not have a material impact to our financial condition, results of operations, or disclosures.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 amends disclosure requirements to provide greater transparency on income taxes. The following additional disclosures are required annually: (i) specific required categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, (iii) the amount of income taxes paid disaggregated by jurisdiction, and (iv) income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Amendments can be applied on a prospective basis; however, retrospective application is permitted. Early adoption is permitted. As it only requires additional disclosure, ASU 2023-09 will not have a material impact on our financial condition or results of operations.

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Nine Months ended September 30,
($ in thousands)	2024	2023
Cash paid (received) during the period for:
Interest	$22,823	22,712
Federal income tax	46,000	57,000

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	5,915	5,773
Operating cash flows from financing leases	152	41
Financing cash flows from finance leases	1,937	1,933

Non-cash items:
Corporate actions related to fixed income securities, available-for-sale ("AFS")[1]	33,745	18,840
Corporate actions related to equity securities[1]	29,250	—
Assets acquired under finance lease arrangements	5,969	1,584
Assets acquired under operating lease arrangements	11,513	5,068
Non-cash purchase of property and equipment	124	22
1Examples of corporate actions include like-kind exchanges, non-cash acquisitions, and stock splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	September 30, 2024	December 31, 2023
Cash	$98	180
Restricted cash	12,566	13,092
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$12,664	13,272

Amounts in restricted cash represent cash received from the National Flood Insurance Program ("NFIP") that can only be used to pay flood claims under the Write Your Own program.

NOTE 4. Investments
(a) Information regarding our AFS securities as of September 30, 2024 and December 31, 2023, were as follows:

September 30, 2024	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$139,877	—	106	(14,581)	125,402
Foreign government	10,671	(24)	—	(985)	9,662
Obligations of states and political subdivisions	512,086	(472)	2,865	(21,623)	492,856
Corporate securities	3,067,267	(12,034)	58,570	(87,018)	3,026,785
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS")	1,971,489	(4,462)	28,036	(48,670)	1,946,393
Residential mortgage-backed securities ("RMBS")	1,801,760	(11,509)	13,319	(63,561)	1,740,009
Commercial mortgage-backed securities ("CMBS")	766,188	(3)	4,819	(23,510)	747,494
Total AFS fixed income securities	$8,269,338	(28,504)	107,715	(259,948)	8,088,601

December 31, 2023	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$223,157	—	139	(18,261)	205,035
Foreign government	11,140	(35)	—	(1,302)	9,803
Obligations of states and political subdivisions	612,938	(669)	2,623	(28,927)	585,965
Corporate securities	2,834,048	(12,999)	28,078	(137,888)	2,711,239
CLO and other ABS	1,911,831	(2,854)	11,855	(86,005)	1,834,827
RMBS	1,568,960	(11,649)	6,023	(85,851)	1,477,483
CMBS	718,623	(6)	1,358	(45,130)	674,845
Total AFS fixed income securities	$7,880,697	(28,212)	50,076	(403,364)	7,499,197

The following tables provide a roll forward of the allowance for credit losses on our AFS fixed income securities for the indicated periods:

Quarter ended September 30, 2024	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$26	—	—	(2)	—	—	24
Obligations of states and political subdivisions	639	107	—	(266)	(8)	—	472
Corporate securities	15,950	747	—	(4,231)	(432)	—	12,034
CLO and other ABS	3,022	1,575	—	(49)	(86)	—	4,462
RMBS	11,660	—	—	(63)	(88)	—	11,509
CMBS	12	—	—	(9)	—	—	3
Total AFS fixed income securities	$31,309	2,429	—	(4,620)	(614)	—	28,504

Quarter ended September 30, 2023	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$34	—	—	(2)	—	—	32
Obligations of states and political subdivisions	769	96	—	55	(28)	—	892
Corporate securities	16,149	1,939	—	(111)	(212)	—	17,765
CLO and other ABS	2,915	148	—	167	(12)	—	3,218
RMBS	11,550	23	—	154	(102)	—	11,625
CMBS	8	—	—	(1)	(1)	—	6
Total AFS fixed income securities	$31,425	2,206	—	262	(355)	—	33,538

Nine Months ended September 30, 2024	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$35	—	—	(4)	(7)	—	24
Obligations of states and political subdivisions	669	118	—	(299)	(16)	—	472
Corporate securities	12,999	1,325	—	(1,282)	(999)	(9)	12,034
CLO and other ABS	2,854	1,886	—	(188)	(90)	—	4,462
RMBS	11,649	—	—	139	(279)	—	11,509
CMBS	6	—	—	(3)	—	—	3
Total AFS fixed income securities	$28,212	3,329	—	(1,637)	(1,391)	(9)	28,504

Nine Months ended September 30, 2023	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$284	—	—	(252)	—	—	32
Obligations of states and political subdivisions	1,024	100	—	(120)	(112)	—	892
Corporate securities	30,330	6,078	—	(14,992)	(3,600)	(51)	17,765
CLO and other ABS	2,375	904	—	(40)	(21)	—	3,218
RMBS	11,597	24	—	334	(330)	—	11,625
CMBS	111	1	—	38	(144)	—	6
Total AFS fixed income securities	$45,721	7,107	—	(15,032)	(4,207)	(51)	33,538

During Nine Months 2024 and Nine Months 2023, we had no write-offs or recoveries of our AFS fixed income securities.

For information on our methodology and significant inputs used to measure expected credit losses, our accounting policy for recognizing write-offs of uncollectible amounts, and our treatment of accrued interest, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report. Accrued interest on AFS securities was $68.9 million as of September 30, 2024, and $64.6 million as of December 31, 2023. We did not record any write-offs of accrued interest in Nine Months 2024 and Nine Months 2023.

(b) Quantitative information about unrealized losses on our AFS portfolio follows:

September 30, 2024	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$352	(36)	110,409	(14,545)	110,761	(14,581)
Foreign government	—	—	9,662	(985)	9,662	(985)
Obligations of states and political subdivisions	49,972	(322)	264,599	(21,301)	314,571	(21,623)
Corporate securities	164,625	(1,246)	1,158,745	(85,772)	1,323,370	(87,018)
CLO and other ABS	264,653	(5,352)	657,379	(43,318)	922,032	(48,670)
RMBS	233,580	(966)	727,552	(62,595)	961,132	(63,561)
CMBS	27,946	(107)	451,713	(23,403)	479,659	(23,510)
Total AFS fixed income securities	$741,128	(8,029)	3,380,059	(251,919)	4,121,187	(259,948)

December 31, 2023	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$77,698	(188)	108,578	(18,073)	186,276	(18,261)
Foreign government	1,552	(87)	8,251	(1,215)	9,803	(1,302)
Obligations of states and political subdivisions	137,031	(962)	290,964	(27,965)	427,995	(28,927)
Corporate securities	263,423	(6,369)	1,439,422	(131,519)	1,702,845	(137,888)
CLO and other ABS	278,940	(7,120)	984,175	(78,885)	1,263,115	(86,005)
RMBS	351,976	(4,765)	757,914	(81,086)	1,109,890	(85,851)
CMBS	130,189	(2,995)	471,256	(42,135)	601,445	(45,130)
Total AFS fixed income securities	$1,240,809	(22,486)	4,060,560	(380,878)	5,301,369	(403,364)

We currently do not intend to sell any of the securities summarized in the tables above, nor do we believe we will be required to sell any of them. Considering these factors and our review of these securities under our credit loss policy as described in Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report, we have concluded that no additional allowance for credit loss is required on these balances beyond the allowance for credit loss recorded as of September 30, 2024. This conclusion reflects our current judgment about the financial position and future prospects of the entities that issued the investment security and underlying collateral.

(c) AFS and held-to-maturity ("HTM") fixed income securities at September 30, 2024, by contractual maturity are shown below. The maturities of RMBS, CMBS, CLO and other ABS securities were calculated using each security's estimated average life. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$623,583	820	833
Due after one year through five years	3,638,555	13,971	13,574
Due after five years through 10 years	3,030,532	7,167	7,033
Due after 10 years	795,931	—	—
Total fixed income securities	$8,088,601	21,958	21,440

(d) The following table summarizes our alternative investment portfolio by strategy:

	September 30, 2024			December 31, 2023
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss	Carrying Value	Remaining Commitment	Maximum Exposure to Loss
Alternative Investments
Private equity	$337,905	191,411	529,316	301,759	131,885	433,644
Private credit	50,236	96,702	146,938	54,500	89,401	143,901
Real assets	43,858	41,439	85,297	39,520	33,040	72,560
Total alternative investments	$431,999	329,552	761,551	395,779	254,326	650,105

We are contractually committed to make additional investments up to the remaining commitments stated above. We did not provide any non-contractual financial support during 2024 or 2023.

The following table shows gross summarized financial information for our alternative investments portfolio, including the portion we do not own. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information is for 3- and 9-month periods ended June 30:

Income Statement Information	Quarter ended September 30,		Nine Months ended September 30
($ in millions)	2024	2023	2024	2023
Net investment income (loss)	$230.6	74.3	$127.0	(66.9)
Realized gains	1,878.3	1,108.5	5,263.4	3,752.8
Net change in unrealized appreciation (depreciation)	607.7	2,216.3	7,277.0	7,414.1
Net income	$2,716.6	3,399.1	$12,667.4	11,100.0
Alternative investment income included in "Net investment income earned" on our Consolidated Statements of Income	$9.0	6.5	$26.4	25.6

(e) We have pledged certain AFS fixed income securities as collateral related to our borrowing relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, we had certain securities on deposit with various state and regulatory agencies at September 30, 2024 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at September 30, 2024:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	22.0	22.0
Obligations of states and political subdivisions	—	—	3.2	3.2
RMBS	65.9	23.4	—	89.3
CMBS	1.8	8.4	—	10.2
Total pledged as collateral	$67.7	31.8	25.2	124.7

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than to certain U.S. government agencies, as of September 30, 2024, or December 31, 2023.

(g) The components of pre-tax net investment income earned were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2024	2023	2024	2023
Fixed income securities	$98,464	90,013	$286,501	254,016
Commercial mortgage loans ("CMLs")	3,238	2,516	9,177	6,680
Equity securities	5,362	2,083	12,147	5,524
Short-term investments	6,457	3,941	14,656	11,483
Alternative investments	9,031	6,473	26,429	25,637
Other investments	251	284	632	515
Investment expenses	(5,044)	(4,447)	(15,292)	(13,790)
Net investment income earned	$117,759	100,863	$334,250	290,065

The increase in net investment income earned in Third Quarter 2024 and Nine Months 2024 compared to the same prior-year periods was primarily driven by higher interest rates, active portfolio management, and operating cash flow deployment.

(h) The following table summarizes net realized and unrealized investment gains and losses for the periods indicated:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2024	2023	2024	2023
Gross gains on sales	$4,159	367	$10,681	5,307
Gross losses on sales	(2,012)	(5,264)	(5,228)	(30,146)
Net realized gains (losses) on disposals	2,147	(4,897)	5,453	(24,839)
Net unrealized gains (losses) on equity securities	2,407	489	3,006	8,662
Net credit loss benefit (expense) on fixed income securities, AFS	2,191	(2,468)	(1,692)	7,925
Net credit loss benefit (expense) on CMLs	(2)	(4)	134	(65)
Losses on securities for which we have the intent to sell	(752)	—	(1,248)	(645)
Other realized gains (losses)	(602)	—	(602)	—
Net realized and unrealized investment gains (losses)	$5,389	(6,880)	$5,051	(8,962)

Net unrealized gains and losses recognized in income on equity securities, as reflected in the table above, included the following:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2024	2023	2024	2023
Unrealized gains (losses) recognized in income on equity securities:
On securities remaining in our portfolio at end of period	$1,997	200	$4,904	2,744
On securities sold in period	410	289	(1,898)	5,918
Total unrealized gains (losses) recognized in income on equity securities	$2,407	489	$3,006	8,662

NOTE 5. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and fair values of our financial liabilities as of September 30, 2024, and December 31, 2023:

	September 30, 2024		December 31, 2023
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$49,929	54,828	49,926	53,047
6.70% Senior Notes	99,584	106,814	99,565	104,039
5.375% Senior Notes	294,600	296,608	294,523	288,787
3.03% borrowings from FHLBI	60,000	59,060	60,000	57,932
Subtotal long-term debt	504,113	517,310	504,014	503,805
Unamortized debt issuance costs	(2,544)		(2,704)
Finance lease obligations	6,668		2,636
Total long-term debt	$508,237		503,946

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at September 30, 2024, and December 31, 2023:

September 30, 2024		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$125,402	36,523	88,879	—
Foreign government	9,662	—	9,662	—
Obligations of states and political subdivisions	492,856	—	485,125	7,731
Corporate securities	3,026,785	—	2,777,246	249,539
CLO and other ABS	1,946,393	—	1,638,175	308,218
RMBS	1,740,009	—	1,740,009	—
CMBS	747,494	—	747,132	362
Total AFS fixed income securities	8,088,601	36,523	7,486,228	565,850
Equity securities:
Common stock[1]	203,733	34,578	—	875
Preferred stock	1,901	1,901	—	—
Total equity securities	205,634	36,479	—	875
Short-term investments	561,032	512,553	48,479	—
Total assets measured at fair value	$8,855,267	585,555	7,534,707	566,725

December 31, 2023		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$205,035	34,056	170,979	—
Foreign government	9,803	—	9,803	—
Obligations of states and political subdivisions	585,965	—	578,131	7,834
Corporate securities	2,711,239	—	2,413,907	297,332
CLO and other ABS	1,834,827	—	1,589,514	245,313
RMBS	1,477,483	—	1,477,483	—
CMBS	674,845	—	674,489	356
Total AFS fixed income securities	7,499,197	34,056	6,914,306	550,835
Equity securities:
Common stock[1]	185,339	20,582	—	854
Preferred stock	1,816	1,816	—	—
Total equity securities	187,155	22,398	—	854
Short-term investments	309,317	308,512	805	—
Total assets measured at fair value	$7,995,669	364,966	6,915,111	551,689
1Investments amounting to $168.3 million at September 30, 2024, and $163.9 million at December 31, 2023, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. These investments are not redeemable and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following tables provide a summary of Level 3 changes in Nine Months 2024 and Nine Months 2023:

September 30, 2024
($ in thousands)	Obligations of States and Political Subdivisions	Corporate Securities	CLO and Other ABS	RMBS	CMBS	Common Stock	Total
Fair value, December 31, 2023	$7,834	297,332	245,313	—	356	854	551,689
Total net gains (losses) for the period included in:
Other comprehensive income (loss) ("OCI")	25	13,716	4,058	77	15	—	17,891
Net realized and unrealized gains (losses)	(60)	556	(242)	—	—	21	275
Net investment income earned	—	(443)	191	1	(2)	—	(253)
Purchases	—	22,611	98,789	4,888	—	—	126,288
Sales	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(68)	(22,005)	(28,560)	(255)	(7)	—	(50,895)
Transfers into Level 3	—	28,896	19,671	—	—	—	48,567
Transfers out of Level 3	—	(91,124)	(31,002)	(4,711)	—	—	(126,837)
Fair value, September 30, 2024	$7,731	249,539	308,218	—	362	875	566,725

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	(60)	568	(242)	—	—	213	479
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	25	13,305	4,636	77	15	—	18,058

September 30, 2023
($ in thousands)	Obligation of state and Political Subdivisions	Corporate Securities	CLO and Other ABS	CMBS	Common Stock	Total
Fair value, December 31, 2022	$6,661	187,980	153,342	375	897	349,255
Total net gains (losses) for the period included in:
OCI	(80)	(517)	(2,433)	35	—	(2,995)
Net realized and unrealized gains (losses)	62	289	(110)	—	(157)	84
Net investment income earned	—	359	(12)	(264)	—	83
Purchases	—	77,567	60,015	—	—	137,582
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	(7,437)	(4,343)	(24)	—	(11,804)
Transfers into Level 3	—	2,238	14,148	2,848	193	19,427
Transfers out of Level 3	—	—	(10,200)	(2,626)	—	(12,826)
Fair value, September 30, 2023	$6,643	260,479	210,407	344	933	478,806

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	62	289	(110)	—	(157)	84
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	(80)	(528)	(2,433)	35	—	(3,006)

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements of Level 3 assets at September 30, 2024, and December 31, 2023:

September 30, 2024
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$154,935	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 5.3%	1.7%
CLO and other ABS	198,748	Discounted Cash Flow	Illiquidity Spread	(0.97)% - 19.6%	2.3%
Total internal valuations	353,683
Other[1]	213,042
Total Level 3 securities	$566,725

December 31, 2023
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$135,524	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 5.3%	1.9%
CLO and other ABS	127,210	Discounted Cash Flow	Illiquidity Spread	0.01% - 19.6%	2.4%
Total internal valuations	262,734
Other[1]	288,955
Total Level 3 securities	$551,689
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

The following tables provide quantitative information about our financial assets and liabilities that were not measured at fair value, but were disclosed as such at September 30, 2024, and December 31, 2023:

September 30, 2024		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	$21,440	—	21,440	—
Total HTM fixed income securities	21,440	—	21,440	—

CMLs	$218,599	—	—	218,599

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$54,828	—	54,828	—
6.70% Senior Notes	106,814	—	106,814	—
5.375% Senior Notes	296,608	—	296,608	—
3.03% borrowings from FHLBI	59,060	—	59,060	—
Total long-term debt	$517,310	—	517,310	—

December 31, 2023		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	$21,923	—	21,923	—
Total HTM fixed income securities	21,923	—	21,923	—

CMLs	$178,913	—	—	178,913

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$53,047	—	53,047	—
6.70% Senior Notes	104,039	—	104,039	—
5.375% Senior Notes	288,787	—	288,787	—
3.03% borrowings from FHLBI	57,932	—	57,932	—
Total long-term debt	$503,805	—	503,805	—

NOTE 6. Allowance for Credit Losses on Premiums Receivable
The following table provides a roll forward of the allowance for credit losses on our premiums receivable balance for the indicated periods:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2024	2023	2024	2023
Balance at beginning of period	$21,100	17,900	$18,900	16,100
Current period change for expected credit losses	1,970	1,973	6,242	5,398
Write-offs charged against the allowance for credit losses	(2,764)	(1,257)	(5,540)	(3,468)
Recoveries	494	284	1,198	870
Allowance for credit losses, end of period	$20,800	18,900	$20,800	18,900

For a discussion of the methodology used to evaluate our estimate of expected credit losses on premiums receivable, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report.

NOTE 7. Reinsurance
We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. The following tables provide (i) a disaggregation of our reinsurance recoverable balance by financial strength rating, and (ii) an aging analysis of our past due reinsurance recoverable balances as of September 30, 2024, and December 31, 2023:

	September 30, 2024
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$109,343	579	109,922
A+	475,190	997	476,187
A	137,194	413	137,607
A-	5,592	89	5,681
Total rated reinsurers	727,319	2,078	729,397

Non-rated reinsurers
Federal and state pools	325,080	—	325,080
Other than federal and state pools	4,679	95	4,774
Total non-rated reinsurers	329,759	95	329,854

Total reinsurance recoverable, gross	$1,057,078	2,173	1,059,251
Less: allowance for credit losses			(2,000)
Total reinsurance recoverable, net			1,057,251

	December 31, 2023
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$82,466	21	82,487
A+	371,132	2,887	374,019
A	111,883	1,380	113,263
A-	3,596	89	3,685
Total rated reinsurers	569,077	4,377	573,454

Non-rated reinsurers
Federal and state pools	80,506	—	80,506
Other than federal and state pools	4,488	77	4,565
Total non-rated reinsurers	84,994	77	85,071

Total reinsurance recoverable, gross	$654,071	4,454	658,525
Less: allowance for credit losses			(1,700)
Total reinsurance recoverable, net			656,825

The $244.6 million increase in "Federal and state pools" as of September 30, 2024, compared to December 31, 2023, was primarily due to reserves recorded in Third Quarter 2024 from our participation in the NFIP Write Your Own Program, driven by Hurricane Helene flood losses, which impacted the Southeastern states of our footprint. These losses are 100% ceded to the NFIP. In addition, the $155.9 million increase in "Total rated reinsurers" as of September 30, 2024, compared to December 31, 2023, was primarily related to an increase in incurred but not reported recoverable balances related to unfavorable prior year casualty reserve development recorded in Nine Months 2024.

The following table provides a roll forward of the allowance for credit losses on our reinsurance recoverable balance for the periods indicated:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2024	2023	2024	2023
Balance at beginning of period	$1,700	1,800	$1,700	1,600
Current period change for expected credit losses	300	—	300	200
Write-offs charged against the allowance for credit losses	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses, end of period	$2,000	1,800	$2,000	1,800

For a discussion of the methodology used to evaluate our estimate of expected credit losses on our reinsurance recoverable balance, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report.

The following table lists direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expense incurred for the indicated periods. For more information about reinsurance, refer to Note 9. "Reinsurance" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report.

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2024	2023	2024	2023
Premiums written:
Direct	$1,335,475	1,214,444	$4,051,124	3,579,700
Assumed	7,611	9,087	20,009	20,058
Ceded	(185,446)	(165,206)	(530,771)	(456,758)
Net	1,157,640	1,058,325	3,540,362	3,143,000
Premiums earned:
Direct	1,279,783	1,123,444	3,727,847	3,229,170
Assumed	6,972	8,916	18,942	21,174
Ceded	(174,527)	(150,443)	(503,386)	(423,941)
Net	1,112,228	981,917	3,243,403	2,826,403
Loss and loss expense incurred:
Direct	1,194,224	741,288	2,957,610	2,053,511
Assumed	6,104	8,182	17,143	19,115
Ceded	(434,670)	(103,573)	(579,255)	(213,161)
Net	$765,658	645,897	$2,395,498	1,859,465

The increase in direct and ceded loss and loss expense incurred in Third Quarter 2024 and Nine Months 2024 compared to the same prior-year periods included a $232.8 million increase of NFIP reserves recorded in Third Quarter 2024 for flood losses as a result of Hurricane Helene, which are 100% ceded to the NFIP. In addition, the increase in direct loss and loss expense incurred in Nine Months 2024 compared to Nine Months 2023 was further impacted by unfavorable prior year casualty reserve development of $211.0 million in Nine Months 2024, compared to $16.5 million of favorable development in Nine Months 2023.

NOTE 8. Reserve for Loss and Loss Expense
The table below provides a roll forward of the reserve for loss and loss expense for beginning and ending reserve balances:

	Nine Months ended September 30,
($ in thousands)	2024	2023
Gross reserve for loss and loss expense, at beginning of period	$5,336,911	5,144,821
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of period	618,601	757,513
Net reserve for loss and loss expense, at beginning of period	4,718,310	4,387,308
Incurred loss and loss expense for claims occurring in the:
Current year	2,212,750	1,865,247
Prior years	182,748	(5,782)
Total incurred loss and loss expense	2,395,498	1,859,465
Paid loss and loss expense for claims occurring in the:
Current year	638,494	607,595
Prior years	1,053,299	988,859
Total paid loss and loss expense	1,691,793	1,596,454
Net reserve for loss and loss expense, at end of period	5,422,015	4,650,319
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	1,029,981	651,051
Gross reserve for loss and loss expense, at end of period	$6,451,996	5,301,370

The increase in the net reserve for loss and loss expense at September 30, 2024 compared to December 31, 2023, primarily reflected (i) net unfavorable prior year reserve development, (ii) higher catastrophe losses in Nine Months 2024, (iii) exposure increases due to premium growth, and (iv) elevated loss cost trends for the current accident year.

Prior year reserve development in Nine Months 2024 was unfavorable by $182.7 million, consisting of $211.0 million of unfavorable casualty reserve development, partially offset by $28.3 million of favorable property reserve development. The unfavorable casualty reserve development was driven by our Standard Commercial Lines segment, which included (i) $216.0 million in our general liability line of business, primarily driven by increased severities in accident years 2020 through 2023, and (ii) $20.0 million in our commercial automobile line of business, partially offset by favorable development of (iii) $20.0 million in our workers compensation line of business and (iv) $5.0 million in our bonds line of business.

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

The following summaries present revenues (net investment income and net realized and unrealized gains and losses on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2024	2023	2024	2023
Standard Commercial Lines:
Net premiums earned:
General liability	$286,641	261,551	$840,153	759,410
Commercial automobile	269,036	234,622	781,408	677,060
Commercial property	174,855	152,495	504,919	429,135
Workers compensation	81,296	81,672	251,389	254,602
Businessowners' policies	43,091	36,016	124,653	103,572
Bonds	12,511	11,715	37,067	34,731
Other	7,949	7,257	23,393	21,142
Miscellaneous income	8,189	4,606	20,537	12,355
Total Standard Commercial Lines revenue	883,568	789,934	2,583,519	2,292,007
Standard Personal Lines:
Net premiums earned:
Personal automobile	56,599	51,906	171,103	145,050
Homeowners	47,251	40,175	137,419	112,090
Other	3,671	3,088	9,266	7,069
Miscellaneous income	692	575	1,927	1,564
Total Standard Personal Lines revenue	108,213	95,744	319,715	265,773
E&S Lines:
Net premiums earned:
Casualty lines	77,471	67,718	222,996	190,686
Property lines	51,857	33,702	139,637	91,856
Miscellaneous income	49	—	102	—
Total E&S Lines revenue	129,377	101,420	362,735	282,542
Investments:
Net investment income earned	117,759	100,863	334,250	290,065
Net realized and unrealized investment gains (losses)	5,389	(6,880)	5,051	(8,962)
Total Investments revenue	123,148	93,983	339,301	281,103
Total revenues	$1,244,306	1,081,081	$3,605,270	3,121,425

Income (Loss) Before and After Federal Income Tax	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2024	2023	2024	2023
Standard Commercial Lines:
Underwriting income (loss), before federal income tax	$7,319	41,339	$(143,181)	102,406
Underwriting income (loss), after federal income tax	5,782	32,658	(113,113)	80,901
Combined ratio	99.2%	94.7	105.6	95.5
ROE contribution	0.8	5.4	(5.4)	4.4

Standard Personal Lines:
Underwriting income (loss), before federal income tax	$(23,774)	(26,099)	$(48,410)	(62,232)
Underwriting income (loss), after federal income tax	(18,781)	(20,618)	(38,244)	(49,163)
Combined ratio	122.1%	127.4	115.2	123.6
ROE contribution	(2.6)	(3.4)	(1.8)	(2.7)

E&S Lines:
Underwriting income (loss), before federal income tax	$21,706	16,351	$42,192	29,074
Underwriting income (loss), after federal income tax	17,148	12,917	33,332	22,968
Combined ratio	83.2%	83.9	88.4	89.7
ROE contribution	2.4	2.1	1.6	1.3

Investments:
Net investment income earned	$117,759	100,863	$334,250	290,065
Net realized and unrealized investment gains (losses)	5,389	(6,880)	5,051	(8,962)
Total investments segment income, before federal income tax	123,148	93,983	339,301	281,103
Tax on investments segment income	25,511	19,191	70,029	57,092
Total investments segment income, after federal income tax	$97,637	74,792	$269,272	224,011
ROE contribution of after-tax net investment income earned	13.1	13.1	12.6	12.7

Reconciliation of Segment Results to Income (Loss) Before Federal Income Tax	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2024	2023	2024	2023
Underwriting income (loss)
Standard Commercial Lines	$7,319	41,339	$(143,181)	102,406
Standard Personal Lines	(23,774)	(26,099)	(48,410)	(62,232)
E&S Lines	21,706	16,351	42,192	29,074
Investment income	123,148	93,983	339,301	281,103
Total all segments	128,399	125,574	189,902	350,351
Interest expense	(7,250)	(7,186)	(21,633)	(21,610)
Corporate expenses	(4,662)	(5,871)	(29,314)	(27,308)
Income (loss), before federal income tax	$116,487	112,517	$138,955	301,433
Preferred stock dividends	(2,300)	(2,300)	(6,900)	(6,900)
Income (loss) available to common stockholders, before federal income tax	$114,187	110,217	$132,055	294,533

NOTE 10. Retirement Plans
The primary pension plan for our employees is the Retirement Income Plan for Selective Insurance Company of America (the "Pension Plan"). The plan is closed to new entrants, and benefits ceased accruing under the Pension Plan after March 31, 2016. For more information about Selective Insurance Company of America's ("SICA") retirement plans, see Note 15. "Retirement Plans" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report.

The following tables provide information about the Pension Plan:

	Pension Plan
	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2024	2023	2024	2023
Net Periodic Pension Cost (Benefit):
Interest cost	$3,888	3,867	$11,664	11,599
Expected return on plan assets	(5,382)	(5,774)	(16,147)	(17,319)
Amortization of unrecognized net actuarial loss	955	750	2,865	2,251
Total net periodic pension cost (benefit)[1]	$(539)	(1,157)	$(1,618)	(3,469)
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

NOTE 11. Comprehensive Income (Loss)
The components of comprehensive income (loss), both gross and net of tax, for Third Quarter 2024 and Nine Months 2024 and Third Quarter 2023 and Nine Months 2023 were as follows:

Third Quarter 2024
($ in thousands)	Gross	Tax	Net
Net income (loss)	$116,487	24,209	92,278
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	187,465	39,367	148,098
Unrealized gains (losses) on securities with credit loss recognized in earnings	43,927	9,225	34,702
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	(1,249)	(263)	(986)
Credit loss (benefit) expense	(2,191)	(459)	(1,732)
Total unrealized gains (losses) on investment securities	227,952	47,870	180,082
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	967	203	764
Total defined benefit pension and post-retirement plans	967	203	764
Other comprehensive income (loss)	228,919	48,073	180,846
Comprehensive income (loss)	$345,406	72,282	273,124

Third Quarter 2023
($ in thousands)	Gross	Tax	Net
Net income (loss)	$112,517	23,309	89,208
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	(101,722)	(21,361)	(80,361)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(32,898)	(6,909)	(25,989)
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	4,628	972	3,656
Credit loss (benefit) expense	2,468	519	1,949
Total unrealized gains (losses) on investment securities	(127,524)	(26,779)	(100,745)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	756	158	598
Total defined benefit pension and post-retirement plans	756	158	598
Other comprehensive income (loss)	(126,768)	(26,621)	(100,147)
Comprehensive income (loss)	$(14,251)	(3,312)	(10,939)

Nine Months 2024
($ in thousands)	Gross	Tax	Net
Net income (loss)	$138,955	27,478	111,477
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	163,558	34,347	129,211
Unrealized gains (losses) on securities with credit loss recognized in earnings	37,090	7,789	29,301
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	(1,284)	(270)	(1,014)
Credit loss (benefit) expense	1,692	356	1,336
Total unrealized gains (losses) on investment securities	201,056	42,222	158,834
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	2,901	609	2,292
Total defined benefit pension and post-retirement plans	2,901	609	2,292
Other comprehensive income (loss)	203,957	42,831	161,126
Comprehensive income (loss)	$342,912	70,309	272,603

Nine Months 2023
($ in thousands)	Gross	Tax	Net
Net income (loss)	$301,433	61,043	240,390
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	(96,478)	(20,259)	(76,219)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(16,497)	(3,465)	(13,032)
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	20,115	4,224	15,891
Credit loss (benefit) expense	(7,925)	(1,664)	(6,261)
Total unrealized gains (losses) on investment securities	(100,785)	(21,164)	(79,621)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	2,270	476	1,794
Total defined benefit pension and post-retirement plans	2,270	476	1,794
Other comprehensive income (loss)	(98,515)	(20,688)	(77,827)
Comprehensive income (loss)	$202,918	40,355	162,563

The balances of, and changes in, each component of accumulated other comprehensive income (loss) ("AOCI") (net of taxes) as of September 30, 2024, were as follows:

September 30, 2024	Net Unrealized Gains (Losses) on Investment Securities			Defined Benefit Pension and Post-Retirement Plans	Total AOCI
($ in thousands)	Credit Loss Related[1]	All Other	Investments Subtotal
Balance, December 31, 2023	$(84,442)	(194,628)	(279,070)	(93,931)	(373,001)
OCI before reclassifications	29,301	129,211	158,512	—	158,512
Amounts reclassified from AOCI	1,336	(1,014)	322	2,292	2,614
Net current period OCI	30,637	128,197	158,834	2,292	161,126
Balance, September 30, 2024	$(53,805)	(66,431)	(120,236)	(91,639)	(211,875)
1Represents change in unrealized gains (losses) on securities with credit loss recognized in earnings.

The reclassifications out of AOCI were as follows:

	Quarter ended September 30,		Nine Months ended September 30,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2024	2023	2024	2023
Net realized (gains) losses on disposals and intent-to-sell AFS securities
Net realized (gains) losses	$(1,249)	4,628	$(1,284)	20,115	Net realized and unrealized investment gains (losses)
Tax (benefit) expense	263	(972)	270	(4,224)	Total federal income tax expense (benefit)
Net of taxes	(986)	3,656	(1,014)	15,891	Net income (loss)
Credit loss related
Credit loss (benefit) expense	(2,191)	2,468	1,692	(7,925)	Net realized and unrealized investment gains (losses)
Tax (benefit) expense	459	(519)	(356)	1,664	Total federal income tax expense (benefit)
Net of taxes	(1,732)	1,949	1,336	(6,261)	Net income (loss)
Defined benefit pension and post-retirement life plans
Net actuarial loss	222	173	667	521	Loss and loss expense incurred
Net actuarial loss	745	583	2,234	1,749	Other insurance expenses
Total	967	756	2,901	2,270	Income (loss) before federal income tax
Tax (benefit) expense	(203)	(158)	(609)	(476)	Total federal income tax expense (benefit)
Net of taxes	764	598	2,292	1,794	Net income (loss)
Total reclassifications for the period	$(1,954)	6,203	$2,614	11,424	Net income (loss)

NOTE 12. Equity
On December 2, 2020, we announced that our Board of Directors authorized a $100 million share repurchase program, with no set expiration or termination date. Our repurchase program does not obligate us to acquire any particular amount of our common stock. The timing and amount of any share repurchases under the authorization will be determined by management at its discretion based on market conditions and other considerations. In Nine Months 2024, we repurchased 103,000 shares of our common stock under our share repurchase program. The total cost of repurchases, including commissions, was $8.7 million in Nine Months 2024. We had $75.5 million of remaining capacity under our share repurchase program as of September 30, 2024.

NOTE 13. Earnings per Common Share
The following table presents the calculations of earnings per common share ("EPS") on a basic and diluted basis:

	Quarter ended September 30,		Nine Months ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income (loss) available to common stockholders:	$89,978	86,908	$104,577	233,490

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	60,877	60,676	60,867	60,609
Effect of dilutive securities - stock compensation plans	414	340	392	339
Weighted average common shares outstanding - diluted	61,291	61,016	61,259	60,948

EPS:
Basic	$1.48	1.43	$1.72	3.85
Diluted	1.47	1.42	1.71	3.83

NOTE 14. Litigation
As of September 30, 2024, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
The terms "Company," "we," "us," and "our" refer to Selective Insurance Group, Inc. (the "Parent") and its subsidiaries, except as expressly indicated or the context otherwise requires. Certain statements in this Quarterly Report on Form 10-Q, including information incorporated by reference, are “forward-looking statements” defined in the Private Securities Litigation Reform Act of 1995 ("PSLRA"). The PSLRA provides a forward-looking statement safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements discuss our intentions, beliefs, projections, estimations, or forecasts of future events and financial performance. They involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, activity levels, or performance to materially differ from those in or implied by the forward-looking statements. In some cases, forward-looking statements include the words "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "attribute," "confident," "strong," "target," "project," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," "likely," "continue," or comparable terms. Our forward-looking statements are only predictions; we cannot guarantee or assure that such expectations will prove correct. We undertake no obligation to publicly update or revise any forward-looking statements for any reason except as required by law.

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

We write our Standard Commercial and Standard Personal Lines products and services through nine insurance subsidiaries, some of which participate in the federal government's National Flood Insurance Program's ("NFIP") Write Your Own Program. We write our E&S products through another subsidiary, Mesa Underwriters Specialty Insurance Company, a nationally-authorized non-admitted platform for customers who generally cannot obtain coverage in the standard marketplace. Collectively, we refer to our ten insurance subsidiaries as the "Insurance Subsidiaries."

The following is Management’s Discussion and Analysis ("MD&A") of our financial condition and consolidated results of operations, including an evaluation of the amounts and certainty of cash flows from operations and outside sources, trends, and uncertainties that may have a material impact in future periods. Investors should read the MD&A in conjunction with Item 1. "Financial Statements." of this Form 10-Q and the consolidated financial statements in our 2023 Annual Report filed with the United States ("U.S.") Securities and Exchange Commission.

In the MD&A, we will discuss and analyze the following:

•Critical Accounting Policies and Estimates;
•Financial Highlights of Results for the third quarters ended September 30, 2024 ("Third Quarter 2024") and September 30, 2023 ("Third Quarter 2023"); and the nine-month periods ended September 30, 2024 ("Nine Months 2024") and September 30, 2023 ("Nine Months 2023");
•Results of Operations and Related Information by Segment;
•Federal Income Taxes;
•Liquidity and Capital Resources; and
•Ratings.

Critical Accounting Policies and Estimates
Our unaudited interim consolidated financial statements include amounts for which we have made informed estimates and judgments for transactions not yet completed. Such estimates and judgments affect the reported amounts in the consolidated financial statements. As outlined in our 2023 Annual Report, those estimates and judgments most critical to the preparation of the consolidated financial statements involved the following: (i) reserve for loss and loss expense; (ii) investment valuation and the allowance for credit losses on available-for-sale ("AFS") fixed income securities; and (iii) reinsurance. These estimates and judgments require our use of assumptions about highly uncertain matters that make them subject to change as facts and circumstances develop. If we applied different estimates and judgments, the financial statements might have reported materially different amounts. For additional information regarding our critical accounting policies and estimates, refer to pages 39 through 47 of our 2023 Annual Report.

Financial Highlights of Results for Third Quarter and Nine Months 2024 and Third Quarter and Nine Months 20231

($ and shares in thousands, except per share amounts)	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
	2024	2023			2024	2023
Financial Data:
Revenues	$1,244,306	1,081,081	15%		$3,605,270	3,121,425	16%
After-tax net investment income	93,379	80,227	16		265,281	231,091	15
After-tax underwriting income (loss)	4,149	24,957	(83)		(118,025)	54,706	(316)
Net income (loss) before federal income tax	116,487	112,517	4		138,955	301,433	(54)
Net income (loss)	92,278	89,208	3		111,477	240,390	(54)
Net income (loss) available to common stockholders	89,978	86,908	4		104,577	233,490	(55)

Key Metrics:
Combined ratio	99.5%	96.8	2.7	pts	104.6%	97.5	7.1	pts
Invested assets per dollar of common stockholders' equity	$3.25	3.35	(3)%		$3.25	3.35	(3)%
Annualized after-tax yield on investment portfolio	4.0%	3.9	0.1	pts	3.9%	3.8	0.1	pts
Return on common equity ("ROE")	12.6	14.1	(1.5)		5.0	12.8	(7.8)
Net premiums written ("NPW") to statutory surplus	$1.63	1.53	7%		1.63	1.53	7%

Per Common Share Amounts:
Diluted net income (loss) per share	$1.47	1.42	4%		$1.71	3.83	(55)%
Book value per share	48.82	40.35	21		48.82	40.35	21
Dividends declared per share to common stockholders	0.35	0.30	17		1.05	0.90	17

Non-GAAP Information:
Non-GAAP operating income (loss)[2]	$85,720	92,343	(7)%		$100,586	240,570	(58)%
Non-GAAP operating income (loss) per diluted common share[2]	1.40	1.51	(7)		1.64	3.95	(58)
Non-GAAP operating ROE[2]	12.1%	15.0	(2.9)	pts	4.8%	13.2	(8.4)	pts
Adjusted book value per common share[2]	$50.80	48.54	5%		$50.80	48.54	5%
1Refer to the Glossary of Terms attached to our 2023 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.
2Non-GAAP operating income (loss), non-GAAP operating income (loss) per diluted common share, and non-GAAP operating ROE are comparable to net income (loss) available to common stockholders, net income (loss) available to common stockholders per diluted common share, and ROE, respectively, but exclude after-tax net realized and unrealized gains and losses on investments included in net income (loss). Adjusted book value per common share is comparable to book value per common share, but excludes total after-tax unrealized gains and losses on investments included in accumulated other comprehensive income (loss). These non-GAAP measures are important financial measures used by us, analysts, and investors because the timing of realized and unrealized investment gains and losses on securities in any given period is largely discretionary. In addition, net realized and unrealized investment gains and losses on investments could distort the analysis of trends.

Reconciliations of our GAAP to non-GAAP measures are provided in the tables below:

Reconciliation of net income (loss) available to common stockholders to non-GAAP operating income (loss)	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2024	2023	2024	2023
Net income (loss) available to common stockholders	$89,978	86,908	$104,577	233,490
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	(5,389)	6,880	(5,051)	8,962
Tax on reconciling items	1,131	(1,445)	1,060	(1,882)
Non-GAAP operating income (loss)	$85,720	92,343	$100,586	240,570

Reconciliation of net income (loss) available to common stockholders per diluted common share to non-GAAP operating income (loss) per diluted common share	Quarter ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
Net income (loss) available to common stockholders per diluted common share	$1.47	1.42	$1.71	3.83
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	(0.09)	0.11	(0.08)	0.15
Tax on reconciling items	0.02	(0.02)	0.01	(0.03)
Non-GAAP operating income (loss) per diluted common share	$1.40	1.51	$1.64	3.95

Reconciliation of ROE to non-GAAP operating ROE	Quarter ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
ROE	12.6%	14.1	5.0%	12.8
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	(0.8)	1.1	(0.2)	0.5
Tax on reconciling items	0.3	(0.2)	—	(0.1)
Non-GAAP operating ROE	12.1%	15.0	4.8%	13.2

Reconciliation of book value per common share to adjusted book value per common share	Quarter ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
Book value per common share	$48.82	40.35	$48.82	40.35
Total unrealized investment (gains) losses included in accumulated other comprehensive income (loss), before tax	2.50	10.38	2.50	10.38
Tax on reconciling items	(0.52)	(2.19)	(0.52)	(2.19)
Adjusted book value per common share	$50.80	48.54	$50.80	48.54

The components of our ROE and non-GAAP operating ROE are as follows:

ROE and non-GAAP operating ROE Components	Quarter ended September 30,		Change Points	Nine Months ended September 30,		Change Points
	2024	2023		2024	2023
Standard Commercial Lines Segment	0.8%	5.4	(4.6)	(5.4)%	4.4	(9.8)
Standard Personal Lines Segment	(2.6)	(3.4)	0.8	(1.8)	(2.7)	0.9
E&S Lines Segment	2.4	2.1	0.3	1.6	1.3	0.3
Total insurance operations	0.6	4.1	(3.5)	(5.6)	3.0	(8.6)

Investment income	13.1	13.1	—	12.6	12.7	(0.1)
Net realized and unrealized investment gains (losses)	0.5	(0.9)	1.4	0.2	(0.4)	0.6
Total investments segment	13.6	12.2	1.4	12.8	12.3	0.5

Other	(1.6)	(2.2)	0.6	(2.2)	(2.5)	0.3

ROE	12.6	14.1	(1.5)	5.0	12.8	(7.8)
Net realized and unrealized investment (gains) losses, after tax	(0.5)	0.9	(1.4)	(0.2)	0.4	(0.6)
Non-GAAP operating ROE	12.1	15.0	(2.9)	4.8	13.2	(8.4)

Our non-GAAP operating ROE in Third Quarter 2024 slightly exceeded our 12% target, while our Nine Months 2024 non-GAAP operating ROE was below our 12% target. The decrease in our non-GAAP operating ROE in Third Quarter 2024 and Nine Months 2024 compared to the same prior-year periods was driven by reduced after-tax underwriting income. We recorded after-tax underwriting income of $4.1 million in Third Quarter 2024 compared to $25.0 million in Third Quarter 2023, resulting in a reduction to ROE of 3.5 points. In Nine Months 2024, we recorded an after-tax underwriting loss of $118.0 million, compared to after-tax underwriting income of $54.7 million in Nine Months 2023, resulting in a reduction to ROE of 8.6 points.

The after-tax underwriting income decrease in Third Quarter 2024 compared to Third Quarter 2023 was primarily driven by elevated net catastrophe losses in Third Quarter 2024, partially offset by lower non-catastrophe property loss and loss expenses in Third Quarter 2024. We were impacted by 19 Property Claim Services ("PCS") named events in Third Quarter 2024. Hurricane Helene, which is estimated at $85.0 million of net catastrophe losses, accounted for the majority of the losses in Third Quarter 2024.

The after-tax underwriting income decrease in Nine Months 2024 compared to Nine Months 2023 was primarily attributable to unfavorable prior year casualty reserve development in Nine Months 2024. We recorded $211.0 million of unfavorable prior year casualty reserve development in Nine Months 2024 compared to $16.5 million of favorable prior year casualty reserve development in Nine Months 2023. There was no net prior year casualty reserve development in Third Quarter 2024 and Third Quarter 2023. Development in Nine Months 2024 primarily impacted the general liability line of business in our Standard Commercial Lines segment. We believe that current market conditions and environmental factors, most notably social inflation, are impacting us and the industry more than historically. As a commercial lines-focused underwriter with a higher mix of casualty business, we recognize this social inflationary environment has increased loss severities. In response to these external trends and the data we observed in our in-depth quarterly reserve review process during Nine Months 2024, we recorded unfavorable prior year casualty reserve development in our general liability line of business, primarily related to accident years 2020 through 2023.

For additional qualitative discussion on prior year casualty reserve development, refer to the insurance segment sections below.

Outlook
Although our Nine Months 2024 financial results were below our target, our capital position and the quality of our underwriting portfolio remain strong. Given the consistency in our underwriting appetite and risk profile over time, we have focused our corrective actions primarily on achieving higher price levels to reflect elevated and uncertain loss trends. Our prudent underwriting, pricing discipline, strong relationships with our distribution partners, and sophisticated analytical tools have enabled us to effectively balance our pricing and retention objectives over the long term.

We will continue to balance growth and profitability, with a goal to consistently achieve a 95% combined ratio across our three insurance segments by:

•Standard Commercial Lines
◦Achieving overall Standard Commercial Lines renewal pure price increases that reflect forward loss trend expectations. Our overall Standard Commercial Lines renewal pure price increase was 9.1% in Third Quarter 2024, up from 7.9% last quarter. Excluding workers compensation, our Standard Commercial Lines renewal pure price increase was 10.2% in Third Quarter 2024, up from 9.2% last quarter. In addition, our general liability renewal pure price increase was 10.2% in Third Quarter 2024, up from 7.6% last quarter. We expect that our general liability pricing will remain strong through the end of the year;
◦Continuing to expand our Standard Commercial Lines market share by (i) increasing our share towards our 12% target of our agents' premiums, (ii) strategically appointing new agents, and (iii) maximizing new business growth in the small business market through the use of our enhanced small business platform; and
◦Expanding our geographic footprint. In April 2024, we entered West Virginia and Maine, and in October 2024, we entered Washington, Nevada, and Oregon, now covering 35 states and the District of Columbia. Kansas, Montana, and Wyoming are the next three states we expect to enter over the next two years. Over time, we plan to expand our Standard Commercial Lines footprint to be near national.

•Standard Personal Lines
◦Taking actions to improve the profitability of our Standard Personal Lines segment by:
▪Prioritizing additional rate filings state-by-state and further refining our pricing factors. These filed rate increases began to take effect early in 2023 and increased in number and magnitude throughout 2023 and 2024, and we expect them to continue into 2025. Our Standard Personal Lines renewal pure price increase was 22.8% in Third Quarter 2024 and 18.5% in Nine Months 2024, up from 17.7% in six-months ended 2024;
▪Seeking to improve our homeowners line of business profitability through the introduction of new policy terms and conditions, including (i) coverage for older roofs based on depreciation schedules rather than replacement cost and (ii) implementing mandatory wind/hail deductibles in states exposed to severe convective storms, where law permits; and
▪Continuing the migration of our Standard Personal Lines products and services towards customers in the mass affluent market, where we believe our strong coverage and servicing capabilities can be more competitive, while also limiting the migration in states where, due to regulatory constraints, we cannot charge risk-adequate premiums.

•E&S Lines
◦Achieving E&S Lines renewal pure price increases that reflect forward loss trend expectations. Our E&S Lines renewal pure price increase was 8.0% in Third Quarter 2024, up from 6.4% last quarter; and
◦Continuing to invest in product expansion, risk evaluation, and operational efficiency for small and middle market E&S lines accounts.

For 2024, we increased our expected GAAP combined ratio to 102.5%. The change reflects elevated catastrophe losses in Third Quarter 2024, partially offset by better-than-expected non-catastrophe property loss and loss expenses. Full-year expectations are as follows:

•A GAAP combined ratio of 102.5%, up 1 point from our prior guidance of 101.5%. Our combined ratio estimate includes net catastrophe losses of 7.5 points, up from prior guidance of 5.5 points. Although too early to provide a specific estimate, we expect losses from Hurricane Milton, which made landfall on October 9, 2024, to be immaterial. Our combined ratio estimate assumes no additional prior year casualty reserve development;
•After-tax net investment income of $360 million, including $32 million from alternative investments;
•An overall effective tax rate of approximately 21.0%, which assumes an effective tax rate of 20.5% for net investment income and 21% for all other items; and
•Weighted average shares on a fully diluted basis of 61.5 million, which assumes no share repurchases we may make under our authorization.

Results of Operations and Related Information by Segment

Insurance Operations
The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2024	2023			2024	2023
Insurance Operations Results:
NPW	$1,157,640	1,058,325	9%		$3,540,362	3,143,000	13%
Net premiums earned (“NPE”)	1,112,228	981,917	13		3,243,403	2,826,403	15
Less:
Loss and loss expense incurred	765,658	645,897	19		2,395,498	1,859,465	29
Net underwriting expenses incurred	339,969	303,076	12		991,646	892,716	11
Dividends to policyholders	1,350	1,353	—		5,658	4,974	14
Underwriting income (loss)	$5,251	31,591	(83)%		$(149,399)	69,248	(316)%
Combined Ratios:
Loss and loss expense ratio	68.8%	65.8	3.0	pts	73.8%	65.7	8.1	pts
Underwriting expense ratio	30.6	30.9	(0.3)		30.6	31.6	(1.0)
Dividends to policyholders ratio	0.1	0.1	—		0.2	0.2	—
Combined ratio	99.5	96.8	2.7		104.6	97.5	7.1

The NPW growth of 9% in Third Quarter 2024 and 13% in Nine Months 2024 compared to the same prior-year periods reflected (i) overall renewal pure price increases, and (ii) higher direct new business, as shown in the following table:

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2024	2023	2024	2023
Direct new business premiums	$234.2	232.3	$762.4	690.8
Renewal pure price increases	10.5%	7.0	9.1%	6.6

Our NPW growth in Third Quarter 2024 and Nine Months 2024 also benefited from stable retention in our Standard Commercial Lines and E&S Lines and exposure growth on renewal policies.

The increase in NPE in Third Quarter 2024 and Nine Months 2024 compared to the same prior-year periods resulted from the same impacts to NPW described above.

Loss and Loss Expenses
The loss and loss expense ratio increased 3.0 points in Third Quarter 2024 and 8.1 points in Nine Months 2024 compared to the same prior-year periods, primarily due to the following:

	Third Quarter 2024			Third Quarter 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$148.8	13.4	pts	$64.6	6.6	pts	6.8	pts
Non-catastrophe property loss and loss expenses	146.7	13.2		172.8	17.6		(4.4)
Total	$295.5	26.6		$237.4	24.2		2.4

	Nine Months 2024			Nine Months 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$294.6	9.1	pts	$219.9	7.8	pts	1.3	pts
(Favorable) unfavorable prior year casualty reserve development	211.0	6.5		(16.5)	(0.6)		7.1
Non-catastrophe property loss and loss expenses	503.4	15.5		478.2	16.9		(1.4)
Total	$1,009.0	31.1		$681.6	24.1		7.0

We had higher net catastrophe losses in Third Quarter 2024 and Nine Months 2024 compared to the same prior-year periods, primarily attributable to Hurricane Helene, which resulted in estimated net catastrophe losses of $85.0 million, or 7.6 points, in Third Quarter 2024, and 2.6 points in Nine Months 2024. Hurricane Helene primarily affected states in our Southeastern footprint. Nine Months 2024 was further impacted by 65 other PCS-named events, mainly wind and thunderstorm events with higher severity, compared to the 60 PCS-named events in Nine Months 2023.

Details of the prior year casualty reserve development follow:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended September 30,			Nine Months ended September 30,
($ in millions)	2024		2023	2024		2023
General liability	$—		—	$216.0		—
Commercial automobile	10.0		4.0	20.0		4.0
Workers compensation	(5.0)		(7.0)	(20.0)		(24.5)
Bonds	(5.0)		—	(5.0)		—
Total Standard Commercial Lines	—		(3.0)	211.0		(20.5)

Homeowners	—		—	(5.0)		—
Personal automobile	—		3.0	5.0		9.0
Total Standard Personal Lines	—		3.0	—		9.0

E&S	—		—	—		(5.0)

Total (favorable) unfavorable prior year casualty reserve development	$—		—	$211.0		(16.5)

(Favorable) unfavorable impact on loss ratio	—	pts	—	6.5	pts	(0.6)

There was no net prior year casualty reserve development in Third Quarter 2024 and Third Quarter 2023. The unfavorable prior year casualty reserve development in Nine Months 2024 of (i) $216.0 million in our general liability line of business was driven by severities in accident years 2020 through 2023 that continued to show higher than expected emergence and (ii) $20.0 million in our commercial automobile line of business was driven by increased severities in accident year 2023. The unfavorable development in these lines of business in Nine Months 2024 was partially offset by favorable workers compensation development of $20.0 million and favorable bonds development of $5.0 million.

In addition, the loss and loss expense ratio was adversely impacted by an increase in current year casualty loss costs of 0.7 points in Third Quarter 2024 and 1.0 point in Nine Months 2024 compared to the same prior-year periods, primarily due to increased loss trend expectations and higher prior-year severity assumptions related to the impacts of social inflation on our general liability line of business.

For additional qualitative discussion on prior year casualty reserve development and non-catastrophe property loss and loss expenses, refer to the insurance segment sections below.

Underwriting Expenses
The underwriting expense ratio decreased 0.3 points in Third Quarter 2024 and 1.0 points in Nine Months 2024 compared to the same prior-year periods, primarily due to a decrease in expected profit-based employee compensation and the growth in premium outpacing the growth in underwriting expenses.

Standard Commercial Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2024	2023			2024	2023
Insurance Segments Results:
NPW	$903,921	833,576	8%		$2,798,727	2,517,037	11%
NPE	875,379	785,328	11		2,562,982	2,279,652	12
Less:
Loss and loss expense incurred	591,564	493,771	20		1,895,351	1,436,604	32
Net underwriting expenses incurred	275,146	248,865	11		805,154	735,668	9
Dividends to policyholders	1,350	1,353	—		5,658	4,974	14
Underwriting income (loss)	7,319	41,339	(82)		$(143,181)	102,406	(240)
Combined Ratios:
Loss and loss expense ratio	67.6%	62.8	4.8	pts	74.0%	63.0	11.0	pts
Underwriting expense ratio	31.4	31.7	(0.3)		31.4	32.3	(0.9)
Dividends to policyholders ratio	0.2	0.2	—		0.2	0.2	—
Combined ratio	99.2	94.7	4.5		105.6	95.5	10.1

NPW growth of 8% in Third Quarter 2024 and 11% in Nine Months 2024 compared to the same prior-year periods primarily reflected (i) renewal pure price increases and (ii) strong retention as shown in the table below. In addition, NPW growth benefited from strong exposure growth on renewal policies.

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2024	2023	2024	2023
Direct new business premiums	$139.2	145.5	$479.6	452.3
Retention	86%	86	85%	85
Renewal pure price increases	9.1	7.1	8.2	6.9

The increase in NPE in Third Quarter 2024 and Nine Months 2024 compared to the same prior-year periods resulted from the same impacts to NPW described above.

The loss and loss expense ratio increased 4.8 points in Third Quarter 2024 and 11.0 points in Nine Months 2024 compared to the same prior-year periods, primarily driven by the following:

	Third Quarter 2024			Third Quarter 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$100.4	11.5	pts	$36.7	4.7	6.8	pts
Non-catastrophe property loss and loss expenses	95.9	11.0		122.8	15.6	(4.6)
(Favorable) unfavorable prior year casualty reserve development	—	—		(3.0)	(0.4)	0.4
Total	$196.3	22.5		$156.5	19.9	2.6

	Nine Months 2024			Nine Months 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$189.8	7.4	pts	$134.4	5.9	1.5	pts
Non-catastrophe property loss and loss expenses	335.4	13.1		339.6	14.9	(1.8)
(Favorable) unfavorable prior year casualty reserve development	211.0	8.2		(20.5)	(0.9)	9.1
Total	$736.2	28.7		$453.5	19.9	8.8

Net catastrophe losses increased in Third Quarter 2024 and Nine Months 2024 compared to the same prior-year periods, primarily attributable to Hurricane Helene, which mainly affected Georgia and the Carolinas and resulted in estimated net catastrophe losses of $61.5 million, or 7.0 points in Third Quarter 2024 and 2.4 points in Nine Months 2024. Nine Months 2024 was further impacted by 54 other PCS-named events, mainly wind and thunderstorm events with higher severity, compared to the 51 PCS-named events in Nine Months 2023, coupled with increased severity of the events.

There was no net prior year casualty reserve development in Third Quarter 2024, compared to $3.0 million, or 0.4 points, of favorable development in Third Quarter 2023. Prior year casualty reserve development was unfavorable by $211.0 million, or 8.2 points, in Nine Months 2024 compared to $20.5 million, or 0.9 points, of favorable development in Nine Months 2023.

Despite increasing our expected loss trend in recent years, loss severities continued to show higher-than-expected emergence in Nine Months 2024 in the general liability line of business. In response to these unfavorable trends, we recorded unfavorable prior year casualty reserve development in our general liability line of business of $216.0 million in Nine Months 2024, primarily driven by increased severities in accident years 2020 through 2023. In addition, we recorded $20.0 million of unfavorable prior year casualty reserve development in our commercial automobile line of business in Nine Months 2024, primarily driven by increased severities in accident year 2023. The unfavorable development in Nine Months 2024 was partially offset by (i) $20.0 million of favorable workers compensation development, primarily due to lower loss severities in accident years 2021 and prior, and (ii) $5.0 million of favorable bonds development.

In addition, the loss and loss expense ratio was adversely impacted by an increase in current year casualty loss costs of 2.2 points in Third Quarter 2024 and 2.1 points in Nine Months 2024 compared to the same prior-year periods, primarily due to increased loss trend expectations and higher prior-year severity assumptions attributable to impacts from social inflation in the general liability line of business.

Refer to the line of business sections below for a qualitative discussion on the significant drivers of unfavorable prior year casualty reserve development and current year loss costs.

The underwriting expense ratio decreased 0.3 points in Third Quarter 2024 and 0.9 points in Nine Months 2024 compared to the same prior-year periods, primarily due to a decrease in expected profit-based employee compensation and the growth in premium outpacing growth in underwriting expenses.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
	Quarter ended September 30,		Change % or Points[1]		Nine Months ended September 30,		Change % or Points[1]
($ in thousands)	2024	2023			2024	2023
NPW	$290,749	273,880	6%		$918,148	838,852	9%
Direct new business	38,905	42,015	n/a		139,427	135,155	n/a
Retention	87%	86	n/a		86%	85	n/a
Renewal pure price increases	10.2	5.5	n/a		8.0	5.4	n/a
NPE	$286,641	261,551	10%		$840,153	759,410	11%
Underwriting income (loss)	13,329	34,326	(61)		(182,221)	94,078	(294)
Combined ratio	95.3%	86.9	8.4	pts	121.7%	87.6	34.1	pts
% of total Standard Commercial Lines NPW	32	33			33	33
1n/a: not applicable.

NPW grew 6% in Third Quarter 2024 and 9% in Nine Months 2024 compared to the same prior-year periods, benefiting from renewal pure price increases, exposure growth on renewal policies, and strong retention.

The combined ratio increased 8.4 points in Third Quarter 2024 and 34.1 points in Nine Months 2024 compared to the same prior-year periods and included the following:

	Nine Months 2024			Nine Months 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) unfavorable prior year casualty reserve development	$216.0	25.7	pts	$—	—	25.7	pts

The general liability line of business has experienced a long-term historical trend of meaningful severity increases that have been partially offset by claim frequency decreases. Prior-year severities have developed adversely, previously impacting the pre-pandemic period, but in 2024 they have extended into the more recent accident years. We attribute the increased severities to elevated social inflation, which we view as an industry dynamic characterized by higher claimant propensity for attorney representation and litigation, longer settlement times, and higher settlement values. Certain jurisdictions with expanded liability theories and higher damage awards pose increased challenges. We are closely monitoring these jurisdictions and the broader trends across our business.

The unfavorable prior year casualty reserve development in Nine Months 2024 was primarily due to the impact of social inflation, which resulted in higher severity assumptions embedded in our initial loss ratio estimates for recent years. Although we planned for higher expected loss trends, claim emergence in Nine Months 2024 exceeded our expectations. In response to these unfavorable trends, we recorded unfavorable prior year development of $216.0 million in Nine Months 2024, primarily in accident years 2020 through 2023. There was no prior year casualty reserve development in Third Quarter 2024 and Third Quarter 2023.

Additionally, the combined ratio was adversely impacted by an increase in current year casualty loss costs of 8.7 points in Third Quarter 2024 and 8.9 points in Nine Months 2024 compared to the same prior-year periods, primarily driven by our increased loss trend expectations and higher prior-year severity assumptions for increases in the impact of social inflation.

We believe that social inflation and elevated loss trends are an industry dynamic, which we expect to lead to a more favorable rate environment in the near term. Given the consistency in our underwriting appetite and risk profile over time, we have focused our actions primarily on prudent underwriting and achieving additional rate. Our renewal pure price increase in this line of business accelerated to 10.2% in Third Quarter 2024, up from 7.6% last quarter, and 6.5% for the first quarter of 2024.

Commercial Automobile
	Quarter ended September 30,		Change % or Points[1]		Nine Months ended September 30,		Change % or Points[1]
($ in thousands)	2024	2023			2024	2023
NPW	$281,291	252,688	11%		$864,185	750,137	15%
Direct new business	35,303	36,635	n/a		128,351	113,517	n/a
Retention	86%	86	n/a		86%	85	n/a
Renewal pure price increases	10.9	9.6	n/a		10.7	9.7	n/a
NPE	$269,036	234,622	15%		$781,408	677,060	15%
Underwriting income (loss)	(5,905)	(12,348)	52		(6,839)	(28,271)	76
Combined ratio	102.2%	105.3	(3.1)	pts	100.9%	104.2	(3.3)	pts
% of total Standard Commercial Lines NPW	31	30			31	30
1n/a: not applicable.

NPW grew 11% in Third Quarter 2024 and 15% in Nine Months 2024 compared to the same prior-year periods, primarily benefiting from renewal pure price increases and strong retention. This strong retention and higher direct new business in Nine Months 2024 contributed to a 7% growth of in-force vehicle counts as of September 30, 2024, compared to September 30, 2023.

The combined ratio decreased 3.1 points in Third Quarter 2024 and 3.3 points in Nine Months 2024 compared to the same prior-year periods, and included the following:

	Third Quarter 2024			Third Quarter 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$2.3	0.9	pts	$2.1	0.9	—	pts
Non-catastrophe property loss and loss expenses	43.2	16.0		43.8	18.7	(2.7)
(Favorable) unfavorable prior year casualty reserve development	10.0	3.7		4.0	1.7	2.0
Total	$55.5	20.6		$49.9	21.3	(0.7)

	Nine Months 2024			Nine Months 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$6.4	0.8	pts	$4.2	0.6	0.2	pts
Non-catastrophe property loss and loss expenses	126.6	16.2		133.0	19.6	(3.4)
(Favorable) unfavorable prior year casualty reserve development	20.0	2.6		4.0	0.6	2.0
Total	$153.0	19.6		$141.2	20.8	(1.2)

Non-catastrophe property loss and loss expenses in Third Quarter 2024 and Nine Months 2024 were lower compared to the same prior-year periods, primarily due to lower claim frequencies.

In addition, the combined ratio was reduced by the following:
•Despite increasing current year casualty loss costs by $5.0 million in Third Quarter 2024 and Nine Months 2024, current year casualty loss costs decreased 1.7 points in Third Quarter 2024 and 1.4 points in Nine Months 2024 compared to the same prior-year periods, primarily driven by the earned impact of higher renewal pure price increases in both periods as highlighted above; and
•Decreases in the underwriting expense ratio of 0.8 points in Third Quarter 2024 and 0.7 points in Nine Months 2024 compared to the same prior-year periods, as discussed in the "Standard Commercial Lines Segment" section above.

Offsetting the favorable combined ratio drivers mentioned above, was unfavorable prior year casualty reserve development in Third Quarter 2024 and Nine Months 2024, primarily due to increased severities in accident year 2023. The unfavorable prior year casualty reserve development in Third Quarter 2023 and Nine Months 2023 was primarily due to increased loss expenses in accident years 2022 and prior.

Commercial Property[1]
	Quarter ended September 30,		Change % or Points[2]		Nine Months ended September 30,		Change % or Points[2]
($ in thousands)	2024	2023			2024	2023
NPW	$194,934	174,559	12%		$564,886	493,828	14%
Direct new business	37,042	37,875	n/a		116,338	109,949	n/a
Retention	84%	85	n/a		84%	84	n/a
Renewal pure price increases	10.0	10.1	n/a		10.2	9.7	n/a
NPE	$174,855	152,495	15%		$504,919	429,135	18%
Underwriting income (loss)	(28,128)	950	(3,061)		(21,590)	(13,382)	(61)
Combined ratio	116.1%	99.4	16.7	pts	104.3%	103.1	1.2	pts
% of total Standard Commercial Lines NPW	22	21			20	20
1includes Inland Marine.
2n/a: not applicable.

NPW grew 12% in Third Quarter 2024 and 14% in Nine Months 2024 compared to the same prior-year periods, primarily benefiting from renewal pure price increases, strong retention, and exposure growth on renewal policies.

The combined ratio increased 16.7 points in Third Quarter 2024 and 1.2 points in Nine Months 2024 compared to the same prior-year periods and included the following:

	Third Quarter 2024			Third Quarter 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$93.7	53.6	pts	30.3	19.8	33.8	pts
Non-catastrophe property loss and loss expenses	46.2	26.4		66.2	43.4	(17.0)
Total	$139.9	80.0		96.5	63.2	16.8

	Nine Months 2024			Nine Months 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$168.1	33.3	pts	114.1	26.6	6.7	pts
Non-catastrophe property loss and loss expenses	180.5	35.7		170.3	39.7	(4.0)
Total	$348.6	69.0		284.4	66.3	2.7

Net catastrophe losses in Third Quarter 2024 and Nine Months 2024 were elevated compared to the same prior-year periods, as discussed in the "Standard Commercial Lines Segment" section above.

Partially offsetting the increase in net catastrophe losses was the following:
•Lower non-catastrophe property loss and loss expense ratios in Third Quarter 2024 and Nine Months 2024 compared to the same prior-year periods. This reduction reflects (i) the earned impact of higher renewal pure price increases in both current-year periods, and (ii) the continued variability from period to period normally associated with the commercial property line of business. We continue to manage our long-term profitability through (i) price increases, and (ii) targeted underwriting actions, including an ongoing focus on appropriate policy terms and conditions and achieving accurate insurance-to-value ratios; and
•A decrease in the underwriting expense ratio of 1.7 points in Nine Months 2024 compared to Nine Months 2023, as discussed in the "Standard Commercial Lines Segment" section above.

Workers Compensation
	Quarter ended September 30,		Change % or Points[1]		Nine Months ended September 30,		Change % or Points[1]
($ in thousands)	2024	2023			2024	2023
NPW	$70,898	75,553	(6)%		$254,531	264,587	(4)%
Direct new business	11,224	14,448	n/a		43,929	49,387	n/a
Retention	85%	85	n/a		85%	84	n/a
Renewal pure price increases (decreases)	(2.1)	(1.7)	n/a		(2.6)	(1.3)	n/a
NPE	$81,296	81,672	—%		$251,389	254,602	(1)%
Underwriting income	8,185	13,915	(41)		30,247	41,087	(26)
Combined ratio	89.9%	83.0	6.9	pts	88.0%	83.9	4.1	pts
% of total Standard Commercial Lines NPW	8	9			9	11
1n/a: not applicable.

NPW decreased 6% in Third Quarter 2024 and 4% in Nine Months 2024 compared to the same prior-year periods, primarily due to renewal pure price decreases and a reduction in direct new business.

The combined ratio increased 6.9 points in Third Quarter 2024 and 4.1 points in Nine Months 2024 compared to the same prior-year periods and included the following:

	Third Quarter 2024			Third Quarter 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) unfavorable prior year casualty reserve development	$(5.0)	(6.2)	pts	$(7.0)	(8.6)	2.4	pts

	Nine Months 2024			Nine Months 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) unfavorable prior year casualty reserve development	$(20.0)	(8.0)	pts	$(24.5)	(9.6)	1.6	pts

The favorable prior year casualty reserve development in Third Quarter 2024 and Nine Months 2024 was primarily due to lower loss severities in accident years 2021 and prior. The favorable prior year casualty reserve development in Third Quarter 2023 and Nine Months 2023 was primarily due to improved loss severities in accident years 2020 and prior.

In addition, the combined ratio was adversely impacted by an increase in current year casualty loss costs of 4.0 points in Third Quarter 2024 and 3.4 points in Nine Months 2024, primarily driven by loss trend outpacing rate achieved on this line.

Standard Personal Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2024	2023			2024	2023
Insurance Segments Results:
NPW	$111,038	113,160	(2)%		$327,091	307,541	6%
NPE	107,521	95,169	13		317,788	264,209	20
Less:
Loss and loss expense incurred	106,113	99,496	7		291,897	260,646	12
Net underwriting expenses incurred	25,182	21,772	16		74,301	65,795	13
Underwriting income (loss)	$(23,774)	(26,099)	9		$(48,410)	(62,232)	22
Combined Ratios:
Loss and loss expense ratio	98.7%	104.5	(5.8)	pts	91.8%	98.7	(6.9)	pts
Underwriting expense ratio	23.4	22.9	0.5		23.4	24.9	(1.5)
Combined ratio	122.1	127.4	(5.3)		115.2	123.6	(8.4)

NPW decreased 2% in Third Quarter 2024 and increased 6% in Nine Months 2024 compared to the same prior-year periods. The decrease in Third Quarter 2024 compared to Third Quarter 2023 was primarily due to reductions in direct new business and retention, partially offset by renewal pure price increases and higher average policy sizes from our mass affluent market strategy. The increase in Nine Months 2024 compared to Nine Months 2023 was primarily due to renewal pure price increases, exposure growth on renewal policies, and higher average policy sizes from our mass affluent market strategy, partially offset by reductions in direct new business and retention. The reduction in direct new business premiums in both periods was primarily due to a decrease in new policy counts, which were down 62% in Third Quarter 2024 and 49% in Nine Months 2024 compared to the same prior-year periods. We anticipated these reductions given the rate increases we are implementing as part of our overall profit improvement plan.

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2024	2023	2024	2023
Direct new business premiums[1]	$16.0	31.6	$59.3	90.5
Retention	75%	88	78%	87
Renewal pure price increases	22.8	6.1	18.5	3.9
1Excludes our Flood direct premiums written, which is 100% ceded to the NFIP and therefore, has no impact on our NPW.

We are taking aggressive actions to improve the profitability of this business by continuing to prioritize additional rate filings state-by-state to mitigate inflationary impacts, and further refining our pricing factors. These filed rate increases began to take effect early in 2023 and increased in number and magnitude throughout 2023 and 2024, and we expect them to continue into 2025. We achieved a renewal pure price increase of 22.8% in Third Quarter 2024 and 18.5% in Nine Months 2024, a direct outcome of these actions. In addition, we are seeking to further improve profitability within our homeowners line of business by introducing new policy terms and conditions, including (i) coverage for older roofs based on a schedule of factors rather than replacement cost, and (ii) implementing mandatory wind/hail deductibles in states exposed to severe convective storms, where law permits.

The change in NPE in Third Quarter 2024 and Nine Months 2024 compared to the same prior-year periods resulted from the same impacts to NPW described above.

The loss and loss expense ratio decreased 5.8 points in Third Quarter 2024 and 6.9 points in Nine Months 2024 compared to the same prior-year periods, driven by the following:

	Third Quarter 2024			Third Quarter 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$41.7	38.8	pts	$24.4	25.6	13.2	pts
Non-catastrophe property loss and loss expenses	38.0	35.3		42.5	44.7	(9.4)
(Favorable) unfavorable prior year casualty reserve development	—	—		3.0	3.2	(3.2)
Total	$79.7	74.1		$69.9	73.5	0.6

	Nine Months 2024			Nine Months 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$78.9	24.8	pts	$60.2	22.8	2.0	pts
Non-catastrophe property loss and loss expenses	125.2	39.4		114.1	43.2	(3.8)
(Favorable) unfavorable prior year casualty reserve development	—	—		9.0	3.4	(3.4)
Total	$204.1	64.2		$183.3	69.4	(5.2)

Net catastrophe losses increased in Third Quarter 2024 and Nine Months 2024 compared to the same prior-year periods, primarily attributable to Hurricane Helene, which mainly affected South Carolina in our Southeastern state footprint and resulted in estimated net catastrophe losses of $20.1 million, or 18.7 points in Third Quarter 2024 and 6.3 points in Nine Months 2024.

In Nine Months 2024, we experienced (i) favorable prior year casualty reserve development on our homeowners line of business of $5.0 million, primarily due to lower loss severities in accident years 2021 and prior, offset by (ii) $5.0 million of unfavorable prior year casualty reserve development on our personal automobile line of business, primarily driven by increased loss severities in accident years 2021 through 2023. The unfavorable prior year casualty reserve development in Third Quarter 2023 and Nine Months 2023 was primarily due to increased loss severities in accident year 2022 on our personal automobile line of business.

The loss and loss expense ratio was also impacted by a 6.5-point decrease in current year casualty loss costs in Third Quarter 2024 and a 1.7-point decrease in Nine Months 2024 compared to the same prior year periods, primarily due to (i) significant rate increases and (ii) an increase in flood claims handling fees related to Hurricane Helene from our participation in the NFIP.

The underwriting expense ratio increased 0.5 points in Third Quarter 2024 compared to Third Quarter 2023, primarily due to a 1.7-point increase in the ratio related to a reduction in the commission benefit from our participation in the NFIP. Partially offsetting this increase was a decrease in expected profit-based employee compensation and the impact of premium growth on the underwriting expense ratio. The underwriting expense ratio decreased 1.5 points in Nine Months 2024 compared Nine Months 2023, primarily due to a decrease in expected profit-based employee compensation and growth in premium outpacing growth in underwriting expenses.

E&S Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2024	2023			2024	2023
Insurance Segments Results:
NPW	$142,681	111,589	28%		$414,544	318,422	30%
NPE	129,328	101,420	28		362,633	282,542	28
Less:
Loss and loss expense incurred	67,981	52,630	29		208,250	162,215	28
Net underwriting expenses incurred	39,641	32,439	22		112,191	91,253	23
Underwriting income (loss)	21,706	16,351	33		42,192	29,074	45
Combined Ratios:
Loss and loss expense ratio	52.5%	51.9	0.6	pts	57.5%	57.4	0.1	pts
Underwriting expense ratio	30.7	32.0	(1.3)		30.9	32.3	(1.4)
Combined ratio	83.2	83.9	(0.7)		88.4	89.7	(1.3)

NPW grew 28% in Third Quarter 2024 and 30% in Nine Months 2024 compared to the same prior-year periods, reflecting renewal pure price increases and higher direct new business as shown in the table below. In addition, NPW growth in Third Quarter 2024 and Nine Months 2024 benefited from both property and casualty exposure growth on renewal policies and higher rates per exposure.

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2024	2023	2024	2023
Direct new business premiums	$79.0	55.2	$223.5	148.1
Renewal pure price increases	8.0%	6.6	6.8%	7.1

The increase in NPE in Third Quarter 2024 and Nine Months 2024 compared to the same prior-year periods resulted from the same impacts to NPW described above.

The loss and loss expense ratio increased 0.6 points in Third Quarter 2024 and 0.1 points in Nine Months 2024 compared to the same prior-year periods, and included the following:

	Third Quarter 2024			Third Quarter 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$6.7	5.2	pts	$3.5	3.5	1.7	pts
Non-catastrophe property loss and loss expenses	12.9	10.0		7.5	7.4	2.6
Total	$19.6	15.2		$11.0	10.9	4.3

	Nine Months 2024			Nine Months 2023
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$25.9	7.1	pts	$25.4	9.0	(1.9)	pts
Non-catastrophe property loss and loss expenses	42.8	11.8		24.6	8.7	3.1
(Favorable) unfavorable prior year casualty reserve development	—	—		(5.0)	(1.8)	1.8
Total	$68.7	18.9		$45.0	15.9	3.0

Net catastrophe losses in Third Quarter 2024 and Nine Months 2024 included $3.4 million, or 2.6 points in Third Quarter 2024 and 0.9 points in Nine Months 2024, of estimated net losses from Hurricane Helene, which primarily affected Georgia in our Southeastern state footprint.

In addition, we experienced higher non-catastrophe property loss and loss expenses in Third Quarter 2024 and Nine Months 2024 compared to the same prior-year periods, primarily due to the impact of large fire losses, reflecting the continued period to period variability normally associated with our E&S property line of business.

There was no prior year casualty reserve development in Third Quarter 2024 and Nine Months 2024. The Nine Months 2023 development was primarily due to lower severities in accident years 2021 and prior.

The loss and loss expense ratio was favorably impacted by current year casualty loss cost decreases of 3.6 points in Third Quarter 2024 and 3.0 points in Nine Months 2024 compared to the same prior-year periods, primarily due to the mix of business between our property and casualty lines of business. Our E&S property line of business has a lower loss ratio compared to our E&S casualty line of business and represented a more significant portion of this segment in Third Quarter 2024 and Nine Months 2024 compared to the same prior-year periods.

The decrease in the underwriting expense ratio of 1.3 points in Third Quarter 2024 and 1.4 points in Nine Months 2024, compared to the same prior-year periods, was primarily due to premium growth outpacing underwriting expense growth in both periods.

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

We renewed the Property Excess of Loss Treaty ("Property Treaty") with substantially the same structure as the expiring treaty and an additional reinstatement on the second layer of the program. The treaty year deposit premium increased, reflecting higher projected subject earned premium due to growth in our book of business.

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

Investments
Our investment portfolio's objectives are to maximize after-tax net investment income and generate long-term book value per share growth by maximizing the portfolio's overall total return by investing our insurance operations premiums and the amounts our capital management strategies generate, including debt and equity security issuances. We balance those objectives against prevailing market conditions, capital preservation considerations, and our enterprise risk-taking appetite. We maintain (i) a well-diversified portfolio across issuers, sectors, and asset classes, and (ii) a high credit quality fixed income securities portfolio with a duration and maturity profile at an acceptable risk level that provides ample liquidity.

The effective duration of our fixed income and short-term investments was 3.9 years as of September 30, 2024. We monitor and manage the effective duration to maximize yield while managing interest rate risk at an acceptable level. We buy and sell investments with the intent of maximizing investment returns in the current market environment, while balancing capital preservation.

Our fixed income and short-term investments represented 92% of our invested assets and had a weighted average credit rating of "AA-" as of both September 30, 2024 and December 31, 2023. Investment grade holdings represented 97% of the total fixed income and short-term investments portfolio as of September 30, 2024, and 96% as of December 31, 2023.

For further details on the composition, credit quality, and various risks to which our portfolio is subject, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." of our 2023 Annual Report.

Total Invested Assets
($ in thousands)	September 30, 2024		December 31, 2023	Change
Total invested assets	$9,635,288		8,693,729	11%
Invested assets per dollar of common stockholders' equity	3.25		3.16	3

Components of unrealized gains (losses) – before tax:
Fixed income securities	(152,197)		(353,253)	(57)%
Equity securities	7,086		4,079	74
Net unrealized gains (losses) – before tax	(145,111)	-145111000	(349,174)	(58)
Components of unrealized gains (losses) – after tax:
Fixed income securities	(120,236)		(279,070)	(57)
Equity securities	5,598		3,223	74
Net unrealized gains (losses) – after tax	(114,638)		(275,847)	(58)

Invested assets increased $941.6 million at September 30, 2024, compared to December 31, 2023, primarily reflecting our active investment of operating cash flows. Operating cash flows during Nine Months 2024 were 22% of NPW.

Net Investment Income
The components of net investment income earned were as follows:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2024	2023			2024	2023
Fixed income securities	$98,464	90,013	9%		$286,501	254,016	13%
Commercial mortgage loans ("CMLs")	3,238	2,516	29		9,177	6,680	37
Equity securities	5,362	2,083	157		12,147	5,524	120
Short-term investments	6,457	3,941	64		14,656	11,483	28
Alternative investments	9,031	6,473	40		26,429	25,637	3
Other investments	251	284	(12)		632	515	23
Investment expenses	(5,044)	(4,447)	13		(15,292)	(13,790)	11
Net investment income earned – before tax	117,759	100,863	17		334,250	290,065	15
Net investment income tax expense	(24,380)	(20,636)	18		(68,969)	(58,974)	17
Net investment income earned – after tax	$93,379	80,227	16		$265,281	231,091	15
Effective tax rate	20.7%	20.5	0.2	pts	20.6%	20.3	0.3	pts
Annualized after-tax yield on fixed income investments	4.0	4.1	(0.1)		3.9	4.0	(0.1)
Annualized after-tax yield on investment portfolio	4.0	3.9	0.1		3.9	3.8	0.1

After-tax net investment income earned increased 16% in Third Quarter 2024 and 15% in Nine Months 2024 compared to the same prior-year periods, primarily driven by higher interest rates, active portfolio management, and operating cash flow deployment.

Realized and Unrealized Gains and Losses
When evaluating securities for sale, our general philosophy is to reduce our exposure to securities and sectors based on economic evaluations of whether (i) the fundamentals for that security or sector have deteriorated or (ii) the timing is appropriate to trade opportunistically for other securities with better economic-return characteristics. Net realized and unrealized gains and losses for the indicated periods were as follows:

	Quarter ended September 30,		Change %	Nine Months ended September 30,		Change %
($ in thousands)	2024	2023		2024	2023
Net realized gains (losses) on disposals	$2,147	(4,897)	(144)%	$5,453	(24,839)	(122)%
Net unrealized gains (losses) on equity securities	2,407	489	392	3,006	8,662	(65)
Net credit loss benefit (expense) on fixed income securities, AFS	2,191	(2,468)	(189)	(1,692)	7,925	(121)
Net credit loss benefit (expense) on CMLs	(2)	(4)	(50)	134	(65)	(306)
Losses on securities for which we have the intent to sell	(752)	—	—	(1,248)	(645)	93
Other realized gains (losses)	(602)	—	—	(602)	—	—
Total net realized and unrealized investment gains (losses)	$5,389	(6,880)	(178)	$5,051	(8,962)	(156)

Federal Income Taxes
The following table provides information regarding federal income taxes and reconciles federal income tax at the corporate rate to the effective tax rate:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2024	2023	2024	2023
Tax at statutory rate	$24,463	23,629	$29,181	63,301
Tax-advantaged interest	(306)	(508)	(1,062)	(1,766)
Dividends received deduction	(44)	(38)	(161)	(174)
Executive compensation	203	617	2,160	1,886
Stock-based compensation	(4)	(51)	(1,458)	(1,775)
Other	(103)	(340)	(1,182)	(429)
Federal income tax expense (benefit)	$24,209	23,309	$27,478	61,043
Income before federal income tax, less preferred stock dividends	$114,187	110,217	$132,055	294,533
Effective tax rate	21.2%	21.1	20.8%	20.7

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

Sources of Liquidity
The Parent's sources of cash historically have consisted of dividends from the Insurance Subsidiaries, the Parent's investment portfolio, borrowings under third-party lines of credit, intercompany revolving demand loan agreements with certain Insurance Subsidiaries, and the issuance of equity (common or preferred) and debt securities. We continue to monitor these sources, considering our short-term and long-term liquidity and capital preservation strategies.

The Parent's cash and components of its investment portfolio were as follows:

($ in thousands)	September 30, 2024	December 31, 2023
Fixed income securities	$283,437	421,089
Equity securities	55,795	50,920
Short-term investments	76,286	17,671
Alternative investments	18,260	18,134
Cash	98	180
Total investments and cash	$433,876	507,994

Short-term investments have historically been maintained in "AAA" rated money market funds and fixed income securities are comprised of high-quality, liquid government and corporate securities.

The amount and composition of the Parent's investment portfolio may change over time based on various factors, including the amount and availability of dividends from our Insurance Subsidiaries, investment income, expenses, other Parent cash needs, such as dividends payable to stockholders, asset allocation investment decisions, inorganic growth opportunities, debt retirement, and share repurchases. Our target is for the Parent to maintain liquid investments of at least twice its expected annual net cash outflow needs.

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

The Insurance Subsidiaries paid $44 million in total dividends to the Parent in Nine Months 2024. As of December 31, 2023,

our allowable ordinary maximum dividend is $316 million for 2024. All Insurance Subsidiary dividends to the Parent are (i) subject to the approval and/or review of its domiciliary state insurance regulator and (ii) generally payable only from earned statutory surplus reported in its annual statements as of the preceding December 31. Although domiciliary state insurance regulators have historically approved dividends, there is no assurance they will approve future Insurance Subsidiary dividends.

New Jersey corporate law also limits the maximum amount of dividends the Parent can pay our stockholders if either (i) the Parent would be unable to pay its debts as they become due in the usual course of business or (ii) the Parent’s total assets would be less than its total liabilities. The Parent’s ability to pay dividends to stockholders is also impacted by (i) covenants in its credit agreement that obligate it, among other things, to maintain a minimum consolidated net worth and a maximum ratio of consolidated debt to total capitalization and (ii) the terms of our preferred stock that prohibit dividends from being declared or paid on our common stock if dividends are not declared and paid, or made payable, on all outstanding preferred stock for the latest completed dividend period.

For additional information regarding dividend restrictions and financial covenants, where applicable, see Note 11. "Indebtedness," Note 17. "Equity," and Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report.

Line of Credit
On November 7, 2022, the Parent entered into a Credit Agreement with the lenders named therein (the "Lenders") and Wells Fargo Bank, National Association, as Administrative Agent ("Line of Credit"). Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility that can be increased to $125 million with the Lenders' consent. No borrowings were made under the Line of Credit in Nine Months 2024. The Line of Credit will mature on November 7, 2025, and has a variable interest rate based on the Parent’s debt ratings. We expect to continue to maintain a credit facility for liquidity purposes. For additional information regarding the Line of Credit and corresponding representations, warranties, and covenants, refer to Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report. We met all covenants under our Line of Credit as of September 30, 2024.

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

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year. SICNY is domiciled in New York, which limits its FHLBNY borrowings to the lesser of 5% of admitted assets for the most recently completed fiscal quarter or 10% of the previous year-end's admitted assets. As of September 30, 2024, we had remaining capacity of $530.9 million for FHLB borrowings, with a $21.4 million additional stock purchase requirement to allow the member companies to borrow their remaining capacity amounts.

Short-term Borrowings
We made no short-term borrowings from FHLB branches during Nine Months 2024.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries, approved by the Indiana Department of Insurance, that provide the Parent with additional intercompany liquidity. Like the Line of Credit, these lending agreements limit the Parent’s borrowings from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The outstanding balance on these intercompany loans was $35.0 million as of September 30, 2024, and $67.0 million as of December 31, 2023. The remaining capacity under these intercompany loan agreements was $146.5 million as of September 30, 2024, and $114.5 million as of December 31, 2023. Additionally, we have other insurance regulator-approved intercompany agreements that facilitate liquidity management between the Parent and the Insurance Subsidiaries to enhance flexibility.

Capital Market Activities
The Parent had no private or public stock issuances during Nine Months 2024. During Nine Months 2024, we repurchased 103,000 shares of our common stock under our existing share repurchase program for $8.7 million, an $84.34 average price per share, excluding commissions paid. We had $75.5 million of remaining capacity under our share repurchase program as of September 30, 2024. For additional information on the share repurchase program, refer to Note 17. "Equity" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report.

Uses of Liquidity
The Parent uses the liquidity generated from the sources discussed above to pay dividends to our stockholders, among other things. Dividends on shares of the Parent's common and preferred stock are declared and paid at the discretion of the Board based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. Our Board declared:

•A 9% increase in the quarterly cash dividend on common stock, to $0.38 per common share, that is payable December 2, 2024, to holders of record on November 15, 2024; and
•A quarterly cash dividend of $287.50 per share on our 4.60% Non-Cumulative Preferred Stock, Series B (equivalent to $0.28750 per depositary share) payable on December 16, 2024, to holders of record as of December 2, 2024.

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

Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends without alternative liquidity options could materially affect our ability to service debt and pay dividends on common and preferred stock.

Capital Resources
Capital resources ensure we can pay policyholder claims, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At September 30, 2024, we had GAAP stockholders' equity of $3.2 billion and statutory surplus of $2.8 billion. With total debt of $508.2 million at September 30, 2024, our debt-to-capital ratio was 13.8%. For additional information on our statutory surplus, see Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report.

The following table summarizes certain contractual obligations we had at September 30, 2024, that may require us to invest additional amounts into our investment portfolio, which we would fund primarily with operating cash flows.

($ in millions)	Amount of Obligation
Alternative and other investments	$329.6
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	96.9
Non-publicly traded common stock within our equity portfolio	24.5
CMLs	2.5
Privately-placed corporate securities	45.9
Total	$499.4

There is no certainty (i) these additional investments will be required or (ii) about the timing of funding. We expect to have the capacity to fund these commitments through our normal operating and investing activities as they come due.

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

As of September 30, 2024, and December 31, 2023, we had no (i) material guarantees on behalf of others and trading activities involving non-exchange traded contracts accounted for at fair value, (ii) material transactions with related parties other than those disclosed in Note 18. "Related Party Transactions" in Item 8. "Financial Statements and Supplementary Data." of our 2023 Annual Report, and (iii) material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

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

Book value per common share increased 7% to $48.82 as of September 30, 2024, from $45.42 as of December 31, 2023, driven by a $2.61 decrease in net unrealized losses on our fixed income securities portfolio and $1.71 in net income (loss) available to common stockholders per diluted common share, partially offset by $1.05 in dividends to our common stockholders. The decrease in net unrealized losses on our fixed income securities was primarily driven by a decline in benchmark U.S. Treasury rates. Our adjusted book value per share, which is book value per share excluding total after-tax unrealized gains or losses on investments included in accumulated other comprehensive income (loss), increased to $50.80 as of September 30, 2024, from $50.03 as of December 31, 2023.

Cash Flows
Net cash provided by operating activities increased to $767.7 million in Nine Months 2024, compared to $522.3 million in Nine Months 2023, primarily driven by higher levels of cash received for premiums. For more information on our underwriting results, refer to "Insurance Operations" above in this MD&A.

Net cash used in investing activities increased to $687.3 million in Nine Months 2024, compared to $470.0 million in Nine Months 2023, as a result of investing more cash from operating activities. Operating cash flows were 22% of NPW in Nine Months 2024 compared to 17% of NPW in Nine Months 2023.

Net cash used in financing activities increased to $81.0 million in Nine Months 2024, compared to $64.1 million in Nine Months 2023, primarily due to greater activity in our share repurchase program in Nine Months 2024.

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

On September 27, 2024, S&P reaffirmed our "A" rating with a "stable" outlook. In taking this rating action, S&P cited our (i)

strong historical operating performance driven by positive renewal rates, enhanced underwriting tools, and detailed risk segmentation, and (ii) focus on profitability through steady rate increases and targeted risk selection, aiding in retention of lower-risk, more-profitable accounts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information about market risk set forth in our 2023 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of such period are (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is appropriately accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions about required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Third Quarter 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incidental to our insurance operations, we are routinely engaged in legal proceedings with inherently unpredictable outcomes that could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Note 14. "Litigation" in Item 1. "Financial Statements." of this Form 10-Q and Item 1A. "Risk Factors." below in Part II. "Other Information." As of September 30, 2024, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS.

Certain risk factors can significantly impact our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change our actions in executing our long-term capital strategy. Examples include, without limitation, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our existing debt and/or equity securities, or increasing or decreasing common stockholders' dividends. We operate in a continually changing business environment, and new risk factors that we cannot predict or assess may emerge at any time. Consequently, we can neither predict such new risk factors nor assess the potential future impact on our business. There have been no material changes from the risk factors disclosed in Item 1A. "Risk Factors." in our 2023 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding our purchases of our common stock in Third Quarter 2024:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Programs (in millions)[2]
July 1 – 31, 2024	103,379	$84.37	103,000	$75.5
August 1 – 31, 2024	995	87.15	—	75.5
September 1 – 30, 2024	—	—	—	75.5
Total	104,374	$84.40	103,000	$75.5
1Total number of shares purchased includes 1,374 shares purchased from employees to satisfy tax withholding obligations associated with the vesting of their restricted stock units.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended September 30, 2024, no director or officer of the Company adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

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

**101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

**104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL.
* Filed herewith.
** Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	October 25, 2024	By: /s/ John J. Marchioni
John J. Marchioni
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

Date:	October 25, 2024	By: /s/ Anthony D. Harnett
Anthony D. Harnett
Senior Vice President and Chief Accounting Officer
(principal accounting officer)