Form 10-K
period 2024-12-31
SELECTIVE INSURANCE GROUP INC
filed 2025-02-10
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the voting company common stock held by non-affiliates of the registrant, based on the closing price on the Nasdaq Global Select Market, was $5,667,194,813 on June 30, 2024. As of January 31, 2025, the registrant had outstanding 60,805,019 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be held on April 30, 2025, are incorporated by reference into Part III of this report.

PART I

Item 1. Business.

Overview

Selective Insurance Group, Inc. ("Parent") is a New Jersey insurance holding company incorporated in 1977 that owns ten property and casualty insurance subsidiaries ("Insurance Subsidiaries"). The Insurance Subsidiaries sell products and services only in the United States ("U.S.") and exclusively through independent insurance agents and wholesale brokers. Various state insurance departments (i) license nine of our subsidiaries as admitted carriers to write specific property and casualty lines in the standard market and (ii) authorize the tenth subsidiary as a non-admitted carrier to write property and casualty insurance in the excess and surplus ("E&S") lines market. Throughout this document, we refer to the Parent and the Insurance Subsidiaries collectively as "we," "us," or "our." We use "Parent" when appropriate to distinguish it from the Insurance Subsidiaries. We also use specific property and casualty industry-related terms defined in a glossary attached as Exhibit 99.1 to this Form 10-K.

Our main office is in Branchville, New Jersey. We list our common (stock symbol "SIGI") and preferred (stock symbol "SIGIP") stocks on the Nasdaq Global Select Market. In 2024, AM Best Company ("AM Best") ranked us as the 34th largest property and casualty group in its annual "Top 200 U.S. Property/Casualty Writers" list based on 2023 net premiums written ("NPW"). Our current AM Best financial strength rating is "A+" (Superior). We have a long and successful history in the property and casualty insurance industry since our 1926 founding.

Strategic Advantages
Our competitive and crowded market drives us to clearly demonstrate our value proposition to customers, distribution partners, employees, and investors. We have five key sustainable competitive advantages:

•A unique operating model that places empowered decision-makers alongside our customers and distribution partners.

•A franchise-value distribution model, defined by our meaningful and close business relationships with a group of high-quality distribution partners.

•An ability to develop and integrate sophisticated technology tools that our front-line employees use to inform risk selection, pricing, and claims decisions.

•A commitment to delivering a superior omnichannel customer experience enhanced by people and technology.

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

We believe our AM Best rating most significantly influences our ability to write insurance business. Our independent distribution partners recommend insurance carriers based partly on financial strength ratings to (i) ensure an insurance carrier's ability to pay claims and provide benefits to customers when needed, directly impacting the level of trust a customer has in an insurance carrier and (ii) limit their potential liability for customer error and omission claims. Similarly, many customers consider ratings when purchasing insurance because their loan, mortgage, and other real and personal property security agreements generally require minimum carrier financial strength rating requirements.

These NRSROs also rate our long-term debt creditworthiness and ability to meet our obligations when due. Credit ratings are important factors in our overall funding profile and ability to access certain types of liquidity. Our current senior debt credit ratings are as follows:

NRSRO	Credit Rating	Long-Term Credit Outlook
AM Best	a-	Stable
S&P	BBB	Stable
Moody’s	Baa2	Stable
Fitch	BBB+	Stable

Our S&P, Moody's, and Fitch financial strength and credit ratings influence our ability to advantageously access capital markets more than our AM Best rating.

Segments

We have four reportable segments:

•Standard Commercial Lines, which represented 72% of our 2024 "Total revenues" on our Consolidated Statements of Income and 79% of our 2024 total NPW. We sell our Standard Commercial Lines property and casualty insurance products and services to commercial enterprises, typically businesses, non-profit organizations, and local government agencies, primarily in 35 states and the District of Columbia. Our average 2024 Standard Commercial Lines premium per policyholder was approximately $18,700.

•Standard Personal Lines, which represented 9% of our 2024 "Total revenues" on our Consolidated Statements of Income and 9% of our 2024 total NPW. We sell our Standard Personal Lines property and casualty insurance products and services primarily to individuals in 15 states. Our average 2024 Standard Personal Lines premium per policyholder, excluding flood premium, was approximately $3,700. Standard Personal Lines includes flood insurance coverage sold in all 50 states and the District of Columbia through the Write Your Own ("WYO") program of the National Flood Insurance Program ("NFIP"). We are the fourth-largest WYO carrier based on 2023 direct premiums written ("DPW") reported in the S&P Market Intelligence platform.

•E&S Lines, which represented 10% of our 2024 "Total revenues" on our Consolidated Statements of Income and 12% of our 2024 total NPW. We sell our E&S Lines property and casualty insurance products and services in all 50 states and the District of Columbia. The market for our E&S Lines property and casualty insurance products and services is commercial customers unable to obtain coverage in the standard marketplace, generally because of unusual or high-risk exposures. E&S insurers (i) may write an insurance policy if three separate standard line carriers have declined to write the risk to be insured and (ii) are exempt from many standard market requirements, including form and rate regulation. Our average 2024 E&S lines premium per policyholder was approximately $5,300.

•Investments, which represented 9% (including net realized and unrealized gains and losses) of "Total revenues," invest the (i) premiums our Insurance Subsidiaries collect and (ii) amounts generated through our capital management strategies, including debt and equity securities issuance.

We derive nearly all of our income/loss in three ways:

•Underwriting income/loss from our insurance operations. DPW, gross premiums, NPW, and net premiums earned ("NPE") are used to evaluate underwriting income/loss. DPW are the amounts billed to policyholders for insurance coverage and services. Gross premiums are DPW plus premiums assumed from other insurers and mandatory pools and associations. NPW are calculated by subtracting premiums ceded to reinsurers from gross premiums. NPE is NPW recognized as revenue ratably over a policy’s term. Underwriting income/loss is NPE minus insurance operations-related expenses incurred.

Insurance operations-related expenses fall into three categories on our Consolidated Statements of Income: (i) "Loss and loss expense incurred," which includes losses associated with claims and loss expenses for adjusting claims incurred during a policy's term, net of losses and loss expenses ceded to reinsurers; (ii) "Amortization of deferred policy acquisition costs," which includes expenses related to the successful acquisition of insurance policies, such as commissions to our distribution partners and premium taxes, recognized ratably over a policy's term; and (iii) "Other insurance expenses," which includes acquisition and other insurance-related expenses not otherwise classified as

"Loss and loss expense incurred" or "Amortization of deferred policy acquisition costs" incurred in maintaining policies. These expenses include, but are not limited to, certain labor expenses, depreciation expense, and policyholder dividends.

Total underwriting expenses are the sum of "Amortization of deferred policy acquisition costs" and "Other insurance expenses", offset by "Other income" on our Consolidated Statements of Income. Other income primarily includes installment fees charged to customers paying their premiums in installments.

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

To measure financial performance, we use (i) net income (or loss) available to common stockholders and (ii) a calculation of operating income that does not conform to U.S. generally accepted accounting principles ("non-GAAP"). Non-GAAP operating income differs from net income available to common stockholders by excluding after-tax net realized and unrealized gains and losses on investments. This non-GAAP measure is used as an important financial measure by management, analysts, and investors because the timing of realized and unrealized investment gains and losses on securities in any given period is largely discretionary and including them could distort the analysis of trends.

We use combined ratio as the key performance measure in assessing the underwriting profitability of our insurance operations. The combined ratio is the sum of (i) the loss and loss expense ratio, which is the ratio of net loss and loss expense incurred to NPE, (ii) the expense ratio, which is the ratio of underwriting expenses to NPE, and (iii) the dividend ratio, which is the ratio of policyholder dividends to NPE. A combined ratio under 100% indicates an underwriting profit, and one over 100% indicates an underwriting loss. The combined ratio does not reflect net investment income earned, net realized and unrealized investment gains or losses, federal income taxes, interest expense, or corporate expenses. The loss and loss expense ratio typically has the most significant impact on our combined ratio. Key inputs in our loss and loss expense ratio include catastrophe and non-catastrophe property loss and loss expenses incurred, current year casualty loss and loss expenses, and prior year casualty reserve development.

We use after-tax net investment income earned to measure our investments segment's financial performance. We also assess total return, which we calculate as the ratio of the sum of the following pre-tax components, to average invested assets: (i) net investment income, (ii) net realized and unrealized investment gains or losses (including losses on securities we intend to sell and credit loss expense or benefit) in income, and (iii) unrealized investment gains or losses included in accumulated other comprehensive income or loss. Our investment philosophy includes setting specific risk and return objectives for the fixed income, equity, and alternative investment portfolios and comparing each to a weighted-average benchmark of comparable indices.

Other important measures of our overall financial performance that we consider include return on common equity ("ROE") and non-GAAP operating return on common equity ("non-GAAP operating ROE"). We use this non-GAAP measure for the same reason we use non-GAAP operating income, which is to avoid trend analysis distortion from the timing of investment gains and losses, which are largely discretionary. ROE is calculated by dividing net income available to common stockholders by average common stockholders' equity. Non-GAAP operating ROE is calculated by dividing non-GAAP operating income available to common stockholders by average common stockholders' equity. We evaluate our segments, in part, based on their contribution to non-GAAP operating ROE. We strive to achieve a non-GAAP operating ROE of 12% on average over time. Our non-GAAP operating ROE was 7.1% in 2024 and 14.4% in 2023.

For further details about our 2024 results compared to these performance measures, refer to "Financial Highlights of Results for Years Ended December 31, 2024, 2023, and 2022" in Item 7. "Management's Discussion and Analysis of Financial Condition

and Results of Operations." of this Form 10-K.

Insurance Operations

Overview
Our insurance operations generate revenue selling insurance policies and services for insurance premiums. One-year term policies constitute nearly all of our sales, and our most significant associated cost is our loss and loss expense for insured events covered under these policies.

Loss and loss expense reserves are one of our critical accounting estimates and represent the ultimate amounts we will need to pay for incurred covered claims and related expenses in the future for policies we have sold. Estimating reserves as of any given date is inherently uncertain, requiring estimation techniques and a considerable degree of judgment. We regularly analyze our overall reserve position through internal and external actuarial reserve reviews. For a discussion of our loss reserving process, see "Critical Accounting Policies and Estimates" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." and Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

To protect our capital resources and manage the risks associated with our insured risks, we purchase reinsurance from and enter into other risk transfer agreements with third parties. Our Insurance Subsidiaries also transfer risks and share premiums and losses based on percentages specified in an internal reinsurance pooling agreement. For information on our reinsurance treaties and agreements, see "Reinsurance" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

Products and Services
Our Insurance Subsidiaries sell two broad categories of insurance policies:

•Casualty insurance, which generally covers the financial consequences of (i) third-party bodily injury and/or property damage from an insured's negligent acts, omissions, or legal liabilities, (ii) our obligation to defend our insured(s) for covered claims, and (iii) injuries employees suffer in the course of employment. Casualty claims are long-tailed, and while the majority of these claims are reported within the first few years, they may take many years to fully resolve.

•Property insurance, which generally covers accidental loss to an insured's real property, personal property, and/or property loss-related earnings. Property claims are usually reported and settled in a relatively short period after the date of loss.

The following table shows the principal types of property and casualty insurance policies we underwrite and issue:

Types of Policies	Category of Insurance	Standard Commercial Lines	Standard Personal Lines	E&S Lines
Commercial Property (including Inland Marine)	Property	X		X
Commercial Automobile	Property/Casualty	X		X
General Liability (including Excess Liability/Umbrella)	Casualty	X		X
Workers Compensation	Casualty	X
Businessowners' Policies	Property/Casualty	X
Bonds (Fidelity and Surety)	Casualty	X
Homeowners	Property/Casualty		X
Personal Automobile	Property/Casualty		X
Personal Umbrella	Casualty		X
Flood[1]	Property	X	X
1Most of our flood loss exposure relates to our participation in the NFIP's WYO program, to which we cede 100% of our WYO flood insurance premiums and losses. Our Standard Personal Lines segment results include our WYO policies issued to Standard Personal Lines and Standard Commercial Lines customers.

Product Development and Pricing
Our insurance policies are contracts with our policyholders that specify the losses we cover and the amounts we will pay on a covered claim. We develop our coverages by (i) adopting policy forms created or filed by statistical rating agencies or other third parties, including Verisk Analytic's Insurance Services Office, Inc. ("ISO"), American Association of Insurance Services, Inc. ("AAIS"), and the National Council on Compensation Insurance, Inc. ("NCCI"), (ii) independently creating our policy forms, or (iii) modifying third-party policy forms. In developing products and services, we consider market demands, profitability, competitive research, feedback from our independent distribution partners, and the potential for the product or service to make our customers' commercial or personal endeavors safer.

Our policies insure future covered events, so we do not know an individual policy's actual loss costs when sold and issued. Consequently, we consider many variables when determining policy pricing. Like most property and casualty insurers, our loss data is not sufficiently credible to independently establish the complex loss cost and rating variable structures our products require. We often adopt loss costs and rating structures that statistical rating agencies, such as ISO and NCCI, file with state insurance regulators. We typically modify these loss costs or factors based on actuarial analyses of our credible historical statistical data, factoring in loss trends and other expected impacts. We combine the resulting loss costs with expense and profit provisions to develop premium rates. We sometimes supplement the indicated rates with market information to determine our final filed rates.

We have developed predictive models for many of our Standard Commercial Lines and Standard Personal Lines products. Predictive models analyze historical statistical data about various risk characteristics that drive loss experience. The predictive capabilities of our models depend on the quantity and quality of available statistical data, which we may supplement with other market information, third-party data, and underwriting judgment to refine statistical rating agencies' rating plans or independently develop proprietary rating plans. For our Standard Commercial Lines, we use the output of these models to group existing or potential policies based on expected loss potential. These groupings are inputs in the individual risk underwriting and pricing process. In Standard Personal Lines, we use these models to develop factors in our filed rating plans.

Customers and Customer Markets
We categorize our Standard Commercial Lines customers into five strategic business units ("SBUs"):

	Percentage of Standard Commercial Lines DPW	Description
Contractors	44%	General contractors and trade contractors
Mercantile and Services	26%	Retail, office, lessors risk/property owners, automobile services, and golf courses
Community and Public Services	15%	Public entities, social services, religious institutions, and schools
Manufacturing and Wholesale	14%	Manufacturers, wholesalers, and distributors
Bonds	1%	Fidelity and surety
Total Standard Commercial Lines	100%

We do not categorize Standard Personal Lines or E&S Lines customers into SBUs. No one customer accounts for 10% or more of our insurance operations DPW in the aggregate.

Geographic Markets
We sell our insurance products and services by segment in the following geographic markets:

•Standard Commercial Lines products and services, primarily in 35 states and the District of Columbia.

•Standard Personal Lines products and services, primarily in 15 states in the Eastern, Midwestern, and Southwestern regions of the U.S. Flood insurance, reported in this segment, is sold in all 50 states and the District of Columbia.

•E&S Lines products and services, in all 50 states and the District of Columbia.

In 2024, we began writing Standard Commercial Lines business in Maine, Nevada, Oregon, Washington, and West Virginia. Our geographic expansion in recent years allows us to compete more effectively against national insurers and diversify our portfolio risk. We expect to enter Kansas, Montana, and Wyoming over the next two years. After that, our pace of geographic expansion should moderate as we move closer to our goal of operating our Standard Commercial Lines business with a near national footprint.

We manage and support our business from offices in (i) Branchville, New Jersey, our corporate headquarters; (ii) Farmington, Connecticut, the principal office for investment operations; (iii) Hartford, Connecticut, used by our information technology ("IT") department and several other corporate functions; (iv) Richmond, Virginia, the location of our underwriting and claims service center; and (v) six regional branches, with the locations listed in the following table:

Region	Office Location
Heartland	Indianapolis, Indiana
New Jersey	Hamilton, New Jersey
Northeast	Branchville, New Jersey
Mid-Atlantic	Allentown, Pennsylvania, and Hunt Valley, Maryland
Southern	Charlotte, North Carolina
West	Scottsdale, Arizona

Our E&S Lines have offices in Scottsdale, Arizona, and Dresher, Pennsylvania. Our Flood business has offices in Branchville, New Jersey, and Miami, Florida. Our Staff Counsel operation, which uses employee-lawyers to defend our policyholders, has twelve leased offices primarily located in the Eastern region of the U.S.

Distribution Channel
The property and casualty insurance market is regulated and highly competitive, with fragmented market share, particularly in standard commercial lines and E&S lines. The market has three main distribution methods: (i) sales through appointed independent insurance agents and wholesale brokers; (ii) direct sales to personal and commercial customers, including Internet-based digital platforms; and (iii) sales through captive insurance agents employed by or contracted to sell exclusively for one insurer.

By segment, we use the following types of independent distribution partners to sell our insurance products and services:

•Standard Commercial Lines: Independent retail agents;
•Standard Personal Lines: Independent retail agents; and
•E&S Lines: Wholesale general agents.

We seek to compensate our distribution partners fairly and consistently with market practices, generally paying commissions calculated as a percentage of DPW, with supplemental amounts paid based on profitability and premium growth. No one independent distribution partner is responsible for 10% or more of our insurance operations' premium.

Independent Retail Agents and Standard Lines
A 2024 Independent Insurance Agents & Brokers of America study estimated there are 39,000 independent property/casualty insurance agents and brokers in the U.S., down 3% from its 2022 study. We expect that independent retail insurance agents – representing most of our distribution partners – will remain a significant force in overall insurance industry premium production. Their business model, representing multiple insurance carriers, gives customers a broader choice of insurance products, more competitive pricing, and individualized risk-based consultation.

Approximately 1,640 distribution partners sell our standard lines products and services through approximately 2,840 office locations. About 850 of these distribution partners sell our Standard Personal Lines products. Approximately 6,420 distribution partners sell our flood insurance products.

Wholesale General Agents and E&S Lines
We have approximately 80 wholesale general agents, with an aggregated 270 office locations, selling our E&S Lines business. We have granted these wholesale general agents limited binding authority for risks meeting our prescribed underwriting and pricing guidelines. They refer risks ineligible for binding authority to our underwriters.

Marketing
Our primary marketing strategy is to:

•Use a locally-based, empowered field underwriting model for Standard Commercial Lines, placing decision-makers and resources near our customers and distribution partners. For further discussion on this model, see the "Technology, Innovation, and Operating Model" section below.

•Deploy a distribution model that allows the principals and producers of our high-quality independent insurance agencies to realize the substantial franchise value of our appointment and their right to sell our Insurance Subsidiaries' products and services. To further enhance value and help our distribution partners succeed and grow profitably, we establish meaningful and close business relationships with them by (i) soliciting, gathering, and acting on feedback from them and our mutual customers, including about our products and services and brand, (ii) familiarizing them with our new product offerings, and (iii) providing professional education and development programs focused on producer recruitment, sales training, agency perpetuation, customer experience enhancement, online marketing, and distribution operations.

•Develop and carefully monitor annual goals with each distribution partner on (i) the types and mix of risks they place with us, (ii) new business and renewal retention expectations and pricing, and (iii) the profitability of the business they place with us.

•Leverage people and technology to enhance brand recognition and provide meaningful customer engagement through a data-driven omnichannel marketing strategy focused on delivering a superior customer experience. We expect this integrated marketing and customer engagement approach will position us as an industry leader and (i) afford us a dynamic view of the changing marketplace and customer expectations, (ii) provide us insight into unique value-added products and services that could have the greatest impact on each customer, and (iii) help drive brand health and perception leading to increased retention and business acquisition.

Technology, Innovation, and Operating Model
We continue to evolve our technology and operating model, focusing on innovation and providing our customers and distribution partners with a superior omnichannel experience and "around-the-clock" digital access to account information and transactional capabilities. While many insurers offer digital customer solutions for personal lines, we strive to be a digital and customer experience leader in all three of our insurance operations segments.

Technology
We leverage technology in our business and invest significantly in IT platforms, integrated systems, and cloud-based solutions. We use traditional artificial intelligence ("AI") methods, such as machine learning, to increase organizational efficiency and speed of decision-making, enabling us to reallocate resources to high-value-driven initiatives. We are increasingly leveraging general-purpose and industry-trained generative AI solutions that use large language models to improve internal process efficiency and effectiveness.

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

•Our underwriters with advanced underwriting and pricing tools and predictive models that provide guidance and automatically retrieve relevant public information on existing and potential policyholders, allowing for better and quicker decisions and enhanced profitability and premium growth; and

•Our claims adjusters with predictive tools to identify specific claims likely to experience escalating losses, fraud, subrogation opportunities, or litigation.

Our digital strategy provides our Standard Commercial Lines and Standard Personal Lines customers with a mobile application and a self-service portal branded MySelective. Our award-winning mobile application continues to satisfy users, achieving a rating of 4.7 out of 5 stars on the Apple App Store. As of December 31, 2024, 54% of our customers registered for MySelective. MySelective gives policyholders on-demand self-service access to account information, electronic bill payment, claims reporting, and an all-in-one risk management center. We continue to provide customers with additional digital value-added services, such as timely messaging about vehicle and product recalls, adverse weather, and claim status.

Our primary technology operations are in Branchville, New Jersey, Hartford, Connecticut, and Charlotte, North Carolina. We have agreements with multiple consulting, IT, and supplemental staffing service providers to augment our internal resources. These providers supply approximately 56% of our skilled technology capacity, with 76% of their resources located overseas. We retain management oversight of all projects and ongoing IT production operations. We have procedures to manage an efficient transition to new technology vendors without significantly impacting our operations if we terminate any current service provider.

Innovation
We have a dedicated innovation team under our Chief Marketing and Innovation Officer to maintain our culture of innovation and long-term value proposition to our customers and distribution partners. This team applies proven innovation techniques and methods to identify, prioritize, and advance strategic ideas and opportunities. This team also monitors critical industry and insurance technology trends that impact our customers, distribution partners, and employees. By establishing this team, we have expanded our innovation culture through employee training and skill-building while also facilitating departmental and cross-functional strategy and innovation sessions.

Operating Model
We believe our unique operating model is a competitive advantage. To support and build better and stronger relationships with our independent distribution partners, our Standard Commercial Lines underwriting and risk management personnel are located in the geographic territories they serve. Additionally, our claims operation is organized regionally by specialty, with local personnel managing our customer, claimant, and distribution partner relationships. In addition, our personnel are provided with sophisticated tools and technologies to inform underwriting, pricing, risk management, and claims decisions.

Underwriting Process
Our underwriting process by segment is as follows:

•Standard Commercial Lines: Our Standard Commercial Lines corporate underwriting department oversees our underwriting philosophy and guidelines for each market size, SBU, and line of business. Through formal letters of authority, our Chief Underwriting Officer ("CUO") delegates underwriting authority after assessing an underwriter's job grade and their segment and line of business expertise. Our regional and corporate underwriting teams coordinate with our Actuarial Department to determine adequate pricing levels for all Standard Commercial Lines products.

Under the CUO's delegated authorities, our regional underwriting operations make most individual policyholder underwriting and pricing decisions. New business is underwritten by Agency Management Specialists ("AMSs"), Production Underwriters, Small Business Teams, and Large Account Underwriters. Renewal business is primarily handled in each region with support from our underwriting and claims service center ("USC"). The regions assign AMSs, Production Underwriters, and underwriters to specific distribution partners and the USC assigns underwriters to support specific distribution partners within the USC.

Our operating model also focuses on improving insured risk management programs, loss experience, and retention, including:

•Risk evaluation and virtual and on-site improvement surveys that evaluate potential exposures and provide solutions for mitigation;

•Internet-based risk management educational resources, including an extensive library of coverage-specific safety materials, videos, and online courses, such as defensive driving and employee educational safety courses;

•Thermographic infrared surveys that identify potential electrical hazards; and

•Occupational Safety and Health Administration construction and general industry certification training.

We have 100 Risk Management Specialists in the field supporting our policyholders locally. These specialists regularly interact with current and prospective customers. Their risk management enhancement and best practice recommendations reduce our customers' exposure to property, liability, and workers compensation risks. Their account-specific analyses let our underwriters better understand our customers' exposures, enhancing our new business and renewal underwriting decisions.

Our risk management initiatives include proactively providing policyholders with notifications and alerts, identifying risks, mitigating potential loss occurrences, and providing tools and technologies that improve safety and reduce losses. Examples include:

•Vehicle recall notifications to our policyholders and distribution partners;

•Advance notices to prepare for severe weather conditions, including guides on structural improvements, roof and drainage maintenance, and measures to prevent clogged or frozen plumbing and sprinkler systems;

•Food and product recall notifications to policyholders in food manufacturing, distribution, and preparation; and

•Digital customer self-assessments of workplace hazards, with best practice recommendations tailored to the customer's specific risks.

In 2024, we launched a Risk Management Center ("RMC") to digitally scale our risk management expertise across our Standard Commercial Lines book of business. The RMC offers our Standard Commercial Lines customers seamless, on-demand access to a curated selection of self-service risk management resources. These resources address facets of customers' businesses aligned with the specific insurance coverages we provide them.

In addition, we continued to modernize and expand capabilities of our new Standard Commercial Lines agency interface platform designed to streamline new small business policy quoting and issuance. Writing small business, which we define as lower hazard risks with policy premiums less than $25,000 in specific industry classes, is a core part of our strategy. In recent years, the small business market has become more competitive, with more carriers using technology dedicated to new business generation. We continue to focus on (i) improving small business writing ease and speed for our distribution partners and (ii) offering a best-in-class small business customer experience.

We added additional business capabilities within Standard Commercial Lines small business, such as:

•Introducing small business eligibility to new lines of businesses;

•Streamlining quoting capabilities through data prefill functionality;

•Enhancing our rating platform's user experience by reducing the amount of required information before quote generation;

•Improving in-platform user experience to optimize new small business growth and straight-through processing with our distribution partners, which is agency-issued business that needs no underwriter involvement; and

•Integrating with comparative rating tools for specific lines of business in Standard Commercial Lines.

Standard Personal Lines: Our Standard Personal Lines underwriting operations are centralized and highly automated. Most new and renewal business is underwritten and priced through an automated system using our filed rates and rules. Exceptions to our internal underwriting guidelines are approved under the direction of our Standard Personal Lines CUO. We are actively repositioning our Standard Personal Lines business for the mass affluent market, where we believe our strong coverage and servicing capabilities make us more competitive. We have multiple initiatives to improve this segment's overall results, including increasing overall rate levels, further refining our pricing factors, and introducing increased risk-sharing through homeowners' policy terms and conditions.

•E&S Lines: Our E&S Relationship and Underwriting Managers promote our products to wholesale general agents, train on underwriting guidelines and automation, and gather market insight. Our wholesale general agents handle new and renewal business within established guidelines, with exceptions or declinations reviewed by our small commercial E&S underwriters based on individual account risk characteristics. Middle market accounts exceed our wholesale general agents' authority and are submitted to our E&S commercial underwriters, who may supplement the information provided with third-party data and business judgment to make their underwriting and pricing decisions.

Our E&S Lines automated small business rate, quote, bind, and issue system reduces manual touchpoints throughout the policy lifecycle and allows our underwriting teams and agents to cost-effectively and efficiently grow their business. Underwriting rules embedded in the system qualify the submissions within an agent’s authority and route accounts requiring additional review directly to an underwriter.

Our continued investment in product, operational, and technological enhancements enable and support growth in our small-commercial and middle-market business. Throughout 2024, we (i) focused on process efficiency, additional robotic processing automation, and implementing automated submission intake, (ii) launched our in-house inspection process that was previously managed by our agents, and (iii) initiated product development efforts in specialty construction and inland marine.

Our independent distribution partners designate Standard Commercial Lines and Standard Personal Lines accounts for our USC to service. All USC employees are licensed agents who respond to policyholder inquiries about insurance coverage, billing transactions, and other matters. For the convenience of using the USC, our distribution partners agree to receive a slightly lower-than-standard commission on the associated premium. As of December 31, 2024, our USC was servicing NPW of about $118 million, representing 3% of our total NPW.

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

•Claims agency executives and managers responsible for (i) enhancing the relationship among our policyholders, distribution partners, and claims operation and (ii) providing a single point-of-contact for our large account customers and distribution partners. They work with our regional underwriters to deliver appropriate claims service, communicate trends, and discuss results and client services;

•Cost-effective delivery of claims services and control of loss and loss expense. Dedicated adjusters manage our high volume, low severity automobile and property claims, leveraging virtual adjusting tools that provide prompt and efficient service to our customers; and

•Timely and adequate claims reserving and resolution.

We have been executing a multi-year claims system modernization and process transformation strategy to (i) provide our adjusters with increased quality, real-time data, enabling quicker decisions, (ii) better monitor our adjusting team's workflows, (iii) optimize processes, and (iv) deliver an exceptional customer experience. This strategy also ensures each line of business has an efficient workflow tied to each file's complexity. We expect to (i) reduce cycle times and claims adjudication costs and (ii) improve insured and distribution partner customer service. The modernized system will enable expedited low-touch or no-touch claims processing, depending on the type and severity of the exposure. Our claims adjusters will be able to provide improved visibility and transparency throughout the life cycle of a claim file to our insureds, claimants, and distribution partners.

In 2024, we integrated our claims system with key third-party vendors to (i) enable texting capabilities with claimants and (ii) streamline management of replacement rental vehicles and auto physical damage evaluation and repair estimates. Consequently, our adjusters work in fewer systems, increasing their efficiency, and improving the overall customer experience. We also (i) introduced a digital payment solution allowing direct fund transfer to insureds, claimants, and vendors and (ii) increased our payment functionality to allow digital payments to single, multi-party, lien holder, and mortgage payees. These changes reduce paper check printing and mailing expenses and allow for quicker receipt of claim payments by claimants.

In early 2025, we launched the new, modernized claims system in our commercial and personal automobile line of businesses and will launch our general liability and commercial property lines of business later in 2025. Throughout 2025, we intend to continue integrating our claims system with key third-party vendors to (i) provide state-specific regulatory and compliance claims handling requirements to adjusters, (ii) offer medical canvas, record retrieval, and investigative management tools, (iii) implement an intelligent document processing tool used to index, categorize, and upload claims documents automatically for adjusters, (iv) enhance the functionality of our digital payment solution to attach documents to digital payments, and (v) enhance the First Notice of Loss process. Consequently, these improvements will increase our adjusters' efficiency and enhance overall customer experience through quicker decisions and response times, ensuring an appropriately-skilled adjuster is assigned to each claim based on the skills needed to handle the loss.

Our Special Investigations Unit ("SIU") supports all insurance operations by investigating potential insurance fraud and abuse. The SIU work is governed by applicable law and direction from regulatory bodies and non-profit organizations dedicated to combating and preventing insurance crime. The SIU adheres to uniform internal procedures to improve detection and act on potentially fraudulent claims. We have developed a proprietary SIU fraud detection model that identifies potential fraud cases early in a claim's life. We report SIU findings to the proper authorities per our legal obligations.

Insurance Operations Competition
We face substantial competition in the insurance marketplace from public, private, and mutual insurance companies with varying levels of brand recognition, scale and operational efficiency, capital bases, book of business diversification, and cost of capital. Like us, many competitors rely on independent partners to distribute their products and services. Other insurance carriers employ their agents, who represent only them, or use a combination of distribution partners, captive agents, and direct marketing.

The property and casualty insurance market is highly competitive in our insurance segments, with market share fragmented among many companies, particularly in Standard Commercial Lines and E&S Lines. We compete primarily with regional and national insurers on coverage terms, claims service, customer experience, risk management services, ease of technology use, price, value-added services, and financial strength ratings. We also face increased competition from established direct-to-consumer insurers, existing competitors, and new entrants.

Investments Segment

Our Investments Segment's objectives are to maximize the economic value of our investment portfolio by achieving stable, risk-adjusted after-tax net investment income and generate long-term growth in book value per share, considering prevailing market conditions, our enterprise risk tolerances, and other risk implications. We aim to accomplish this by:

•Maximizing the portfolio's overall total return by investing (i) the premiums from our insurance operations and (ii) amounts generated through our capital management strategies, including debt and equity security issuances, and

•Maintaining (i) a well-diversified portfolio across issuers, sectors, and asset classes and (ii) a high credit quality fixed income securities portfolio with a duration and maturity profile at an acceptable risk level that provides ample liquidity. Our fixed income securities primarily include corporate, asset-backed and mortgage-backed securities, and state and local municipal obligations. We also invest in public equity securities, commercial mortgage loans, short-term investments, alternative investments, and other investments. Alternative investments primarily include limited partnership investments in private equity, private credit, and real estate strategies. Other investments include Federal Home Loan Bank ("FHLB") stock and tax credit investments.

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

Regulation

Primary Oversight by the States in Which We Operate
State law primarily regulates insurance and insurer taxation because of the U.S. Congress's delegation in the McCarran-Ferguson Act. The primary public policy behind insurance regulation is protecting policyholders and claimants over all other constituencies, including shareholders. Property and casualty insurance activities regulated by the states include the following:

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

•Protection of policyholders, claimants, and shareholders: Oversight of matters related to our ownership of the Insurance Subsidiaries, including registration of insurance holding company systems in states where we have domiciled insurance subsidiaries, reporting about intra-holding company system developments, self-assessment of current and future risks, including cybersecurity and climate change, and required pre-approval of certain transactions that may materially affect the operations, management, or financial condition of the insurers, including dividends and change in control.

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

The NAIC's various financial monitoring tools are generally predicated on NAIC model laws and regulations that have been enacted or adopted by regulators in states in which our Insurance Subsidiaries are organized. The following are among the most material to the operations:

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

•Risk-Based Capital ("RBC"). RBC is measured by four major property and casualty insurance risks: (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk. Regulators increase their scrutiny, up to and including intervention, as an insurer's total adjusted capital declines below the NAIC-required capital level. Based on our 2024 statutory financial statements prepared in accordance with SAP, all our Insurance Subsidiaries had total adjusted capital substantially exceeding the regulatory action levels defined by the NAIC.

•Group Capital Calculation ("GCC"). The GCC expands the existing RBC calculation to include (i) capital requirements for other regulated entities in the group and (ii) defined capital calculations for other group entities that are unregulated. The calculation provides state insurance regulators with additional analytical information for assessing group risks and capital adequacy, complementing the existing holding company disclosures and analyses. Based on our 2024 statutory financial statements prepared in accordance with SAP, our GCC ratio exceeded the regulatory action minimum threshold.

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

•Own Risk and Solvency Assessment ("ORSA"). ORSA requires an insurer to maintain a framework for identifying, assessing, monitoring, managing, and reporting "material and relevant risks" associated with the insurers' (or insurance groups') current and future business plans. ORSA, adopted by the state domicile insurance regulators of our Insurance Subsidiaries, requires an insurer to file an annual internal assessment of the adequacy of its risk management framework and current and projected future solvency position. For more information on our internal process of assessing our significant risks, refer to the "Corporate Governance, Sustainability, and Social Responsibility" section below.

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
•The NFIP, overseen by the Mitigation Division of the Federal Emergency Management Agency;
•The Medicare, Medicaid, and SCHIP Extension Act of 2007, which subjects our workers compensation business to Mandatory Medicare Secondary Payer Reporting;
•The economic and trade sanctions of the Office of Foreign Assets Control;
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

The FIO, consistent with its authority under the Dodd-Frank Act (i) negotiated a covered agreement with the European Union that, among other things, impacted reinsurance collateral requirements for foreign reinsurers and (ii) has been gathering insurance market data.

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

Board Oversight
Oversight and guidance are our Board's primary functions. The Board and its committees ("Board Committees") oversee our business performance and the management team ("Management"). The Board reviews and discusses Management reports about our performance, strategy, risks, and significant issues. Twelve of thirteen Board members are independent.

Our Board oversees our Enterprise Risk Management ("ERM") process, and all Board Committees oversee risks specific to their areas of supervision and report their activities and findings to the entire Board. The Board's Risk Committee oversees our ERM framework and practices and assists the Board in overseeing our operational activities and identifying and reviewing related risks.

Management and Operating Committees
Our Chief Executive Officer (“CEO”) directs the implementation of our business strategy. Management regularly reports to the Board on significant events, issues, and risks that may materially affect our business or financial performance. A description of each Management committee and our ERM function follows:

•Management Investment Committee - Responsible for (i) setting and implementing the investment objectives and asset allocation, (ii) approving and overseeing compliance with investment policies, (iii) selecting qualified external investment managers and advisors, and (iv) monitoring performance, transactions, and specific risk metrics. Our investment team and external investment managers execute our investment strategy and objectives. The MIC meets quarterly and more often as needed, and reports quarterly to the Board's Finance and Investment Committee.

•Underwriting Committee - Responsible for (i) establishing and reviewing authority levels of the CUOs and (ii) reviewing and making decisions on any underwriting transaction and/or action outside the CUO's authority. The Underwriting Committee oversees the underwriting authority distribution process across our insurance operations. This committee meets as appropriate and evaluates various information related to specific accounts presented, including underwriting, risk management, claims, and market considerations, as well as projected catastrophe modeling metrics when considering a large property account. Annually, the Board's Risk Committee receives quality assurance reports focused on underwriting guidelines and authority.

•Enterprise Project Management Office ("EPMO") - Responsible for overseeing large-scale projects. Our EPMO framework uses a consistent methodology to review the return on investment for each major capital expenditure, like a significant IT system. Projects above a certain dollar threshold require Board approval. The EPMO includes senior management representatives from all primary business and corporate areas. It meets regularly to review all significant initiatives and receives status reports on other projects. The EPMO is an important factor in the success of our business strategy and technology implementations. The EPMO meets on a regular basis during the year.

•Large Claims Committee - Reviews and approves all claim loss or loss reserves or payments above the Chief Claims Officer's authority. Claims that (i) have or are likely to exceed a reinsurance policy coverage limit, (ii) have bad faith exposure of $15 million or more, (iii) are likely to generate significant news interest or negative publicity, or (iv) potentially create a significant legal precedent on an insurance coverage issue are reported to the Board's Audit Committee. The Large Claims Committee meets as needed.

•Reserve Committee - Responsible for monitoring loss and loss expense reserve levels and taking management actions on financial recording of reserves. The Reserve Committee reports reserve indications and actions to the Board and its Audit Committee. In addition, key reserve metrics are reported to the ERC and the Board's Risk Committee. The Reserve Committee meets quarterly and as needed.

•Executive Risk Committee - Responsible for the holistic evaluation and supervision of our risk profile and determining future risk management actions supporting our overall risk profile. The ERC provides management oversight of our ERM function. To analyze and manage specific major risks, the ERC relies on several management committees. The ERC meets quarterly, and as needed, to review and discuss various topics and the interrelation of our significant risks, including capital modeling results, capital adequacy, risk metrics, emerging risks, and sensitivity analysis. The Board's Risk Committee receives quarterly reports on enterprise and emerging risks.

•Disclosure Committee - Responsible for establishing and implementing procedures to ensure compliance with Regulation FD and other applicable securities laws. This committee meets quarterly and as needed, and reports quarterly to the Board's Audit Committee.

•Market Security Committee - Responsible for reinsurance purchase decisions, reinsurer counterparty risk assessment, approval of individual reinsurers' placement on our treaties, and catastrophe risk monitoring. The MSC is comprised of executives and senior leaders with diverse financial and underwriting expertise. It meets semiannually, before each major treaty renewal and as needed, and updates the Board's Risk Committee at least semiannually on reinsurance purchases, market trends, and changes in treaty structure and terms and conditions. For any reinsurance-related catastrophe bond issuance, the Board’s Finance and Investments Committee reviews and approves any related security offerings.

ERM Function
The ERM unit identifies, measures, monitors, and reports key and aggregated enterprise-wide risks to the ERC and the Board and its Risk Committee. The ERM unit works with other functional areas to develop appropriate responses to identified risks and support the successful execution of our business strategy.

We rely on quantitative and qualitative tools to identify, prioritize, and manage our major risks, including proprietary and third-party computer modeling and other analyses. When appropriate, we engage subject matter experts, such as external actuaries, third-party risk modeling firms, and IT and cybersecurity consultants. Our Insurance Subsidiaries submit an annual ORSA summary report to their domiciliary state insurance regulators. ORSA includes an internal prospective solvency assessment developed by the Chief Risk Officer ("CRO"), in coordination with the ERC, that our Board reviews.

We categorize our major risks into five broad categories:

•Asset risk, stemming primarily from our investment portfolio, reinsurance recoverables, and other receivables including credit and market risk;

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

•Other risks, which include a broad range of operational risks, many difficult to quantify, like talent/human capital; market conditions; economic, legal, regulatory, reputational, and strategic risks; and the risks of fraud, human failure, modeling, inadequate business continuity plans, and failure of controls or systems, including over cybersecurity risk; and

•Emerging risks, which include risks in any category that are new, known, but evolving rapidly, or increasing substantially compared to historical levels. For example, we consider emerging risks to include (i) heightened levels of economic and social inflation, (ii) the enactment of reviver statutes for abuse victims, (iii) climate change, (iv) the increased threat of cyber incidents, and (v) the increased use of artificial intelligence.

The table below maps our management and operating committees to their responsibilities for our five major risks.

Major Risk Category	MIC	Underwriting Committee	EPMO	Large Claims Committee	Reserve Committee	ERC	Disclosure Committee	MSC
Asset Risk	X					X		X
Underwriting Risk		X		X	X	X		X
Liquidity Risk	X					X		X
Other Risks			X	X		X	X
Emerging Risks						X

Our risk governance structure facilitates effective risk conversations across all levels and disciplines of the organization and promotes strong risk management practices. However, all our strategies and controls have inherent limitations. We cannot be certain an event or series of unanticipated events will (i) occur or not occur and generate losses greater than we expect and (ii) have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. An investor should carefully consider the risks and all other information in Item 1A. "Risk Factors.," Item 7A. "Quantitative and Qualitative Disclosures About Market Risk.," and Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Sustainability and Social Responsibility
We integrate sustainability principles into our business and partner with key stakeholders to develop solutions that enhance resilience, well-being, and customer service. Focus areas include (i) developing our human capital to create a highly engaged and diverse team of employees and leaders who will guide us into the future, (ii) understanding and attempting to mitigate the environmental impact climate change has or could have on our business and operations, and (iii) providing customers with empathetic claims service and risk mitigation solutions.

Human Capital
We recognize that developing and protecting our human capital and providing a beneficial employee experience complements and contributes to superior, longer-term financial performance. We are committed to maintaining a safe and inclusive workplace for our approximately 2,800 employees. In 2024, we were (i) designated as a Great Place to Work CertifiedTM organization for the fifth consecutive year and (ii) recognized by Forbes as one of "America's Best Mid-Size Employers" for the fourth time.

Physical, Social, and Financial Well-Being of our Employees
We invest significantly in our employees' physical, social, and financial well-being, which is essential to attracting and retaining the best talent. We are committed to paying competitively, regularly analyzing compensation and taking appropriate action to ensure internal equity and external market alignment. We offer competitive financial benefit programs to support the fiscal well-being of our employees and their families. Among our offerings are a 401(k) plan with non-elective and employer matching contributions, an employee stock purchase plan with discounted pricing, and tuition reimbursement and student loan repayment programs. Most employees are eligible to participate in our annual cash incentive program, funded and paid based on their performance and our achievement of established financial and strategic objectives. Employees of certain levels also are eligible to participate in our long-term stock-based incentive compensation programs. We also offer competitive and convenient health and wellness programs. To support our employees' social and emotional well-being, we encourage connections with their colleagues and communities through various programs, such as paid time off for volunteering, matching charitable donations, employee engagement events, employee resource and affinity groups, and unique programming to meet employee needs.

Talent Development and Employee Retention
We invest significant time and resources in (i) training and development so our employees can fulfill their professional potential and have rewarding careers and (ii) efforts to retain our best talent and foster a positive work-life balance. We are committed to ongoing employee learning, personal growth, and continuous improvement. Our employees have access to a wide range of resources, including live instructor-led and online skills training courses. We also have leadership and talent development programs and initiatives for all levels of the organization. Examples include our (i) Next Generation of Leaders program, which identifies early- and mid-career management opportunities for focused development and future senior leadership preparation, (ii) RISE (Retain Include Support Engage) program, an accelerated professional development program for individual contributors interested in first-level management positions, (iii) Accelerate program, which provides training for new managers on leadership skills and techniques, and (iv) our Ignite Internship and Momentum Trainee programs, which are early career programs that help develop our future talent pipeline.

Of our 2,800 employees at December 31, 2024, 1,300 were home-based; 810 were in our regional offices; and the remainder were in our corporate office. Our Flexible Work Location Policy requires most office-based non-management employees to be in their assigned office 40% of the time. Our 2024 employee turnover rate was approximately 10%, compared to approximately 11% in 2023. Employees with over 20 years of service represented approximately 14% of our workforce.

Engagement and Inclusion
Building a highly engaged team is a core strategic imperative. We employ strategies to create an inclusive workplace culture and attract and retain employees through recruiting, onboarding, training, promotion practices, professional development, engagement surveys, retention interviews, employee resource groups, and competitive compensation and benefits. Collaboration among employees with diverse backgrounds fosters innovation, improving operational performance, product development, customer experience, market opportunities, and profitability. We are committed to initiatives that promote inclusion regardless of ethnicity, race, religion, age, veteran status, sexual orientation, gender identity, disability and socio-economic background. We require training on engagement, inclusive leadership, and psychological safety for officers, managers, and supervisors. These efforts aim to boost engagement and create a workplace where everyone feels valued and empowered. At the Board level, the CGNC manages a robust process to recruit new directors with diverse backgrounds, skills, and experiences.

As of December 31, 2024, women represented (i) 57% of our non-officer workforce, down one point from prior year, and (ii) 36% of our officer workforce, up one point from the year before. Our officer and non-officer ethnic diversity is consistent with the national average for financial services. Approximately 76% of our workforce was White at year-end 2024, compared to 77% at year-end 2023, and 24% were a combination of Black, Latin, Asian, and all other ethnicities combined at year-end 2024, compared to 23% at year-end 2023.

Environmental
Our Insurance Subsidiaries protect thousands of individuals and businesses against the financial impact of covered losses, including from catastrophic events. Climate change increases the unpredictability of weather-related loss frequency and severity, posing a long-term risk to our customers’ businesses and lives – and our profitability. We aim to mitigate climate change impact by (i) prudently overseeing and managing catastrophe risk exposure, (ii) providing our customers responsive claims handling, risk management services, and proactive weather alerts, (iii) preparing for the continuing transition to clean energy, and (iv) reducing our carbon footprint. Understanding and helping mitigate climate change perils for our business and customers is core to our operations and strategy. We believe these efforts (i) demonstrate responsible corporate action to mitigate climate change impact and (ii) will contribute to sustained superior financial and operating performance over time that will reward our shareholders.

The ERC identified climate change as a "high" level emerging risk and management reviews it at least quarterly with the Risk Committee of the Board. The ERM unit, the ERC, and Management stay informed on key climate change risk developments through industry publications, webinars, conferences, and regular engagement with outside sources, such as our reinsurance brokers, investment managers, trade associations, lawyers, and consultants.

Our ERM function is responsible for measuring, assessing, and monitoring the mitigation of climate change physical and transition risks. Physical risks arise from the changing frequency, severity, and characteristics of acute events, like severe convective storms, hurricanes, floods, and wildfires. These risks can directly affect our underwriting results, the long-term viability of specific business lines we write, and our investment portfolio. Transition risks arise as the world progresses towards a low-carbon economy, driven by (i) government policy and regulation, (ii) advances in low-carbon technology, and (ii) shifting societal preferences and public sentiment.

Due to our business risk profile and geographic concentration in the Northeast and Mid-Atlantic states, hurricane peril is our most significant natural catastrophe exposure, driving the "tail" of our modeled catastrophe loss distribution. This risk has influenced our decision to diversify our underwriting portfolio geographically and set rigorous coastal property exposure guidelines. We seek to manage our exposure to other non-hurricane perils, such as severe convective storms, winter storms, flooding, and wildfires. We do not write crop insurance, have minimal exposure to private flood, and have a limited percentage of our geographic exposures in the Western U.S., all limiting our exposures to other weather-related perils, such as droughts, wildfires, and flooding. We monitor our investment exposure to carbon-intensive industries to measure our vulnerability to climate-related risks involved with the transition to a low-carbon economy.

The ERM unit evaluates our catastrophe risk exposure relative to our established tolerances. This evaluation incorporates the results of third-party vendor models and proprietary analysis of exposure to hurricanes and other perils on a gross and net basis. For quantitative information on the modeled results of our underwriting property portfolio by peril, refer to the "Reinsurance" section in "Results of Operations and Related Information by Segment" of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Managing Climate-related Risks
For information about our risks associated with climate change, refer to risks identified with the symbol "" in Item 1A. "Risk Factors." of this Form 10-K.

Insurance Operations
In managing our insurance operations' physical climate-related risks, we model our property portfolio for (i) hurricanes, winter storms, wildfires, and other wind events semiannually in July and January and (ii) earthquakes, a significantly lower exposure for our portfolio than hurricanes and other wind events, annually in July. For some time, we have not underwritten specific environmentally-hazardous risks related to production from coal mines, thermal coal plants, or oil sands extraction because they are outside our underwriting appetite.

Our underwriting controls employ authority levels for large individual property risks and large property accounts that could create or exacerbate a property aggregation issue. Any individual location exceeding the CUO's property limit authority must be approved by the Underwriting Committee, comprised of the Standard Lines Chief Operating Officer, Chief Financial Officer, Standard Commercial Lines CUO, Executive Vice President of E&S Lines, and CRO. When considering large property accounts, the Underwriting Committee typically (i) reviews an evaluation of property aggregations in the particular county and state and projections of marginal impact on our aggregate modeled losses, assuming we wrote the risk and (ii) discusses our catastrophe risk aggregation appetite and the appropriate pricing for taking the increased risk aggregation.

We believe that we have created an effective control environment for managing gross natural catastrophe risk exposure by (i) setting overall portfolio growth expectations, (ii) monitoring actual results and property aggregations, (iii) having appropriate underwriting authority controls around our largest accounts, and (iv) consistently focusing on appropriate pricing of catastrophe risk.

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

Property insurance presents the primary climate-related risk in insurance operations. However, we have potential climate-related claims under liability policies, such as directors’ and officers’ ("D&O") liability insurance policies. We monitor these liability risks, but we partially mitigate our liability-related climate exposure through our (i) D&O appetite selection, which includes no public companies or financial institutions, (ii) focus on writing business with small regional footprints and avoiding environmentally-hazardous risks, and (iii) reinsurance, which covers claims in excess of our $2 million casualty reinsurance retention.

Investments
We incorporate sustainability considerations into our robust investment due diligence processes. To establish appropriate sustainability investment governance, we maintain (i) a well-diversified portfolio across issuers, sectors, and asset classes and (ii) a high credit quality fixed income securities portfolio with a duration and maturity profile at an acceptable risk level that provides ample liquidity. In addition, we work with our third-party investment managers to ensure they incorporate sustainability guidelines and protocols into their investment process for our mandates. Our investment strategy considers climate change risk by prohibiting any new direct equity or debt investments in thermal coal enterprises, including those generating 30% or more of their (i) revenue from the ownership, exploration, mining, or refining of thermal coal, or (ii) electricity generation from thermal coal. We believe that as the world transitions to a low-carbon economy, the value of these assets could be at greater risk.

Other
In addition to mitigating insurance operations and investment risk, we:

•Have robust plans to ensure operational continuity if we suffer unforeseen or catastrophic events. We have business continuity plans for our key data processing facility (Disaster Recovery Plan), the leadership team (Executive Crisis Management Plan), and significant operational areas. We review, update, and test these plans at least annually. Our tests include "tabletop" exercises and planned hands-on tests.

•Track our Scope 1 and Scope 2 greenhouse gas ("GHG") emissions, which are low relative to entities in other industries because we are an insurance holding company. Our Scope 1 emissions include consumption of natural gas, diesel, refrigerant, and the fuel employees use for work travel in company cars, and our Scope 2 emissions comprise our electricity usage.

•Built ground-mount and garage-canopy solar photovoltaic facilities at our corporate headquarters. The facilities generated approximately 4.5 million kWh of electricity in 2024. We sell the related solar renewable energy credits to others, so our renewable energy production contributes to a cleaner world but does not reduce our GHG emissions.

Ongoing Initiatives
We plan to continue reducing our carbon emissions relative to our revenues over the long term. We develop initiatives that we expect will reduce GHG emissions over time. Some include:

•Upgrades to our corporate headquarters building management system, which should reduce heating and cooling natural gas consumption;
•Making efforts to transition our company cars from gasoline to hybrid vehicles; and
•Migrating our information technology systems from our corporate headquarters' data center to the cloud.

We have also implemented several initiatives at our corporate headquarters to lower our environmental impact, including:

•Enhanced waste management and recycling;
•Reducing the use of paper within our business;
•Conversion of all corporate headquarters light bulbs to LED;
•Hybrid work schedule;
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
Losses from natural and human-made catastrophes can negatively impact our financial results. Examples include hurricanes, tornadoes, windstorms, earthquakes, hail, thunderstorms, severe winter weather, derechos, floods, and fires, some related to climate change, and criminal and terrorist acts, including cyber-attacks, civil unrest, and explosions. The frequency and severity of these catastrophes are inherently unpredictable, and the frequency and severity of catastrophe losses have increased globally in recent years. In many cases, the increase in catastrophe losses relate to small- to- medium-sized events that primary insurers retain and do not cede to reinsurers. We use sophisticated catastrophe modeling techniques to manage our exposure, but actual exposure and loss experience can materially differ from catastrophe model estimates. For example, catastrophe models did not fully estimate the potential for some recent catastrophe loss activity (such as Winter Storm Elliott freeze losses in December 2022) and the concurrent economic inflation on construction costs.

Our most significant natural and/or human-made catastrophe exposures are (i) hurricanes impacting the Eastern U.S., (ii) severe convective storms, including hailstorms and tornadoes, (iii) winter storms, (iv) earthquakes, and (v) terrorism events. Single storms could adversely impact our financial results, but it is also possible that we experience more than one severe catastrophic event in any given calendar year. We track our severe weather and catastrophe losses using definitions and information we obtain from Insurance Services Office, Inc.'s ("ISO") Property Claim Services unit, an internationally recognized authority on insured property losses from catastrophes in the U.S., Puerto Rico, and the U.S. Virgin Islands.

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

Natural catastrophes

Temperature changes can impact weather patterns and the frequency and/or severity of catastrophes, including hurricanes, severe convective storms, wildfires, and flooding – all of which could cause our catastrophe losses to increase relative to historical levels.

A significant component of climate change risk is that the frequency and severity of extreme weather events may evolve differently relative to historical levels – leading to greater model uncertainty. Climate change models project significant differences in global regional warming above pre-industrial levels, depending on future climate mitigation levels and geographic location. These global regional differences, whether attributable to nature or human activities, include increases in (i) mean temperature in most land and ocean regions, (ii) hot extremes in most inhabited regions, (iii) heavy precipitation in several regions, and (iv) the probability of drought and precipitation deficits in some regions.

Human-made catastrophes

Cyber Attacks and Incidents
The risk of a wide-scale criminal or terrorist cyber-attack has become more significant and has drawn increased attention from IT and national security experts, U.S. policymakers, the U.S. military, and the insurance industry. There is general recognition that a wide-scale cyber-attack that simultaneously impacts multiple victims is more likely, and insurance industry systemic risk has increased. We have identified three primary sources of potential insured exposure to cyber losses: (i) cyber-specific policies designed to cover both first-party and third-party losses; (ii) affirmative cyber coverage grants included in other types of policies, such as commercial property or businessowners' policies; and (iii) "silent cyber" exposures, otherwise known as non-affirmative cyber exposures, which describes cyber risk that is neither expressly covered nor excluded in insurance policies. This exposure may exist if courts, regardless of intent, interpret policy forms without specific related coverage exclusions to provide coverage for a cyber-related incident.

We provide cyber-specific policies to our commercial lines and personal lines customers through 100% reinsured solutions with highly-rated specialty cyber markets. These solutions allow us to meet our customers' needs for cyber insurance while mitigating our underwriting risk as we develop our expertise in the cyber insurance market.

Beyond our cyber-specific policies, some of our other insurance policies may provide coverage following a cyber event in certain circumstances:

•We offer limited first-party affirmative cyber coverage in our commercial property and businessowners' policy forms. We limited our "silent cyber" exposure through an affirmative coverage grant subject to a sub-limit.
•Our base property forms typically include a $2,000 or $10,000 cyber coverage grant. Most of our property policies also contain an affirmative endorsement providing "virus and harmful code" coverage subject to a sub-limit. Over 90% of our policies with virus/harmful code coverage on commercial property, businessowners', commercial output policy, or inland marine forms have sub-limits of $25,000 or lower. For policies effective October 1, 2022 and later, we implemented cyber incident exclusions that exclude malicious cyber except for the sub-limited coverage provided in the base ISO coverage forms and our property and businessowners' property “virus and harmful code” extension endorsements. These exclusions clarify coverage and have no premium impact.
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

Terrorism
We are required to participate in TRIPRA, now extended to December 31, 2027, for our Standard Commercial Lines and E&S Lines business. TRIPRA rescinded all previously approved coverage exclusions for terrorism and requires private insurers and the U.S. government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. Under TRIPRA, each participating insurer must pay a significant deductible of specified losses before federal assistance is available. Our $619 million deductible is based on a percentage of our prior year’s applicable Standard Commercial Lines and E&S Lines premiums. In 2025, the federal government will pay 80% of losses above the deductible, with the insurer retaining 20%. Although TRIPRA will mitigate some of our loss exposure to a large-scale terrorist attack, the size of our deductible and 20% co-participation could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. If the U.S. Secretary of the Treasury does not certify specific terrorist events, we could be required to pay terrorism-related covered losses without TRIPRA's risk-sharing benefits. We also could be required to pay terrorism-related losses for customers who declined terrorism coverage.

Our primary workers compensation policies are required to cover terrorism risk, so TRIPRA applies to those policies. Insureds with non-workers compensation commercial policies can accept or decline our terrorism coverage or negotiate with us for other terms. In 2024, 84% of our Standard Commercial Lines non-workers compensation policyholders purchased terrorism coverage that included nuclear, biological, chemical, and radioactive ("NBCR") events. TRIPRA also applies to cyber liability insurance policies reported under a Terrorism Risk Insurance Program-eligible line of insurance.

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
We maintain reserves for our estimated liability for loss and loss expense associated with reported and unreported insurance claims. Estimating loss and loss expense reserves is inherently uncertain, and there is no method for precisely estimating the ultimate liability for the settlement of claims. We base our loss and loss expense reserve estimates on our internal in-depth reserve review, which uses our loss experience, claims payment and reporting patterns, and our view of underlying claims frequency and severity trends. We supplement the estimates with other subjective considerations, including projected impacts from economic, political, social, and legal developments or trends, such as inflation, judicial trends and tort decisions, and various state legislative initiatives. We cannot predict the timing or impact of these developments or trends with certainty, and we cannot be sure the reserves we establish are adequate or will be so in the future.

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

Three examples of how loss and loss expense reserves might be affected by economic, political, social, or legal developments or trends are:

•If economic inflation, including medical inflation, is higher than our assumptions, our loss and loss expense reserves for our longer tail lines of business could be insufficient. For example, 2022 inflation rates reflected in the overall consumer price index ("CPI"), the Core CPI, and the Producer Price Index, were higher than in 2021. While inflation moderated in 2023 and 2024, it remains elevated relative to the Federal Reserve’s long-term 2% target. The workers compensation line of business is particularly susceptible to inflation because of its extended payment pattern and exposure to medical care services and commodities. While medical inflation has been low for several years, our workers compensation medical severity trend has risen recently. If this trend continues and medical care costs increase significantly or persist at a higher level for an extended period, our overall loss and loss expense reserves could be materially impacted. Our short-tail property lines of business are also susceptible to inflation because of their exposure to increased labor and material costs.

•Social inflation refers to the phenomenon where societal factors, such as attitudes, perceptions, and cultural changes, contribute to increased insurance claims costs and litigation. It often leads to higher payouts in legal settlements and jury awards, and impacts insurance premiums for businesses and individuals. This inflation is driven by various factors, including changing jury attitudes, increased litigation funding, larger awards in court cases, increased willingness to undergo surgery, and novel interpretations of liability. Social inflation can affect all lines of business. However, the automobile liability, general liability, and corresponding umbrella lines of business involving third-party claimants tend to be more susceptible to social inflationary impacts. Our reserve for loss and loss expense could be insufficient if impacts from social inflation exceed our assumptions.

•Various states have expanded or could expand the statute of limitations for civil actions alleging sexual abuse. By retroactively permitting previously time-barred claims, these "reviver" laws may result in insurance claims that could significantly increase loss costs and require re-evaluating previously established reserves or creating new reserves. Since reviver statutes have been enacted, we have received some notices of claims or potential claims for acts alleged to have occurred, some dating as far back as the 1950s. Without prior experience, we cannot estimate how many "reviver" claims notices we may receive. Most notices (i) are blanket notices sent by attorneys representing claimants unsure of the alleged assailant or supervising entity's insurer or policy (if any) and (ii) may not implicate any of our or a predecessor's insurance policies. For those we determine implicate one of our or a predecessor's policy, we (i) have investigated or are investigating facts, (ii) have evaluated policy terms, (iii) believe we have appropriate coverage defenses to most of these claims and/or sufficient reinsurance protections, and (iv) have considered these factors in establishing our reserves, which we believe provide a reasonable estimate of the aggregate ultimate net exposure for these claims. We face related litigation risks because policyholders and claimants may challenge our coverage positions. We discuss these risks further below in the Risk Factor entitled, "We are engaged in ordinary routine legal proceedings incidental to our insurance operations that are inherently unpredictable and could impact our reputation and/or have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods."

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
We transfer a significant portion of our underwriting risk to third parties through reinsurance, which are primarily annual contracts that reimburse us for losses exceeding specified thresholds on a per-loss or an aggregate basis. Typically, our reinsurance coverages align with the coverages in our primary insurance policies, including coverages for catastrophes. Historically, commercial property and homeowners losses have accounted for most of our catastrophe-related reinsurance claims. We determine the amount of reinsurance we purchase by analyzing historical losses and using various modeling software programs that analyze our Insurance Subsidiaries' risks, particularly for catastrophes. Insufficient reinsurance could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

Reinsurance availability; retentions; coverage limits, terms, conditions, and exclusions; and cost depend on market conditions influenced by traditional direct- and broker-placed reinsurance, retrocessional reinsurance, and catastrophe bond market capacity. These market factors can cause fluctuations in reinsurance costs that do not necessarily correlate to our loss experience. State insurance regulators generally permit us to consider catastrophe reinsurance expense in our filed rates and rating plans. However, the conditions and timing of regulatory approval may not align with the actual reinsurance expense. Reinsurance expense increases that are not considered or approved in our filed rates and rating plans will reduce our earnings. If we cannot negotiate desired reinsurance amounts or terms, we may experience increased reinsurance expense and increased risk retention on individual or aggregate claim losses that could limit our ability to write future business.

The reinsurance market became increasingly challenging and expensive since January 1, 2023, as monetary and social inflation-driven demand for increased reinsurance coverages coincided with reduced reinsurance capacity from poor reinsurance loss experience, particularly for general liability and catastrophe and non-catastrophe property losses, increased reinsurer investment losses, and foreign exchange rate impacts. While reinsurance market conditions have since stabilized, as pricing has moderated and capacity has increased, reinsurance purchasers continue to face higher pricing and more restrictive coverage appetite from reinsurers than they did before January 1, 2023. Our Insurance Subsidiaries face increased underwriting risk and loss exposure for specific primary policy perils, like cyber and communicable diseases, which our reinsurance policies now principally exclude. Our reinsurance contracts also restrict our ability to cede certain types of potential terrorism-related losses. Increased underwriting risk from these and other risks could increase our net loss and loss expense and the volatility of our underwriting results. Decreased reinsurance availability would also increase our underwriting risk if we cannot fully place our targeted reinsurance treaty coverage on renewal.

Even with the benefits of reinsurance, our catastrophe risk exposure could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We are exposed to credit risk.
We face credit risk in several areas of our insurance operations, including from third parties:

•Our reinsurers, which are obligated to make us payments under our reinsurance agreements. Reinsurance credit risk can fluctuate over time, increasing during periods of high industry catastrophe and liability losses. Reinsurers generally manage their significant loss exposure through their own reinsurance programs, or retrocessions, and we do not have complete details about them. If our reinsurers experience difficulty collecting on their retrocession programs or reinstating retrocession coverage after a large loss, we may not receive timely or full payment of our reinsurance claims. Consequently, we have direct and indirect counterparty credit risk to our reinsurers and the reinsurance industry, which is a global but concentrated market.

•Certain life insurance companies, if they fail to fulfill their contractual obligations to our policyholders or claimants under annuities we purchased as part of structured claims settlements.

•Some of our independent distribution partners, who collect premiums for us from policyholders.

•Some policyholders, who are directly obligated to us for premium and/or deductible payments, the timing of which may be impacted by mandated payment moratoriums.

Our exposure to credit risk could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We depend on distribution partners.
We market and sell our insurance products through independent, non-employee distribution partners. Independent distribution partners have – and we expect they will continue to have – a significant role in overall insurance industry premium production. While our customers find advantages in using independent distribution partners, our reliance on independent distribution partners presents risks and challenges, including:

•Competition in our distribution channel, as we must market our products and services to independent distribution partners who can access multiple carriers and markets.

•Brand recognition challenges because we closely coordinate marketing with our distribution partners and some customers do not differentiate their insurance agent from their insurer.

•Our market share growth is tied to our distribution partners' market share. Consequently, growth in our Standard Personal Lines could be more limited than in our Standard Commercial Lines. Competitors have focused on lower-cost "direct-to-customer" distribution models emphasizing digital ease and efficiencies to grow standard personal lines business market share. Continued advancements in "direct-to-customer" distribution models may impact our independent distribution partners' overall market share, make it more difficult for us to grow, or require us to establish relationships with more distribution partners.

•Aggregation and consolidation of our independent distribution partners and their market share. Some publicly traded and private equity-backed independent distribution partners have deployed consolidation strategies to acquire other independent distribution partners and increase their market share ("Aggregators") over the last decade. If more of our independent distribution partners become Aggregators or Aggregators acquire them, Aggregator demands and influence on our business could increase. For example, Aggregators could develop and implement strategies to consolidate their business with fewer insurers and demand higher base and supplemental commissions. Aggregators accounted for approximately 46% of our DPW at December 31, 2024, up from 36% three years ago. No one distribution partner is responsible for 10% or more of our combined insurance operations' premium.

Our financial condition and results of operations are impacted by our independent distribution partners' success in marketing and selling our products and services.

National and global economic conditions could adversely and materially affect our business, results of operations, financial condition, and growth.
Unfavorable economic developments, such as a decline in economic growth or increased inflation levels, could adversely affect our earnings if our policyholders need less insurance coverage, cancel existing insurance policies, modify coverage, or choose not to renew with us. Inflation could significantly impact our claims severity across multiple lines of business and could result in adverse reserve development. An economic downturn could also lead to increased credit and premium receivable risk, failure of reinsurance counterparties and other financial institutions, limits on our ability to issue new debt, reduced liquidity, and declines in our investments' fair value and financial strength ratings. These potential events and other economic factors could adversely and materially affect our business, results of operations, financial condition, and growth. During 2024, 25% of DPW in our Standard Commercial Lines business was based on payroll or sales of our underlying policyholders. An economic downturn in which our policyholders have declining revenue or employee count could adversely affect our total written premium, including audit and endorsement premium.

We write business domestically in the United States, and our insurance operations do not have direct exposure to businesses or individuals in Russia, Ukraine, and the Middle East. We do not have material exposure to investments subject to embargoes or Russian reinsurance counterparties. However, ongoing wars and conflicts continue to impact global economic, banking, commodity, and financial markets by exacerbating ongoing economic challenges, including inflation and supply chain disruption, which influence insurance loss costs, premiums, and investment valuation.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and have a material adverse effect on our financial condition and results of operations.
A significant financial strength rating downgrade, particularly from AM Best Company ("AM Best"), would affect our ability to write new or renewal business. Most policyholders are required by various third-party agreements, primarily with lenders, to maintain insurance policies from a carrier with a minimum rating from AM Best or Standard & Poor's Global Ratings. Credit rating downgrades could also make it more expensive to access capital markets. We cannot predict rating actions issued by nationally recognized statistical rating organizations that might adversely affect our business or potential responses. Any significant downgrade in our financial strength and credit ratings below an "A-" could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. For additional information on our current financial strength and credit ratings, refer to "Overview" in Item 1. "Business." of this Form 10-K.

Markets for insurance products and services are highly competitive and subject to rapid technological change, and we may be unable to compete effectively.
We offer our insurance products and services in a highly competitive market characterized by (i) consumer and business price sensitivity and (ii) aggressive price competition and improvements based on performance characteristics and large data sets. These factors can compact underwriting margins, new products and services, evolving industry standards, and rapid adoption of technological advancements. Our ability to compete depends heavily on our timely and consistent introduction of innovative new products and services.

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

The increasing importance of the Internet, technology, AI, and digital strategies in our industry also demands that we attract and retain employees in difficult-to-fill data science, advanced analytics, and information technology ("IT") roles. If we cannot attract and retain such employees, our results of operations and financial condition could be adversely affected.

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

We expect the importance of data science and analytics to increase, becoming more complex and accurate with larger sets of relevant data. Some larger competitors have significantly more data about the performance of their underwritten risks. In comparison, we may not have sufficient volumes of loss experience data to accurately and granularly analyze and project our future costs. We supplement our data with industry loss experience from Verisk, American Association of Insurance Services, Inc., the National Council on Compensation Insurance, Inc., and other publicly available sources. While relevant, industry data may not correlate specifically to the performance of our underwritten risks or be as predictive as data on a larger book of our own business.

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
We depend on income from our investment portfolio for a significant portion of our revenue and earnings. Our investments can be negatively affected by (i) liquidity, (ii) credit deterioration, (iii) financial results, (iv) public equity and/or debt market changes, (v) economic conditions, including heightened levels of economic inflation, (vi) political risk, (vii) sovereign risk, (viii) interest rate fluctuations, or (ix) other factors, including civil unrest and other catastrophic events, some of which may be impacted by climate change risk.

Our investment portfolio's value is subject to credit risk from our held securities' issuers, guarantors, financial guarantee insurers, and other counterparties in certain transactions. Defaults on any of our investments by any of these parties could reduce our net investment income and increase net realized investment losses. We are subject to the risk that the issuers or guarantors of our fixed income securities may default on principal and interest payment obligations.

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

•Transition risks arise from the world’s transition to a low-carbon economy, driven by government policy and regulation, advances in low-carbon technology, and shifting societal preferences and public sentiment. This transition to renewable energy sources may lead to (i) stranded assets in sectors with high carbon footprints or those closely tied to carbon-based economic activity, such as the fossil fuel and automotive industries, (ii) increased costs for infrastructure reinvestment and replacement, and litigation defense of carbon-intensive sectors, (iii) lower corporate profitability, (iv) lower property values, and (v) lower household wealth. The Paris Agreement Capital Transition Assessment defines the carbon-intensive sectors as the most exposed to transition risk: oil and gas, coal, power, automotive, cement, aviation, and steel. Carbon-intensive sectors within our fixed income securities portfolio represented about 5% and 4% of our total invested assets as of December 31, 2024 and December 31, 2023, respectively.

•Physical investment risks include the risk of investment losses on our commercial and residential mortgage-backed securities exposed to climate-related catastrophic losses that can cause business disruption, destroy capital, increase costs to recover from disasters, reduce revenue, and cause population displacement and migration. These, in turn, can lower residential and commercial property values, household wealth, and corporate profitability, potentially creating financial and credit market losses impacting insurer asset values. As of December 31, 2024, about 69% of our residential mortgage-backed securities were backed by government agencies. We generally invest in the top tranches of commercial mortgage-backed securities, which limit potential losses from property value declines. As of December 31, 2024, about 68% of our commercial mortgage-backed securities had "AAA" credit ratings.

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
The determination of the amount of credit losses taken on our investments is based on our quarterly evaluation and assessment of our investments and known and inherent risks associated with the various asset classes. Our allowance for credit losses is subject to significant judgments and assumptions about changes in economic conditions, estimated future cash flows, and the accuracy of third-party information used in internal assessments. We revise our evaluations and assessments as conditions change and new information becomes available. There can be no assurance that management has accurately assessed the level of credit losses recorded in our Financial Statements. For further details on our evaluation and considerations for determining whether a security has a credit loss, please refer to "Critical Accounting Policies and Estimates" in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

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
Our operations are subject to complex and changing state and federal laws, regulations, and public policy debates on subjects, including, without limitation, the following:
•Pricing and underwriting practices;
•Claims practices;
•Loss and loss expense reserves;
•Exiting geographic markets and/or policy cancellations or non-renewals;
•Climate change and sustainability-related issues, including reporting, investment, and other mandated actions;
•Assessments for guaranty funds, second-injury funds, and other mandatory assigned risks and reinsurance pools;
•The types, quality, and concentration of investments we make;
•Minimum capital requirements for the Insurance Subsidiaries;
•Dividends from our Insurance Subsidiaries to the Parent;
•Privacy, data security, and related public disclosures for breaches;
•Tax;
•Antitrust;
•Consumer protection;
•Advertising, media, and digital content;
•Sales;
•Billing and e-commerce;
•Intellectual property ownership and infringement;
•Technology, digital platforms, artificial intelligence, and predictive and other modeling types;
•Internet, telecommunications, and mobile communications;
•Availability of third-party software applications and services;
•Employment and workplace rules related to human resources practices and environmental, health, and safety issues;
•Anti-money laundering; and
•Corporate social responsibility.

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

We have designed and implemented policies and procedures to ensure compliance with applicable laws and regulations. However, we cannot provide assurance that our employees, contractors, or independent distribution partners will not violate such laws and regulations or our policies and procedures. To some degree, we have multiple regulators whose authority may overlap and may have different interpretations and/or regulations related to the same legal issues. Consequently, we have the risk that one regulator's position or interpretation may conflict with another regulator on the same point. For example, if Congress passed legislation regulating insurer solvency oversight and state regulators remained responsible for rate approval, we could be subject to a conflicting regulatory framework that could impact our profitability and capital adequacy. The cost of complying with various laws and regulations, potentially conflicting laws and regulations, and changes in those laws and regulations, could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

Insurers are subject to regulatory, political, and media scrutiny. We are subject to government market conduct reviews and investigations, legal actions, and penalties. There can be no assurance that our business will not be materially adversely affected by the outcomes of such activity in the future. If we are found to have violated laws and regulations, it could materially adversely affect our reputation, financial condition, and operating results.

Our business is subject to various state, federal, and other laws, rules, policies, and other data use and protection obligations.
We are subject to federal and state laws relating to collecting, using, retaining, securing, and transferring personally identifiable information ("PII"). Federal laws include the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Drivers Privacy Protection Act, the Health Insurance Portability and Accountability Act, and Unfair and Deceptive Acts and Practices laws. Several states, like New York, Nevada, Colorado, Virginia, and California, have passed similar laws, and others are considering imposing additional restrictions or creating new rights concerning PII. These laws continue to develop and may differ by jurisdiction. Complying with emerging and changing requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance could result in significant reputational harm, penalties, and legal liability.

General Data Protection Regulation ("GDPR") regulates data protection and privacy in the EU and personal data transfers outside the EU. GDPR’s main tenet is to give individuals primary control over their personal data. Because we do not write coverages in the EU, GDPR does not directly impact us. Some U.S. states have subsequently incorporated individual-control mechanisms into state privacy laws. Future EU data privacy actions likely will influence U.S. regulators over time.

We make statements about our use and disclosure of PII in our privacy notice, published on our website, and in other public venues. We could be subject to litigation or governmental actions if we fail to comply with these public statements or federal and state privacy-related and data protection laws and regulations. Such proceedings could impact our reputation and result in penalties, including ongoing audit requirements and significant legal liability.

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

•Indemnity or defense of third-party suits brought against our insureds;
•Defense of actions brought against us by our insureds who disagree with our coverage decisions, some of which allege bad faith claims handling and seek extra-contractual damages, punitive damages, or other penalties;
•Actions we file, primarily for declaratory judgment, seeking confirmation that we have made appropriate coverage decisions under our insurance contracts;
•Actions brought against competitors or us by plaintiffs alleging improper business practices and sometimes seeking class status. Such actions historically have included issues and allegations, without limitation, related to (i) unfairly discriminatory underwriting practices, including the impact of credit score usage, (ii) managed care practices, such as provider reimbursement, and (iii) automobile claims practices; and
•Actions we file against third parties and other insurers for subrogation and recovery of other amounts we paid on our insureds' behalf.

Some of our legal proceedings may receive media attention because of their perceived newsworthiness and/or relationship to various broad economic, political, social, and legal developments or trends. Such media stories could negatively impact our reputation.

We expect any potential ultimate liability for ordinary routine legal proceedings incidental to our insurance business will not be material to our consolidated financial condition after considering estimated loss provisions. Litigation outcomes are inherently unpredictable, even with meritorious defenses. The same is true with case-specific litigation duration, as state dockets are often overcrowded. Generally, the longer a case is in litigation, the more expensive it can become. Because the amounts sought in specific actions are large or indeterminate, any adverse outcomes could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

We have no material litigation risks related to climate change.

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

These provisions of our Amended and Restated Certificate of Incorporation and New Jersey law could (i) deprive our common shareholders of an opportunity to receive a premium over the prevailing market price in a hostile takeover and (ii) adversely affect the value of our common stock.

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
Our business heavily relies on IT and application systems connected to or accessed through a connection to the Internet. Consequently, a malicious cyber-attack could affect us. Our systems also house proprietary and confidential information about our operations, employees, agents, and customers and their employees and property, including PII. A malicious cyber-attack on (i) our systems, (ii) our distribution partners or their key operating systems, and (iii) any other of our third-party partners or vendors and their key operating systems may interrupt our operations, damage our reputation and result in monetary damages that are difficult to quantify. These potential impacts from a malicious cyber-attack could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

Through encryption and authentication technologies, we have implemented system- and process-based risk mitigations intended to secure our IT systems and prevent unauthorized access to or loss of sensitive data. Cyber-attack sophistication evolves daily, so our security measures may not sufficiently address all eventualities. We may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management, or other irregularities. We implement new technologies, including artificial intelligence, to increase operational efficiencies. These new technologies may increase the risk of cyber-attacks. We also rely on third-party technology providers whose cyber-attack risks may be higher or lower than ours depending on their profile and security program's maturity. To the extent possible and practical, we review third-party control environments, aligning the risk exposure with our business requirements and risk tolerances. Any disruption or breach of our systems or data security could damage our reputation, result in monetary damages that are difficult to estimate, and have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. To mitigate this risk, we have and expect to continue to (i) conduct disaster recovery exercises, employee education programs and tabletop exercises and (ii) develop and invest in a variety of controls to prevent, detect, and appropriately react to cyber-attacks, including frequently testing our systems' security and access controls. We have insurance coverage for certain cybersecurity risks, including privacy breach incidents, which may be insufficient to indemnify against all arising losses or types of claims.

In addition to the risk of cyber-attacks, we face system availability risk. Our business relies heavily on various IT and application systems. We have robust business continuity plans designed to minimize the duration and impact of an unexpected loss of availability of any of these systems. Nevertheless, we could experience an event that impacts one or more of these systems, including those based in facilities where our vendors or we operate. Such events could interrupt our ability to conduct business and negatively impact our results of operations, despite our business continuity plans.

Operational leverage necessitates the success of our risk management strategies, and their failure could have a material adverse effect on our financial condition or results of operations.
As an insurer, we assume risk from our policyholders. We define operating leverage as the ratio of NPW to our statutory surplus. We balance and mitigate our operational leverage risk with several risk management strategies within our insurance operations to achieve a balance of growth and profit, including an underwriting risk appetite focused on small-to-medium-sized accounts. We employ significant reinsurance, a disciplined reserving approach, and a conservative investment philosophy. These strategies have inherent limitations. We cannot be certain that an event or series of unanticipated events will not occur and result in greater than expected losses, which could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

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

We have a dedicated unit, led by the Senior Vice President ("SVP") of IT Enterprise Strategy and Execution, to implement cybersecurity controls, assess and report on cybersecurity risks, and consult with our ERM unit, which is responsible for identifying, measuring, monitoring, and reporting on key enterprise-wide risks, including cybersecurity risks.

We work with industry-leading security consulting and technology partners and employ a "defense-in-depth" approach that uses multiple security measures to protect the integrity of our proprietary and confidential information. This approach aligns with the National Institute of Standards and Technology Cyber Security Framework and provides preventative, detective, and responsive measures to identify and manage risks. We periodically review our strategy and modify its implementation based on threat trends, program maturity, assessment results, and the advice of third-party security consultants. We have documented information security policies, procedures, and guidelines, known as our "Written Information Security Program." Our program (i) balances responsiveness to rapidly changing threats with ensuring our IT security environment's sustainability and overall effectiveness and (ii) is reasonably likely to defend against risks of cybersecurity threats that would have a material impact on our business strategy, results of operations, or financial condition. This program focuses on the following six key areas to monitor various IT performance and security metrics:

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

•Employee cyber risk awareness, training, and testing that covers cybersecurity threats and actions to prevent or report attacks; and

•Third-party risk management and security standards, including due diligence, continuous monitoring, cyber risk scoring, and contractual obligations. We review third-party control environments when possible and practical, aligning the risk exposure with our business requirements and risk tolerances.

Board Governance and Management

The Executive Vice President ("EVP") & Chief Information Officer ("CIO") and the SVP of Enterprise Strategy and Execution provide quarterly written and in-person updates on the strength of our cyber risk control environment, emerging cyber threat issues, and the results of external assessments by outside security consultants and assessors to the Board’s Risk Committee. The Board's Risk Committee oversees our ERM framework and practices and assists the Board in overseeing our operational activities, including the Company's information technology security program, and identifying and reviewing related risks.

The cybersecurity team, managed by the SVP of IT Enterprise Strategy and Execution, (i) receives oversight and executive support through engagement with our ERC, which is responsible for the holistic evaluation, management, and supervision of our aggregate risk profile and (ii) collaborates with our ERM function on business alignment and cybersecurity insurance procurement.

The expertise of key members of management and our committees responsible for assessing, managing, and presenting quarterly updates to the Board’s Risk Committee about our cybersecurity risks is summarized as follows:

•John Bresney, EVP & CIO, reports directly to our Chief Executive Officer and is responsible for all of our IT operations, including oversight of the SVP of Enterprise Strategy and Execution’s implementation of our cybersecurity program and enforcement of our cybersecurity policies. He has worked for us for approximately 31 years, holding various technology and information security roles of increasing responsibility. He has a bachelor’s degree in information systems and business, a Master’s Certificate in Project Management, and a Columbia University CIO Program Certificate.

•Robert McKenna, SVP of Enterprise Strategy and Execution, reports to our CIO and leads the implementation of our cybersecurity program, enforcement of our cybersecurity policies, technology planning, projects driving IT strategy, and enterprise IT risk management. He also oversees cybersecurity incidents under our Security Incident Response Plan ("IRP"). He has worked for us for approximately 22 years in related positions of increasing responsibility and has over 28 years of technology and information security experience. He has a master’s degree in business administration, a Certificate in Project Management, and is a Certified Insurance Counselor.

•Christopher Cunniff, SVP and CRO, reports to our Chief Financial Officer, leads our Reinsurance and ERM teams, and chairs the ERC and the Market Security Committee. He has worked for us for approximately seven years, and he previously was our SVP of Actuarial Reserving. He has over 33 years of insurance industry experience, serving in various key leadership positions. He has a bachelor’s degree in mathematics, is a fellow of the Casualty Actuarial Society, and is a member of the American Academy of Actuaries.

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

Item 2. Properties.

Our headquarters is a 315,000-square-foot building on an owned 56-acre site zoned for office and professional use in Branchville, New Jersey. We lease all our other operating facilities from unrelated parties. The principal office locations of our insurance operations are listed in the "Geographic Markets" section of Item 1. "Business." of this Form 10-K. Our Investments operations are principally located in leased space in Farmington, Connecticut. Our facilities provide adequate space for our present needs. Additional space should be available on reasonable terms if needed.

Item 3. Legal Proceedings.

We are routinely engaged in legal proceedings incidental to our insurance operations that have inherently unpredictable outcomes and could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Item 1A. "Risk Factors." and Note 21. "Litigation" included in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K. As of December 31, 2024, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol "SIGI."

(b) Holders
Our transfer agent’s records reflect that we had 2,720 common stockholders of record as of January 31, 2025.

(c) Dividends
Dividends on shares of our common stock are declared and paid at the discretion of the Board of Directors (the "Board") based on our results of operations, financial condition, capital requirements, contractual restrictions, and other relevant factors. We expect to continue to pay quarterly cash dividends on shares of our common stock.

In the fourth quarter of 2024, the Board approved a 9% increase in our common stock dividend to $0.38 per share. The Board declared a $0.38 per share quarterly cash dividend on common stock payable March 3, 2025, to stockholders of record as of February 14, 2025.

(d) Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about our common stock authorized for issuance under equity compensation plans as of December 31, 2024:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1]
Equity compensation plans approved by security holders	—	$—	4,411,194
1Includes 975,358 shares available for issuance under our Employee Stock Purchase Plan (2021); 1,466,600 shares available for issuance under the Stock Purchase Plan for Independent Insurance Agencies; and 1,969,236 shares for issuance under the Selective Insurance Group, Inc. 2024 Omnibus Stock Plan ("Stock Plan"). Future grants under the Stock Plan can include stock options, restricted stock units, or restricted stock.

(e) Performance Graph
The following chart, produced by Research Data Group, Inc., depicts our performance for the period beginning December 31, 2019, and ending December 31, 2024, comparing total stockholder return on our common stock to the total return of (i) the NASDAQ Composite Index and (ii) a select group of peer companies comprised of NASDAQ-listed companies in SIC Code 6330-6339, Fire, Marine, and Casualty Insurance.

We have not incorporated this performance graph into any other filings we have made with the SEC. Unless we specifically state otherwise, it will not be incorporated by reference into any future SEC filings. This performance graph shall not be deemed "soliciting material" or be "filed" with the SEC unless we specifically request so or incorporate it by reference in any SEC filings we make.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about our purchases of our common stock in the fourth quarter of 2024:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Programs[2]
October 1 – 31, 2024	491	$94.81	—	$75.5
November 1 – 30, 2024	28	101.99	—	75.5
December 1 – 31, 2024	329	94.63	—	75.5
Total	848	$94.98	—	$75.5
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

We discuss the factors that could cause our actual results to differ materially from our projections, forecasts, or estimates in forward-looking statements in Item 1A. "Risk Factors." of this form 10-K. These risk factors may not be exhaustive. We operate in a constantly changing business environment, and new risk factors may emerge anytime. We cannot predict these new risk factors, their impact on our businesses, or the extent to which one or any combination of factors may cause actual results to differ materially from any forward-looking statements. Given these risks, uncertainties, and assumptions, the forward-looking events we discuss might not occur.

Introduction
We classify our business into four reportable segments:

•Standard Commercial Lines;
•Standard Personal Lines;
•Excess and Surplus Lines ("E&S Lines"); and
•Investments.

For more details about these segments, refer to Note 1. "Organization" and Note 12. "Segment Information" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

We write our Standard Commercial and Standard Personal Lines products and services through nine of our insurance subsidiaries, some of which participate in the federal government's National Flood Insurance Program's ("NFIP") Write Your Own Program ("WYO"). We write our E&S products through another subsidiary, Mesa Underwriters Specialty Insurance Company ("MUSIC"), a nationally-authorized non-admitted platform for customers who generally cannot obtain coverage in the standard marketplace. Collectively, we refer to our ten insurance subsidiaries as the "Insurance Subsidiaries."

The following is Management's Discussion and Analysis ("MD&A") of our financial condition and consolidated results of operations, including an evaluation of the amounts and certainty of cash flows from operations and outside sources, trends, and uncertainties that may have a material impact in future periods. The MD&A discusses and analyzes our 2024 results compared to 2023. Investors should read the MD&A in conjunction with Item 8. "Financial Statements and Supplementary Data." of this Form 10-K. For discussion and analysis of our 2023 results compared to 2022, refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations." of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

In the MD&A, we will discuss and analyze the following:

•Critical Accounting Policies and Estimates;
•Financial Highlights of Results for Years Ended December 31, 2024, 2023, and 2022;
•Results of Operations and Related Information by Segment;
•Federal Income Taxes; and
•Liquidity and Capital Resources.

Critical Accounting Policies and Estimates
We have identified the policies and estimates critical to our business operations and understanding of our results of operations. We consider the policies and estimates most critical to the preparation of the Financial Statements to be (i) reserve for loss and loss expense, (ii) investment valuation and the allowance for credit losses on available-for-sale ("AFS") fixed income securities, and (iii) reinsurance.

Reserve for Loss and Loss Expense
Significant time can elapse between the occurrence of an insured loss, the reporting of a claim to us, and the final claim settlement and payment. Insurers establish reserves as balance sheet liabilities to recognize liabilities for unpaid loss and loss expenses. The following tables provide case and incurred but not reported ("IBNR") reserves for loss and loss expenses and reinsurance recoverable on unpaid loss and loss expense as of December 31, 2024 and 2023:

December 31, 2024	Loss and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Loss and Loss Expense	Net Reserves
General liability	$515,057	2,391,162	2,906,219	396,702	2,509,517
Workers compensation	347,555	688,323	1,035,878	238,995	796,883
Commercial automobile	343,969	764,709	1,108,678	14,774	1,093,904
Businessowners' policies	46,076	78,048	124,124	2,604	121,520
Commercial property	119,858	71,223	191,081	36,313	154,768
Other	6,497	15,729	22,226	2,612	19,614
Total Standard Commercial Lines	1,379,012	4,009,194	5,388,206	692,000	4,696,206

Personal automobile	75,461	118,355	193,816	35,386	158,430
Homeowners	19,593	37,851	57,444	1,962	55,482
Other[1]	240,704	49,484	290,188	273,013	17,175
Total Standard Personal Lines	335,758	205,690	541,448	310,361	231,087

E&S casualty lines[2]	106,178	530,099	636,277	18,903	617,374
E&S property lines[3]	12,030	11,840	23,870	981	22,889
Total E&S Lines	118,208	541,939	660,147	19,884	640,263

Total	$1,832,978	4,756,823	6,589,801	1,022,245	5,567,556
1Includes our flood loss exposure related to our participation in the NFIP's WYO program, to which we cede 100% of our WYO flood losses.
2Includes general liability (97% of net reserves) and commercial auto liability coverages (3% of net reserves).
3Includes commercial property (93% of net reserves) and commercial auto property coverages (7% of net reserves).

December 31, 2023	Loss and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Loss and Loss Expense	Net Reserves
General liability	$453,520	1,743,885	2,197,405	255,493	1,941,912
Workers compensation	353,448	654,267	1,007,715	203,982	803,733
Commercial automobile	315,116	659,234	974,350	15,683	958,667
Businessowners' policies	39,034	71,159	110,193	5,252	104,941
Commercial property	108,644	66,579	175,223	39,152	136,071
Other	17,260	12,819	30,079	10,241	19,838
Total Standard Commercial Lines	1,287,022	3,207,943	4,494,965	529,803	3,965,162

Personal automobile	68,329	100,036	168,365	38,273	130,092
Homeowners	18,335	44,261	62,596	1,647	60,949
Other[1]	12,909	34,282	47,191	32,736	14,455
Total Standard Personal Lines	99,573	178,579	278,152	72,656	205,496

E&S casualty lines[2]	99,690	447,770	547,460	15,686	531,774
E&S property lines[3]	5,667	10,667	16,334	456	15,878
E&S Lines	105,357	458,437	563,794	16,142	547,652

Total	$1,491,952	3,844,959	5,336,911	618,601	4,718,310
1Includes our flood loss exposure relates to our participation in the NFIP's WYO program, to which we cede 100% of our flood losses.
2Includes general liability (97% of net reserves) and commercial auto liability coverages (3% of net reserves).
3Includes commercial property (90% of net reserves) and commercial auto property coverages (10% of net reserves).

The Insurance Subsidiaries' net loss and loss expense reserves duration was approximately 3.0 years at December 31, 2024 and 3.1 years at December 31, 2023.

How the reserve is established
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

We perform quarterly internal reserve reviews using our own loss experience, considering various internal and external factors. Changes in claim dynamics may inherently alter paid and reported development patterns. While the selections in our reserve analyses aim to account for these impacts, estimated reserves involve greater risk of variability. In addition to our internal reserve reviews, an external consulting actuary performs an independent semiannual reserve review. We do not rely on the external consulting actuary's report to determine our recorded reserves but we review and discuss our observations on trends, key assumptions, and actuarial methodologies with our consulting actuary. While not required, our independent consulting actuary issues the annual statutory Statements of Actuarial Opinion for our Insurance Subsidiaries. For additional information on our accounting policy for reserve for loss and loss expense, refer to Note. 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Range of Reasonable Reserve Estimates
We have estimated a range of reasonable reserve estimates for net loss and loss expense of $5,003 million to $6,114 million at December 31, 2024. This range reflects low and high reasonable reserve estimates determined after using judgment to adjust the methods, factors, and assumptions selected within the internal reserve review. This approach produces a range of reasonable reserve estimates but does not represent a distribution of all possible outcomes. Consequently, final outcomes may be greater or less than the estimates.

The range of reasonable reserve estimates increased as of December 31, 2024, relative to December 31, 2023. This increase was primarily related to reserve growth commensurate with (i) our net premiums earned ("NPE") growth and (ii) increased uncertainty in severity due to the impact of social inflation.

Changes in Reserve Estimates (Loss Development)
Our quarterly reserving process may lead to changes in the recorded reserves for prior accident years, referred to as favorable or unfavorable prior year loss and loss expense development. In 2024, we experienced net unfavorable prior year loss development of $285.3 million, compared to net unfavorable development of $10.0 million in 2023 and net favorable development of $78.9 million in 2022. The following table summarizes prior year development by line of business:

(Favorable)/Unfavorable Prior Year Loss and Loss Expense Development
($ in millions)	2024	2023	2022
General liability	$316.0	55.0	(5.0)
Commercial automobile	19.5	8.0	22.5
Workers compensation	(45.0)	(74.5)	(70.0)
Businessowners' policies	(1.7)	7.6	(7.3)
Commercial property	(23.4)	0.7	(1.6)
Bonds	(5.0)	—	(10.0)
Homeowners	(1.4)	4.6	(0.6)
Personal automobile	11.1	15.3	0.5
E&S casualty lines	20.0	(5.0)	(5.0)
E&S property lines	(4.9)	(1.6)	(2.5)
Other	0.1	(0.1)	0.1
Total	$285.3	10.0	(78.9)

A detailed discussion of recent reserve development by line of business follows.

Standard Market General Liability Line of Business
At December 31, 2024, our general liability line of business had recorded reserves, net of reinsurance, of $2.5 billion, representing 45% of our total net reserves. In 2024, this line experienced unfavorable reserve development of $316.0 million, primarily due to the impact of social inflation that increased loss severities in accident years 2020 and subsequent, with most of the actions for accident years 2022 and 2023. We attribute the increased severities to elevated social inflation, which we view as an industry dynamic characterized by higher claimant propensity for attorney representation and litigation, longer settlement times, and higher settlement values. Similarly, this line experienced unfavorable development in 2023 of $55.0 million, attributable to the impact of social inflation driving increased loss severities in accident years 2015 through 2020.

This general liability line of business has experienced a long-term historical trend of meaningful claim severity increases that have been partially offset by claim frequency decreases. In recent years, we have been embedding higher severity assumptions in our initial loss ratio estimates to address social inflation's increasing impacts. Although we planned for higher expected loss trends, 2024's claim emergence exceeded our expectations. If the favorable frequency trend moderates or severities continue to emerge higher than expected, this line's ultimate loss estimates could be adversely impacted.

The general liability line of business presents a diverse set of exposures. Various factors influence losses and loss trends, including legislative enactments, judicial decisions, and economic and social inflation. Economic inflation directly impacts our claims severities by increasing the costs of raw materials, medical procedures, and labor. Social inflation may impact both claim frequency and severity by affecting (i) claimant propensity to file a claim, (ii) the percentage of claimants who engage lawyers, and (iii) broader liability interpretations and the nature and amounts of judicial verdicts and associated awards, all influencing future settlement values. We monitor claim litigation rates regularly. We have observed the percentage of general liability claims with plaintiff attorney involvement increasing in recent periods. Other social inflationary factors, including the increased prevalence of third-party litigation funding, claimant willingness to undergo surgery, evolving plaintiff attorney strategies and tactics, and broadening liability definitions and interpretations are also impacting claims severities. These trends and post-pandemic court case scheduling continue to affect claim settlement times.

We have exposure to abuse or molestation claims, mainly through policies that we (i) underwrite through our Community and Public Services ("CAPS") strategic business unit and (ii) issue to schools, religious institutions, day-care facilities, and other social services. These CAPS business unit customers represented approximately 10% of our total Standard Commercial Lines NPW in 2024 and 2023. We continue to actively manage policy limits and monitor each jurisdiction's statute of limitations to ensure our rate level reflects increased exposure to the extent regulatorily possible. These underwriting and pricing actions have positioned the portfolio for future profitability but limited our CAPS growth in recent years.

Certain states have enacted state laws that extend the statute of limitations or permit windows for abuse or molestation claims and lawsuits that statutes of limitations previously barred. Consequently, we may receive claims decades after the alleged acts involving complex claims coverage determinations, potential litigation, higher defense costs, and the need to collect from reinsurers under older reinsurance agreements. Our claims and actuarial departments actively monitor these claims to identify changes in frequency or severity and any emerging or shifting trends.

Our active monitoring of claim patterns and emerging or shifting trends should help us better understand this rapidly evolving exposure. However, the ultimate impact of social, political, and legal trends remains highly uncertain and could substantially impact the ultimate settlement values for these claims.

In addition, over the last several years, we have implemented underwriting changes within this line of business that we believe will lead to improved profitability. These changes may impact portfolio composition and may affect paid and reported development patterns. While our reserve analyses incorporate methods that adjust for these changes, our estimated reserves have a greater risk of fluctuation.

Standard Market Workers Compensation Line of Business
At December 31, 2024, our workers compensation line of business had recorded reserves, net of reinsurance, of $797 million, representing 14% of our total net reserves. During 2024, this line experienced favorable reserve development of $45.0 million, primarily due to improved loss severities in accident years 2022 and prior. Similarly, this line experienced favorable reserve development during 2023 of $74.5 million, primarily due to improved loss severities in accident years 2021 and prior. During both 2024 and 2023, the lower-than-expected loss emergence was partly due to (i) lower than initially anticipated medical inflation and (ii) our various implemented claims initiatives. Because of the length of time injured workers can receive related medical treatment, decreases in medical inflation can cause favorable loss development over an extended number of accident years.

A variety of issues can impact the workers compensation line of business, including:

Unexpected changes in medical cost inflation – The industry has experienced an extended period of lower medical claim cost inflation. Changes to our historical workers compensation medical costs and potential changes in future medical inflation could increase reserve variability;

Changes in statutory workers compensation benefits – Statutory benefit changes may affect all outstanding claims, including past and not-yet-settled claims. Depending on the social and political climate, these changes may either increase or decrease associated claim costs; and

Changes in utilization of the workers compensation system – These changes may be driven by economic, legislative, or other changes, like increased use of prescriptions for pharmaceuticals, more complex medical procedures, changes in permanently injured workers' life expectancy, and health insurance availability.

Standard Market Commercial Automobile Line of Business
At December 31, 2024, our commercial automobile line of business had recorded reserves, net of reinsurance, of $1.1 billion, representing 20% of our total net reserves. In 2024, this line experienced unfavorable prior year reserve development of $19.5 million, primarily due to increased severities in accident year 2023. In 2023, this line experienced unfavorable prior year reserve development of $8.0 million, driven by increased loss expenses in accident years 2022 and prior.

The commercial automobile line has experienced unfavorable trends in recent years that have negatively affected the industry's results and ours. During the pandemic, reduced frequencies were accompanied by significant severity increases, resulting from increased risky driving behaviors, such as speeding, distracted driving, and driving under the influence. Risky driving behaviors and the impacts of social inflation continue to pressure this line's claim severities. As of year-end 2024, frequencies remained somewhat below pre-pandemic levels due to changes in commuting patterns.

Increased property damage and physical damage severities relate to (i) elevated repair costs for increasingly complex vehicles that incorporate more technology, (ii) extended periods of rental reimbursement costs for claims, and (iii) inflationary impacts and disruptions to the supply chain, although these have moderated since their peak in 2022.

Over the last several years, we have implemented underwriting changes within this line of business that we believe will lead to improved profitability. These changes may impact portfolio composition and may affect paid and reported development patterns. While our reserve analyses incorporate methods that adjust for these changes, our estimated reserves have a greater risk of fluctuation.

Standard Market Personal Automobile Line of Business
At December 31, 2024, our personal automobile line of business had recorded reserves, net of reinsurance, of $158 million, representing 3% of our total net reserves. This line experienced unfavorable prior year reserve development of $11.1 million in 2024, primarily due to increased loss severities in accident years 2022 through 2023. This line experienced unfavorable prior year reserve development of $15.3 million in 2023, primarily due to increased loss severities in accident year 2022.

Some of the same issues affecting the commercial automobile line also impact this line. The COVID-19-related frequency reduction was even more pronounced for the personal automobile line. Frequencies rebounded after the pandemic and now are at pre-pandemic levels. In addition to the COVID-19-related temporary impacts, the underlying trends of increased vehicle repair costs are likely causes of rising severities, exacerbated by riskier driving behaviors, including distracted driving. We continue recalibrating our predictive models and refining our underwriting and pricing approaches, including prioritizing additional rate filings by state and further refining our pricing factors. These filed rate increases began to take effect early in 2023 and increased in volume and magnitude throughout 2023 and 2024. We expect them to remain above loss trends in 2025 but lower than the rate increases in 2023 and 2024. While we believe these underwriting and pricing changes will ultimately lead to improved profitability and greater stability, the resulting changes to our exposure profile may impact paid and reported development patterns, increasing reserve uncertainty in the near term.

E&S Casualty Lines of Business
At December 31, 2024, our E&S casualty lines of business had recorded reserves, net of reinsurance, of $617 million, representing 11% of our total net reserves. In 2024, this line experienced unfavorable prior year reserve development of $20.0 million, primarily due to increased loss severities in accident years 2023 and prior. In 2023, this line experienced favorable prior year reserve development of $5.0 million, primarily due to improved loss severities in accident years 2021 and prior.

Some of the risk factors for the general liability line also affect the E&S casualty lines. These include (i) economic inflation, such as materials and labor costs and (ii) social inflationary trends, such as increased attorney involvement, broader liability findings, and more generous settlement awards. In response to these social inflationary trends, we have been embedding higher severity assumptions in our initial loss ratio estimates, which materialized in 2024.

Over the past several years, we have made operational changes to improve E&S casualty claims processes:

•We created a dedicated E&S claims team, bringing greater expertise and consistency to E&S claims handling.

•We created separate specialized claims teams for "litigated," "non-litigated," and "high exposure" claims.

•We implemented legal operational and expense improvement initiatives, including (i) increasing the use of employed staff counsel lawyers to defend covered claims litigation and (ii) consistent with our duty to defend and manage litigation against our policyholders per the terms and conditions of our policies, we enhanced processes for legal budgeting, expense management, and selection and evaluation of outside policyholder defense counsel.

While we believe these claims operational changes are improving our results and customer experience, they have inherent risks. Changes in claims processes may affect paid and reported development patterns. Our reserve analyses incorporate methods that adjust for these changes, but our estimated reserves have a greater risk of fluctuation.

Other impacts that create additional loss and loss expense reserve uncertainty

Claims Initiative Impacts
Our Claims Department continually identifies areas for improvement and efficiency to increase our policyholder value proposition. These improvements may lead to changes in claims practice that affect average case reserve levels and claims settlement rates, which directly impact the data we use to project ultimate loss and loss expense. While these changes may increase uncertainty in our estimates in the short term, we expect refined claims process management to create longer-term benefits.

Our internal reserve analyses incorporate actuarial projection methods that make adjustments for changes in case reserve adequacy and claims settlement rates. These methods adjust our historical loss experience to the current case adequacy or settlement rate level, providing a more consistent basis for projecting future development patterns. Because these projection methods have their own assumptions and judgments, no single method can be considered definitive.

Unanticipated Changes in Economic Inflation
United States ("U.S.") fiscal and monetary policy and global economic conditions bring additional inflationary trend uncertainty. Changes in inflation affect the ultimate settlement costs for many of our lines of business, with the greatest reserve impact on the longer-tailed lines, such as general liability and workers compensation. Uncertainty about future inflation or deflation creates the potential for additional reserve variability in these lines of business.

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

The importance of any single assumption depends on several considerations, such as line of business and accident year. If the actual experience emerges differently than the assumptions underlying the reserve process, possible changes in our reserve estimates could be material to the results of operations in future periods. We conduct sensitivity tests highlighting potential impacts to loss and loss expense reserves for the major casualty lines of business under different scenarios. These tests consider each assumption and line of business individually without considering correlation between lines of business and accident years. The results (i) do not constitute an actuarial range, (ii) show possible impacts from variations in certain key assumptions, and (iii) offer no assurance that future loss and loss expense emergence will be consistent with our current or alternative assumptions.

Changes in internal and external trends and operational changes may manifest as changes in loss and loss expense development patterns. These patterns are a key assumption in the reserving process, as are the current accident year expected loss and loss expense ratios. These ratios are developed through a rigorous process of projecting recent accident years' experience to an ultimate settlement basis. They then are adjusted to the current accident year's pricing and loss cost levels. The impact of underwriting portfolio and claims handling practice changes is also quantified and reflected where appropriate. Nonetheless, the ultimate loss and loss expense ratios may differ from current estimates.

The two tables below illustrate the sensitivities of loss and loss expense reserves to these key assumptions for the major casualty lines. The first table displays estimated impacts from changes in expected reported loss and loss expense development patterns for our major casualty lines of business. It shows line of business reserve impacts if the actual calendar year incurred amounts are greater or less than current expectations by the selected percentages. While judgmental, the selected percentages by line are based on the reserve range analysis and the actual historical reserve development for the line of business. The second table displays the estimated impacts of changes to the expected loss and loss expense ratios for the current accident year. It shows reserve impacts by line of business if the expected loss and loss expense ratios for the current accident year are greater or less than current expectations by the selected percentages.

Reserve Impacts of Changes to Expected Loss and Loss Expense Reporting Patterns
($ in millions)	Percentage Decrease/Increase	(Decrease) to Future Calendar Year Reported	Increase to Future Calendar Year Reported
General liability	15%	$(425)	$425
Workers compensation	15	(85)	85
Commercial automobile liability	10	(110)	110
Personal automobile liability	15	(20)	20
E&S casualty lines	10	(70)	70

Reserve Impacts of Changes to Current Year Expected Ultimate Loss and Loss Expense Ratios
($ in millions)	Percentage Decrease/Increase		(Decrease) to Current Accident Year Expected Loss and Loss Expense	Increase to Current Accident Year Expected Loss and Loss Expense
General liability	15	pts	$(170)	$170
Workers compensation	10		(35)	35
Commercial automobile liability	10		(75)	75
Personal automobile liability	15		(20)	20
E&S casualty lines	15		(45)	45

There is some overlap between the impacts shown in the tables. For example, increases in the calendar year development would ultimately impact our view of the current accident year's loss and loss expense ratios. However, these tables provide perspective on the sensitivity of each key assumption. While the changes represent outcomes based on reasonably likely changes to our underlying reserving assumptions, they do not represent a range of possible outcomes and our reserves could increase or decrease significantly differently.

Asbestos and Environmental Reserves
Our general liability, businessowners' policies, and homeowners reserves include exposure to asbestos and environmental claims. The emergence of these claims occurs over an extended period and can be unpredictable. The total recorded net loss and loss expense reserves for these claims were $27.4 million as of December 31, 2024, and $19.1 million as of December 31, 2023, with asbestos claims constituting approximately 44% of these reserves in 2024 and 18% in 2023.

Environmental claims have arisen primarily from Standard Commercial Lines policies issued to municipal governments and small non-manufacturing commercial customers for landfill exposures, and Standard Personal Lines homeowners policies related to leaking underground storage tanks. Asbestos claims have arisen primarily from Standard Commercial Lines policies issued to (i) various distributors of asbestos-containing products, such as electrical and plumbing materials and (ii) contractors exposed to or handling asbestos-containing products, such as heating, ventilation, and air conditioning contractors. These claims are handled in a centralized and specialized asbestos and environmental claim unit that establishes case reserves based on each claim's then-known facts and circumstances, which IBNR reserves supplement.

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

Other Latent Exposures
We have other latent and continuous trigger exposures in our ongoing portfolio. Examples include claims for construction defect and abuse or molestation, including in states that have increased and expanded the statute of limitations. We manage our exposure to these liabilities through our underwriting and claims practices, which includes a dedicated claims unit, like we do for asbestos and environmental claims. The impact of social, political, and legal trends on these claims remains highly uncertain, so the development and adequacy of our related loss and loss expense reserves remain highly uncertain. Some of these exposures remain in our ongoing portfolio and are reserved in aggregate, with other exposures within the line of business reserves. We remove other unusual and highly uncertain exposures, like toxic product claims involving diacetyl, lead paint, and silica, from our traditional reserve analysis and undertake a separate review for them.

Investment Valuation and the Allowance for Credit Losses on AFS Fixed Income Securities

Investment Valuation
Accounting guidance defines the fair value of our investment portfolio as the exit price or amount that would be (i) received to sell an asset or (ii) paid to transfer a liability in an orderly transaction between market participants. When determining an exit price, we must rely on observable market data, if available. Most securities in our equity portfolio have readily determinable fair values and are recorded at fair value with changes in unrealized gains or losses recognized through income. Our AFS fixed income securities portfolio is recorded at fair value, and the related unrealized gains or losses are reflected in stockholders' equity, net of tax. For our AFS fixed income securities portfolios, fair value is a key factor in the measurement of (i) losses on securities for which we have the intent to sell and (ii) changes in the allowance for credit losses.

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

Based on these analyses, we recorded an allowance for credit losses on our AFS fixed income securities portfolio of $31.9 million at December 31, 2024, and $28.2 million at December 31, 2023. If the security-specific and macroeconomic assumptions in our DCF analyses or our outlook on the occurrence probability of our DCF model scenarios were to change, our allowance for credit losses and the resulting credit loss expense or benefit will negatively or positively impact our results of operations. Factors considered in determining the allowance for credit losses require significant judgment, including our evaluation of the security's projected cash flow stream.

For additional information regarding our allowance for credit losses on AFS fixed income securities, see item (c) of Note 2. "Summary of Significant Accounting Policies" and item (i) of Note 5. "Investments" within Item 8. "Financial Statements and Supplementary Data." of this Form 10-K, respectively.

Reinsurance
Reinsurance recoverables on paid and unpaid loss and loss expense represent our estimates of the amounts we will recover from reinsurers. Each reinsurance contract is analyzed to ensure sufficient risk is transferred to record the transactions appropriately as reinsurance in the Financial Statements. Amounts recovered from reinsurers are recognized as assets contemporaneously and in a manner consistent with the paid and unpaid losses associated with the underlying policies. An allowance for credit losses on our reinsurance recoverable balance is recorded based on an evaluation of balances due from reinsurers and other available information, including collateral we hold under the terms and conditions of the underlying agreements. Reinsurers often purchase and rely on their retrocessional reinsurance programs to manage their capital position and improve their financial strength ratings. Details about retrocessional reinsurance programs are not always transparent, making it difficult to assess our reinsurers' exposure to counterparty credit risk. Other factors impact our reinsurer's credit quality, such as their reserve adequacy, investment portfolio, regulatory capital position, catastrophe aggregations, and risk management practices. In addition, contractual language interpretations and willingness to pay valid claims can impact our allowance for estimated uncollectible reinsurance. Our allowance for estimated uncollectible reinsurance was $2.0 million at December 31, 2024, and $1.7 million at December 31, 2023. We continually monitor developments that may impact recoverability from our reinsurers, for which we have contractual remedies, if necessary. For further information regarding reinsurance, see the "Reinsurance" section below in "Results of Operations and Related Information by Segment" and Note 9. "Reinsurance" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Financial Highlights of Results for Years Ended December 31, 2024, 2023, and 20221

			2024			2023
($ in thousands, except per share amounts)	2024	2023	vs. 2023		2022	vs. 2022
Financial Data:
Revenues	$4,861,664	4,232,106	15%		$3,558,062	19%
After-tax net investment income	362,616	309,535	17		232,199	33
After-tax underwriting income (loss)	(104,745)	104,911	(200)		131,774	(20)
Net income (loss) before federal income tax	258,034	458,412	(44)		280,186	64
Net income (loss)	207,012	365,238	(43)		224,886	62
Net income (loss) available to common stockholders	197,812	356,038	(44)		215,686	65

Key Metrics:
Combined ratio	103.0%	96.5	6.5	pts	95.1%	1.4	pts
Invested assets per dollar of common stockholders' equity	$3.31	3.16	5%		$3.37	(6)%
Annualized after-tax yield on investment portfolio	4.0%	3.7	0.3	pts	2.9%	0.8	pts
Return on common equity ("ROE")	7.0	14.3	(7.3)		8.8	5.5
Net premiums written to statutory surplus ratio	$1.60	1.51	6%		$1.44	5%

Per Common Share Amounts:
Diluted net income (loss) per share	$3.23	5.84	(45)%		$3.54	65%
Book value per share	47.99	45.42	6		38.57	18
Dividends declared per share to common stockholders	1.43	1.25	14		1.14	10

Non-GAAP Information[2]:
Non-GAAP operating income (loss)	$200,141	358,844	(44)%		$306,384	17%
Non-GAAP operating income (loss) per diluted common share	3.27	5.89	(44)		5.03	17
Non-GAAP operating ROE	7.1%	14.4	(7.3)	pts	12.4%	2.0	pts
Adjusted book value per common share	$52.10	50.03	4%		$45.49	10%
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

Reconciliations of our GAAP to non-GAAP measures are provided in the tables below:

Reconciliation of net income (loss) available to common stockholders to non-GAAP operating income (loss)
($ in thousands)	2024	2023	2022
Net income (loss) available to common stockholders	$197,812	356,038	215,686
Net realized and unrealized investment (gains) losses included in net income, before tax	2,949	3,552	114,808
Tax on reconciling items	(620)	(746)	(24,110)
Non-GAAP operating income (loss)	$200,141	358,844	306,384

Reconciliation of net income (loss) available to common stockholders per diluted common share to non-GAAP operating income (loss) per diluted common share	2024	2023	2022
Net income (loss) available to common stockholders per diluted common share	$3.23	5.84	3.54
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	0.05	0.06	1.89
Tax on reconciling items	(0.01)	(0.01)	(0.40)
Non-GAAP operating income (loss) per diluted common share	$3.27	5.89	5.03

Reconciliation of ROE to non-GAAP operating ROE	2024	2023	2022
ROE	7.0%	14.3	8.8
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	0.1	0.1	4.7
Tax on reconciling items	—	—	(1.1)
Non-GAAP operating ROE	7.1%	14.4	12.4

Reconciliation of book value per common share to adjusted book value per common share	2024	2023	2022
Book value per common share	$47.99	45.42	38.57
Total unrealized investment (gains) losses included in accumulated other comprehensive income (loss), before tax	5.21	5.83	8.75
Tax on reconciling items	(1.10)	(1.22)	(1.83)
Adjusted book value per common share	$52.10	50.03	45.49

The components of our ROE and non-GAAP operating ROE are as follows:

ROE Components			2024			2023
	2024	2023	vs. 2023		2022	vs. 2022
Standard Commercial Lines segment	(4.0)%	5.0	(9.0)	pts	4.6	0.4	pts
Standard Personal Lines segment	(1.1)	(2.5)	1.4		(0.2)	(2.3)
E&S Lines segment	1.4	1.7	(0.3)		1.0	0.7
Total insurance operations	(3.7)	4.2	(7.9)		5.4	(1.2)

Net investment income earned	12.8	12.4	0.4		9.4	3.0
Net realized and unrealized investment gains (losses)	(0.1)	(0.1)	—		(3.6)	3.5
Total investments segment	12.7	12.3	0.4		5.8	6.5

Other	(2.0)	(2.2)	0.2		(2.4)	0.2

ROE	7.0	14.3	(7.3)		8.8	5.5
Net realized and unrealized investment (gains) losses, after tax	0.1	0.1	—		3.6	(3.5)
Non-GAAP operating ROE	7.1%	14.4	(7.3)		12.4	2.0
In 2024, we generated an ROE of 7.0% compared to 14.3% in 2023. Our non-GAAP operating ROE of 7.1% in 2024 was below our target non-GAAP operating ROE of 12% and below our 2023 non-GAAP operating ROE of 14.4%. Investment performance was strong in 2024 and contributed 12.8 points to ROE; however, an after-tax underwriting loss reduced our ROE by 3.7 points in 2024, a reduction of 7.9 points when compared to 2023.

The after-tax underwriting loss in 2024 compared to income in 2023 was primarily attributable to unfavorable prior year casualty reserve development in 2024. We recorded $311.0 million of unfavorable prior year casualty reserve development in 2024, compared to $6.5 million of favorable prior year casualty reserve development in 2023. Development in 2024 included $316.0 million in the general liability line of business in our Standard Commercial Lines segment for accident years 2020 and subsequent, with most of the actions for accident years 2022 and 2023. We believe that current market conditions and environmental factors, most notably social inflation, are impacting us more than historically. As a commercial lines-focused underwriter with a higher mix of casualty business, we recognize this social inflationary environment has increased loss severities. Reflecting these trends, current year casualty loss costs were 1.4 combined ratio points higher in 2024 compared to 2023.

For additional qualitative discussion on prior year casualty reserve development, refer to the insurance segment sections below.

Outlook
Although our 2024 ROE was below our target, we ended the year with a strong capital position and the financial flexibility to execute our strategy of disciplined, profitable growth. In recent years, we made strategic investments to expand our runway for profitable growth. These included adding eight states to our Standard Commercial Lines footprint, organically growing within our existing footprint, and investing in technology. These investments better position us to scale our business effectively with a focus on operational efficiency. Our reserving actions, pricing response, and progress on our strategic priorities in 2024 have us well-positioned to quickly return to delivering operating ROEs at or better than our 12% target.

Our granular approach to managing renewal pure price and retention coupled with our unique field model, the strength of our distribution partner relationships, and focus on customer experience continue to differentiate us in the market. In this uncertain environment, we are focused on rate and non-rate actions to drive underwriting profitability while prudently growing the business, including:

•Standard Commercial Lines
◦Achieving overall Standard Commercial Lines renewal pure price increases that reflect forward loss trend expectations;

◦Implementing underwriting refinements in our general liability line of business, including managing limits and coverage grants in challenging jurisdictions, driving improved terms and conditions, and focusing production on better-performing classes of business;
◦Continuing to expand our Standard Commercial Lines market share by (i) increasing our share towards a 12% target of our agents' premiums and (ii) strategically appointing new agents; and
◦Expanding our geographic footprint. In 2024, we entered Maine, Nevada, Oregon, Washington, and West Virginia, now covering 35 states and the District of Columbia. We expect to write new business in Kansas, Montana, and Wyoming over the next two years. After that, our pace of geographic expansion should moderate as we move closer to our goal of operating our Standard Commercial Lines business with a near national footprint.

•Standard Personal Lines
◦Continuing to refine our underwriting approach and pricing factors and achieving overall Standard Personal Lines renewal pure price increases that exceed loss trends;
◦Continuing to grow our mass affluent customer base in states where we have filed and obtained approvals of adequate rates; and
◦Continuing to seek improved homeowners line of business profitability by expanding the use of new policy terms and conditions, including (i) coverage for older roofs based on depreciation schedules rather than replacement cost and (ii) implementing mandatory wind/hail deductibles in states exposed to severe convective storms, where law permits.

•E&S Lines
◦Achieving E&S Lines renewal pure price increases that reflect forward loss trend expectations; and
◦Continuing to invest in product expansion, risk evaluation, and operational efficiency for small and middle market E&S lines accounts.

For 2025, our full-year expectations are as follows:

•A GAAP combined ratio of 96% to 97%, including net catastrophe losses of 6 points. Our combined ratio estimate assumes no prior year casualty reserve development;
•After-tax net investment income of $405 million;
•An overall effective tax rate of 21.5%; and
•Weighted average shares of 61.5 million on a fully diluted basis.

Results of Operations and Related Information by Segment

Insurance Operations
The following table provides quantitative information for analyzing the combined ratio:

All Lines			2024 vs. 2023			2023 vs. 2022
($ in thousands)	2024	2023			2022
Insurance Operations Results:
NPW	$4,630,001	4,134,532	12%		$3,573,590	16%
NPE	4,376,447	3,827,606	14		3,373,380	13
Less:
Loss and loss expense incurred	3,164,484	2,484,285	27		2,111,778	18
Net underwriting expenses incurred	1,338,047	1,203,767	11		1,089,942	10
Dividends to policyholders	6,504	6,755	(4)		4,858	39
Underwriting income (loss)	$(132,588)	132,799	(200)%		$166,802	(20)%
Combined Ratios:
Loss and loss expense ratio	72.3%	64.9	7.4	pts	62.7%	2.2	pts
Underwriting expense ratio	30.6	31.4	(0.8)		32.3	(0.9)
Dividends to policyholders ratio	0.1	0.2	(0.1)		0.1	0.1
Combined ratio	103.0	96.5	6.5		95.1	1.4

The NPW growth of 12% in 2024 compared to 2023 included:

($ in millions)	2024	2023	2022
Direct new business premiums	$994.3	923.5	731.7
Renewal pure price increases	9.5%	6.8	5.1

Our NPW growth in 2024 also benefited from (i) exposure growth on renewal policies and (ii) stable retention in our Standard Commercial Lines and E&S Lines.

The increase in NPE in 2024 compared to 2023 resulted from the same impacts to NPW described above.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

			2024 vs. 2023			2023 vs. 2022
($ in thousands)	2024	2023			2022
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$311,000	(6,500)	(4,885)%		(86,000)	(92)%
Current year casualty loss costs	1,887,374	1,595,891	18		1,433,982	11
Net catastrophe losses	284,503	244,510	16		145,926	68
Non-catastrophe property loss and loss expenses	681,607	650,384	5		617,870	5
Total loss and loss expense incurred	3,164,484	2,484,285	27		2,111,778	18

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	7.1%	(0.2)	7.3	pts	(2.5)	2.3	pts
Current year casualty loss costs	43.1	41.7	1.4		42.6	(0.9)
Net catastrophe losses	6.5	6.4	0.1		4.3	2.1
Non-catastrophe property loss and loss expenses	15.6	17.0	(1.4)		18.3	(1.3)
Total loss and loss expense incurred	72.3	64.9	7.4		62.7	2.2

Prior Year Casualty Reserve Development and Current Year Casualty Loss Costs
The loss and loss expense ratio increased 7.4 points in 2024 compared to 2023, primarily driven by:

•An increase of 7.3 points in unfavorable prior year casualty reserve development in 2024 compared to 2023. In 2024, we recorded $311 million of unfavorable prior year casualty reserve development compared to $6.5 million, or 0.2 points, of favorable prior year casualty reserve development in 2023. Our 2024 calendar year actions were predominantly in the general liability line for accident years 2020 and subsequent, with most of the actions for accident years 2022 and 2023; and
•An increase of 1.4 points in current year casualty loss costs in 2024 compared to 2023, primarily due to increased loss trend expectations and higher prior-year severity assumptions related to the impacts of social inflation on our general liability and E&S casualty lines of business.

Details of the prior year casualty reserve development by reportable segment and line of business were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development
($ in millions)	2024	2023	2022
General liability	$316.0	55.0	(5.0)
Commercial automobile	20.0	4.0	15.0
Workers compensation	(45.0)	(74.5)	(70.0)
Businessowners' policies	—	—	(11.0)
Bonds	(5.0)	—	(10.0)
Total Standard Commercial Lines	286.0	(15.5)	(81.0)

Homeowners	(5.0)	—	—
Personal automobile	10.0	14.0	—
Total Standard Personal Lines	5.0	14.0	—

E&S	20.0	(5.0)	(5.0)

Total (favorable) unfavorable prior year casualty reserve development	$311.0	(6.5)	(86.0)

The 2024 unfavorable prior year casualty reserve development by line of business was driven by the following:
•General liability - increased severities in accident years 2020 and subsequent, with most of the actions for accident years 2022 and 2023, due to impacts from social inflation;
•Commercial automobile - increased severities in accident year 2023;
•Personal automobile - increased severities in accident years 2022 through 2023; and
•E&S casualty - increased severities in accident years 2023 and prior.

Favorable prior year casualty reserve development on our workers' compensation, bonds, and homeowners lines of business provided a partial offset to the items above. The favorable prior year casualty reserve development on the workers compensation line was primarily driven by improved severities in accident years 2022 and prior.

The 2023 favorable prior year casualty reserve development was primarily driven by favorable development on our workers compensation line of business, due to improved loss severities driven by continued favorable medical cost trends in accident years 2021 and prior. Partially offsetting this favorable development was unfavorable development on our general liability and personal automobile lines of business. The unfavorable prior year development on (i) general liability was primarily driven by increased loss severities in accident years 2015 through 2020 attributable to social inflation and (ii) personal automobile was primarily driven by increased loss severities in accident year 2022.

For additional qualitative discussion on prior year casualty reserve development and current year casualty loss costs, refer to the insurance segment sections below.

Property Losses
Net catastrophe and non-catastrophe property losses reduced the loss and loss expense ratio by 1.3 points in the aggregate in 2024 compared to 2023. The non-catastrophe property loss and loss expense ratio was 1.4 points lower in 2024 compared to 2023, reflecting (i) the earned impact of higher renewal pure price increases in 2024, (ii) lower claim frequencies, and (iii) variability from period to period of non-catastrophe weather. Net catastrophe losses were in line with last year, with the single largest event being Hurricane Helene for $85.0 million, or 1.9 points. Hurricane Helene occurred in late September 2024 and primarily impacted states in our Southeastern footprint.

For additional qualitative discussion on non-catastrophe property loss and loss expenses, refer to the insurance segment sections below.

Underwriting Expenses
The underwriting expense ratio was 0.8 points lower in 2024 compared to 2023, primarily due to lower expected profit-based employee compensation and growth in premium outpacing growth in underwriting expenses.

Standard Commercial Lines Segment

			2024 vs. 2023			2023 vs. 2022
($ in thousands)	2024	2023			2022
Insurance Segments Results:
NPW	$3,632,113	3,281,319	11%		$2,901,984	13%
NPE	3,447,556	3,071,784	12		2,739,819	12
Less:
Loss and loss expense incurred	2,501,615	1,919,204	30		1,683,988	14
Net underwriting expenses incurred	1,084,420	988,519	10		907,277	9
Dividends to policyholders	6,504	6,755	(4)		4,858	39
Underwriting income (loss)	$(144,983)	157,306	(192)%		$143,696	9%
Combined Ratios:
Loss and loss expense ratio	72.5%	62.5	10.0	pts	61.5%	1.0	pts
Underwriting expense ratio	31.5	32.2	(0.7)		33.1	(0.9)
Dividends to policyholders ratio	0.2	0.2	—		0.2	—
Combined ratio	104.2	94.9	9.3		94.8	0.1

NPW growth of 11% in 2024 compared to 2023 included:

	For the Year Ended December 31,
($ in millions)	2024	2023
Direct new business premiums	$619.1	$597.5
Retention	85%	85
Renewal pure price increases on NPW	8.3	7.0
In addition, NPW growth in 2024 benefited from strong exposure growth on renewal policies.

The increase in NPE in 2024 compared to 2023 resulted from the same impacts to NPW described above.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

($ in thousands)	2024	2023	Change
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$286,000	(15,500)	(1,945)%
Current year casualty loss costs	1,574,532	1,322,593	19
Net catastrophe losses	181,546	150,518	21
Non-catastrophe property loss and loss expenses	459,537	461,593	—
Total loss and loss expense incurred	2,501,615	1,919,204	30

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	8.3%	(0.5)	8.8	pts
Current year casualty loss costs	45.6	43.1	2.5
Net catastrophe losses	5.3	4.9	0.4
Non-catastrophe property loss and loss expenses	13.3	15.0	(1.7)
Total loss and loss expense incurred	72.5	62.5	10.0

Prior Year Casualty Reserve Development and Current Year Casualty Loss Costs
The loss and loss expense ratio increased 10.0 points in 2024 compared to 2023, primarily driven by:

•An increase of 8.8 points in unfavorable prior year casualty reserve development in 2024 compared to 2023. In 2024, we recorded $286.0 million of unfavorable prior year casualty reserve development compared to $15.5 million, or 0.5 points, of favorable prior year casualty reserve development in 2023. Our 2024 calendar year actions were predominantly in the general liability line for accident years 2020 and subsequent, with most of the actions for accident years 2022 and 2023; and

•An increase of 2.5 points in current year casualty loss costs in 2024 compared to 2023, primarily due to increased loss trend expectations and higher prior-year severity assumptions related to the impacts of social inflation on our general liability line.

Details of the prior year casualty reserve development by line of business were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development
($ in millions)	2024	2023	2022
General liability	$316.0	55.0	(5.0)
Commercial automobile	20.0	4.0	15.0
Workers compensation	(45.0)	(74.5)	(70.0)
Businessowners' policies	—	—	(11.0)
Bonds	(5.0)	—	(10.0)
Total Standard Commercial Lines	286.0	(15.5)	(81.0)

Refer to the line of business sections below for qualitative discussion on the significant drivers of unfavorable prior year casualty reserve development and current year casualty loss costs.

Property Losses
Net catastrophe and non-catastrophe property losses reduced the loss and loss expense ratio by 1.3 points in the aggregate in 2024 compared to 2023. The non-catastrophe property loss and loss expense ratio was 1.7 points lower in 2024 compared to 2023, reflecting (i) the earned impact of higher renewal pure price increases in 2024, (ii) lower claim frequencies, and (iii) variability from period to period of non-catastrophe weather. Net catastrophe losses were 0.4 points higher than last year, driven by Hurricane Helene, our single largest event in 2024, resulting in $65.5 million, or 1.9 points.

Refer to the line of business sections below for qualitative discussion on the significant drivers of non-catastrophe property loss and loss expenses.

Underwriting Expenses
The underwriting expense ratio was 0.7 points lower in 2024 compared to 2023, primarily due to lower expected profit-based employee compensation and growth in premium outpacing growth in underwriting expenses.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
($ in thousands)	2024	2023	2024 vs. 2023[1]		2022	2023 vs. 2022[1]
NPW	$1,183,194	1,087,079	9%		$958,121	13%
Direct new business	179,921	179,047	n/a		151,005	n/a
Retention	86%	85	n/a		85%	n/a
Renewal pure price increases	8.6	5.4	n/a		4.5	n/a
NPE	$1,125,491	1,020,362	10%		$902,428	13%
Underwriting income (loss)	(295,876)	70,806	(518)		104,517	(32)
Combined ratio	126.3%	93.1	33.2	pts	88.4%	4.7	pts
% of total Standard Commercial Lines NPW	33	33			33
1n/a: not applicable.

NPW grew 9% in 2024 compared to 2023, benefiting from renewal pure price increases, exposure growth on renewal policies, and strong retention.

The combined ratio was 33.2 points higher in 2024 compared to 2023, primarily driven by the following:

($ in thousands)	2024	2023	Change
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$316,000	55,000	475%
Current year casualty loss costs	754,676	571,207	32
Total loss and loss expense incurred	1,070,676	626,207	71

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	28.1%	5.4	22.7	pts
Current year casualty loss costs	67.0	56.0	11.0
Total loss and loss expense incurred	95.1	61.4	33.7

The general liability line of business has experienced a long-term historical trend of meaningful severity increases that have been partially offset by claim frequency decreases. Prior-year severities have developed adversely. Although we saw these trends primarily impact the pre-pandemic period in 2023, we have seen elevated severity escalation extend into the more recent accident years during 2024. We attribute the increased severities to elevated social inflation, which we view as an industry dynamic characterized by higher claimant propensity for attorney representation and litigation, longer settlement times, and higher settlement values. We are closely monitoring specific jurisdictions with expanded liability definitions and interpretations and higher damage awards for loss trend impact and broader industry trends.

Although we planned for higher expected loss trends, claim emergence in 2024 exceeded our expectations. In response to these unfavorable trends due to the impact of social inflation, we recorded unfavorable prior year casualty reserve development of $316.0 million in 2024 for accident years 2020 and subsequent, with most actions for accident years 2022 and 2023. Additionally, current year casualty loss costs were 11.0 points higher in 2024 compared to 2023, primarily due to increased loss trend expectations and higher prior-year severity assumptions. If severities continue to emerge higher than expected, this line's ultimate loss estimates could be adversely impacted.

We believe that social inflation and elevated loss trends are an industry dynamic, which may lead to an acceleration of rate increases in this line of business for the industry and us. Given the consistency in our underwriting appetite and risk profile over time, we have focused our actions primarily on prudent underwriting and achieving additional rate. Our renewal pure price increase in this line of business accelerated to 8.6% in 2024, up from 5.4% in 2023.

Despite the adverse emergence in general liability, we remain comfortable with the composition and quality of our underwriting portfolio. While rate increases will continue to be the primary focus for profitability improvement, we are also making underwriting refinements, including managing limits and coverage grants in challenging jurisdictions, driving improved terms and conditions, and focusing production on better-performing classes of business.

Commercial Automobile
			2024 vs. 2023[1]			2023 vs. 2022[1]
($ in thousands)	2024	2023			2022
NPW	$1,121,488	976,888	15%		$860,116	14%
Direct new business	164,329	147,242	n/a		125,129	n/a
Retention	86%	86	n/a		86%	n/a
Renewal pure price increases	10.7	9.8	n/a		8.1	n/a
NPE	$1,058,228	916,140	16%		$812,306	13%
Underwriting income (loss)	2,474	(33,724)	107		(63,112)	47
Combined ratio	99.8%	103.7	(3.9)	pts	107.8%	(4.1)	pts
% of total Standard Commercial Lines NPW	31	30			30
1n/a: not applicable.

NPW grew 15% in 2024 compared to 2023, benefiting from renewal pure price increases, strong retention, and higher direct new business. This strong retention and higher direct new business contributed to a 5% growth of in-force vehicle counts as of December 31, 2024, compared to December 31, 2023.

The combined ratio was 3.9 points lower in 2024 compared to 2023, primarily driven by the following:

($ in thousands)	2024	2023	Change
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$20,000	4,000	400%
Current year casualty loss costs	544,691	489,463	11
Net catastrophe losses	8,646	5,038	72
Non-catastrophe property loss and loss expenses	172,094	177,803	(3)
Total loss and loss expense incurred	745,431	676,304	10

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	1.9%	0.4	1.5	pts
Current year casualty loss costs	51.5	53.5	(2.0)
Net catastrophe losses	0.8	0.5	0.3
Non-catastrophe property loss and loss expenses	16.3	19.4	(3.1)
Total loss and loss expense incurred	70.5	73.8	(3.3)

Non-catastrophe property loss and loss expenses in 2024 were lower compared to 2023, primarily due to (i) the earned impact of higher renewal pure price increases in 2024 and (ii) lower claim frequencies. In addition, the current year casualty loss costs ratio was 2.0 points lower in 2024 compared to 2023, primarily driven by the earned impact of higher renewal pure price increases in 2024.

Partially offsetting the favorable combined ratio drivers mentioned above, was unfavorable prior year casualty reserve development in 2024, primarily due to increased severities in accident year 2023. The 2023 unfavorable prior year casualty reserve development was primarily due to increased loss expenses in accident years 2022 and prior.

Commercial Property[1]
				2024 vs. 2023[2]			2023 vs. 2022[2]
($ in thousands)	2024		2023		2022
NPW	$739,500		648,753	14%	$535,666		21%
Direct new business	152,248		147,358	n/a	118,470		n/a
Retention	84%		84	n/a	84%		n/a
Renewal pure price increases	10.0		9.8	n/a	6.2		n/a
NPE	$685,568		586,267	17%	$495,647		18%
Underwriting income (loss)	53,331		10,765	395	(7,015)		253
Combined ratio	92.2	pts	98.2	(6.0)	101.4	pts	(3.2)
% of total Standard Commercial Lines NPW	20		20		18
1includes Inland Marine.
2n/a: not applicable.

NPW grew 14% in 2024 compared to 2023 benefiting from renewal pure price increases, strong retention, and exposure growth on renewal policies.

The combined ratio was 6.0 points lower in 2024 compared to 2023, primarily driven by the following:

($ in millions)	Non-Catastrophe Property Loss and Loss Expenses			Net Catastrophe Losses			Total Impact on Loss and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2024	$245.0	35.7	pts	$146.4	21.3	pts	57.0	(4.6)
2023	233.4	39.8		127.9	21.8		61.6	(2.1)

Non-catastrophe property loss and loss expense ratios were lower in 2024 compared to 2023, reflecting (i) the earned impact of higher renewal pure price increases in 2024 and (ii) the continued variability from period to period normally associated with the commercial property line of business. We continue to manage our long-term profitability through (i) price increases and (ii) targeted underwriting actions, including an ongoing focus on appropriate policy terms and conditions and achieving accurate insurance-to-value ratios, in part, by using automated aerial imagery solutions.

In addition, the underwriting expense ratio was 1.4 points lower in 2024 compared to 2023, as discussed in the "Standard Commercial Lines Segment" section above.

Workers Compensation
			2024 vs. 2023[1]			2023 vs. 2022[1]
($ in thousands)	2024	2023			2022
NPW	$320,608	338,123	(5)%		$340,802	(1)%
Direct new business	54,520	63,703	n/a		61,726	n/a
Retention	84%	84	n/a		86%	n/a
Renewal pure price increases (decreases)	(2.8)	(1.5)	n/a		(0.5)	n/a
NPE	$327,725	333,669	(2)%		$335,955	(1)%
Underwriting income (loss)	57,724	95,397	(39)		91,087	5
Combined ratio	82.4%	71.4	11.0	pts	72.9%	(1.5)	pts
% of total Standard Commercial Lines NPW	9	12			12
1n/a: not applicable.

NPW decreased 5% in 2024 compared to 2023, primarily due to renewal pure price decreases and a reduction in direct new business.

The combined ratio was 11.0 points higher in 2024 compared to 2023, primarily due to the following:

($ in millions)	(Favorable)/Unfavorable Prior Year Casualty Reserve Development			Unfavorable/(Favorable) Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2024	$(45.0)	(13.7)	pts	8.6
2023	(74.5)	(22.3)		(1.5)

The favorable prior year casualty reserve development in 2024 was primarily due to improved loss severities in accident years 2022 and prior. The favorable prior year casualty reserve development in 2023 was primarily due to improved loss severities driven by continued favorable medical cost trends in accident years 2021 and prior.

In addition, the combined ratio was adversely impacted by an increase in current year casualty loss costs of 3.2 points in 2024, primarily driven by loss trend outpacing rate level reductions associated with workers compensation rating bureau loss cost reductions.

Standard Personal Lines Segment

			2024 vs. 2023			2023 vs. 2022
($ in thousands)	2024	2023			2022
Insurance Segments Results:
NPW	$430,725	414,585	4%		$319,059	30%
NPE	424,917	365,213	16		299,405	22
Less:
Loss and loss expense incurred	364,601	353,185	3		231,113	53
Net underwriting expenses incurred	99,801	91,291	9		75,485	21
Underwriting income (loss)	$(39,485)	(79,263)	50%		$(7,193)	(1,002)%
Combined Ratios:
Loss and loss expense ratio	85.8%	96.7	(10.9)	pts	77.2%	19.5	pts
Underwriting expense ratio	23.5	25.0	(1.5)		25.2	(0.2)
Combined ratio	109.3	121.7	(12.4)		102.4	19.3

NPW increased 4% in 2024 compared to 2023, primarily due to renewal pure price increases, exposure growth on renewal policies, and higher average policy sizes from our mass affluent market strategy, partially offset by reductions in direct new business and retention. The reduction in direct new business premiums was primarily due to a decrease in new policy counts, which were down 51% in 2024 compared to 2023. These reductions, and the reduction in retention illustrated in the table below, resulted from the rate increases we are implementing as part of our overall profit improvement plan.

($ in millions)	2024	2023
Direct new business premiums[1]	$72.6	$116.5
Retention	77%	87
Renewal pure price increases on NPW	20.6	5.2
1Excludes our flood direct premiums written, which is 100% ceded to the NFIP and therefore, has no impact on our NPW.

In recent years, we've been taking aggressive actions to improve the profitability of this business by prioritizing additional rate filings to attain premiums in line with current loss costs, and further refining our pricing factors. These filed rate increases began to take effect early in 2023 and increased in number and magnitude throughout 2023 and 2024. In 2025, we expect rate changes to remain above loss trends but will moderate compared to the filed rate increases in 2023 and 2024. Renewal pure prices increased 20.6% in 2024, a direct outcome of these actions. In addition, we are continuing to seek improved profitability within our homeowners line of business by expanding the use of new policy terms and conditions, including (i) coverage for older roofs based on a schedule of factors rather than replacement cost and (ii) implementing mandatory wind/hail deductibles in states exposed to severe convective storms, where allowed by law.

The increase in NPE in 2024 compared to 2023 resulted from the same impacts on NPW discussed above.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

($ in thousands)	2024	2023	Change
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$5,000	14,000	(64)%
Current year casualty loss costs	115,591	112,980	2
Net catastrophe losses	79,965	69,315	15
Non-catastrophe property loss and loss expenses	164,045	156,890	5
Total loss and loss expense incurred	364,601	353,185	3

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	1.2%	3.8	(2.6)	pts
Current year casualty loss costs	27.2	30.9	(3.7)
Net catastrophe losses	18.8	19.0	(0.2)
Non-catastrophe property loss and loss expenses	38.6	43.0	(4.4)
Total loss and loss expense incurred	85.8	96.7	(10.9)

Prior Year Casualty Reserve Development and Current Year Casualty Loss Costs
The loss and loss expense ratio decreased 10.9 points in 2024 compared to 2023, primarily driven by (i) a decrease of 2.6 points in unfavorable prior year casualty reserve development in 2024 compared to 2023 and (ii) a decrease of 3.7 points in current year casualty loss costs in 2024 compared to 2023. The decrease in current year casualty loss costs in 2024 compared to 2023 was primarily due to (i) significant rate increases, and (ii) a 1.0-point increase in flood claims handling fees related to Hurricane Helene from our participation in the NFIP.

Details of the prior year casualty reserve development by line of business were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development
($ in millions)	2024	2023
Homeowners	$(5.0)	—
Personal automobile	10.0	14.0
Total Standard Personal Lines	5.0	14.0

Prior year casualty reserve development in 2024 included $10.0 million of unfavorable development in personal automobile, primarily driven by increased loss severities in accident years 2022 through 2023. This was partially offset by $5.0 million of favorable development in homeowners, primarily due to lower loss severities in accident years 2021 and prior.

The unfavorable prior year casualty reserve development in 2023 was primarily attributable to increased loss severities in accident year 2022 on our personal automobile line of business.

Property Losses
Net catastrophe and non-catastrophe property losses reduced the loss and loss expense ratio by 4.6 points in the aggregate in 2024 compared to 2023. Non-catastrophe property loss and loss expense ratios were lower in 2024 compared to 2023 due to (i) the earned impact of higher renewal pure price increases in 2024 and (ii) variability from period to period of non-catastrophe weather. Net catastrophe losses were in line with last year and included $17.4 million, or 4.1 points, related to Hurricane Helene.

Underwriting Expenses
The underwriting expense ratio was 1.5 points lower in 2024 compared to 2023, primarily due to lower profit-based employee compensation and growth in premiums earned outpacing growth in underwriting expenses.

E&S Lines Segment

($ in thousands)	2024	2023	2024 vs. 2023		2022	2023 vs. 2022
Insurance Segments Results:
NPW	$567,163	438,628	29%		$352,547	24%
NPE	503,974	390,609	29		334,156	17
Less:
Loss and loss expense incurred	298,268	211,896	41		196,677	8
Net underwriting expenses incurred	153,826	123,957	24		107,180	16
Underwriting income (loss)	$51,880	54,756	(5)%		$30,299	81%
Combined Ratios:
Loss and loss expense ratio	59.2%	54.3	4.9	pts	58.8%	(4.5)	pts
Underwriting expense ratio	30.5	31.7	(1.2)		32.1	(0.4)
Combined ratio	89.7	86.0	3.7		90.9	(4.9)

NPW growth of 29% in 2024 compared to 2023 included:

($ in millions)	2024	2023
Direct new business premiums	$302.6	209.5
Renewal pure price increases on NPW	7.2%	6.9

In addition, NPW growth in 2024 benefited from both property and casualty exposure growth on renewal policies and higher rates per exposure.

The increase in NPE in 2024 compared to 2023 resulted from the same impacts to NPW discussed above.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

($ in thousands)	2024	2023	Change
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$20,000	(5,000)	(500)%
Current year casualty loss costs	197,251	160,318	23
Net catastrophe losses	22,992	24,677	(7)
Non-catastrophe property loss and loss expenses	58,025	31,901	82
Total loss and loss expense incurred	298,268	211,896	41

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	4.0%	(1.3)	5.3	pts
Current year casualty loss costs	39.1	41.1	(2.0)
Net catastrophe losses	4.6	6.3	(1.7)
Non-catastrophe property loss and loss expenses	11.5	8.2	3.3
Total loss and loss expense incurred	59.2	54.3	4.9

The loss and loss expense ratio increased 4.9 points in 2024 compared to 2023, primarily driven by an increase of 5.3 points in unfavorable prior year casualty reserve development in 2024 compared to 2023. The unfavorable prior year casualty reserve development in 2024 was primarily due to increased loss severities in accident years 2023 and prior, driven by the broad-reaching impacts of social inflation. While we have been embedding higher severity assumptions in our initial loss ratio estimates in response to these inflationary trends, emergence exceeded those levels during the year. The favorable prior year casualty reserve development in 2023 was primarily due to improved loss severities in accident years 2021 and prior.

The loss and loss expense ratio was also unfavorably impacted by property losses as net catastrophe and non-catastrophe property losses increased the ratio by 1.6 points in the aggregate for 2024 compared to 2023. We experienced higher non-catastrophe property loss and loss expense in 2024 compared to 2023 of 3.3 points, primarily due to the impact of large fire losses, reflecting the continued period to period variability normally associated with our E&S property line of business. Partially offsetting the increase in non-catastrophe property losses was a decrease in net catastrophe losses in 2024 compared to 2023 of 1.7 points. While our footprint was impacted by a greater number of Property Claim Services-named events in 2024, we experienced lower claim severities compared to 2023.

Partially offsetting these items was a decrease of 2.0 points in current year casualty loss cost in 2024 compared to 2023, primarily due to the mix of business between our property and casualty lines of business. Our E&S property line of business historically has a lower loss ratio compared to our E&S casualty line of business and represented a more significant portion of this segment in 2024 compared to 2023.

Underwriting Expenses
The underwriting expense ratio was 1.2 points lower in 2024 compared to 2023, primarily due to premium growth outpacing underwriting expense.

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

The following illustrates the pooling percentages by Insurance Subsidiary as of December 31, 2024:

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

Consequently, our reinsurers present us with direct, indirect, and contingent counterparty credit risk. We attempt to mitigate this credit risk by (i) pursuing relationships with reinsurers rated "A-" or higher by AM Best and/or (ii) obtaining collateral to secure reinsurance obligations. Some of our reinsurance treaties permit us to terminate or commute them – or require the reinsurer to post collateral if the reinsurer's financial condition or rating deteriorates. We monitor our reinsurers' financial condition and review the quality of reinsurance recoverables and reserves for uncollectible reinsurance. For additional information regarding our reinsurance counterparty credit risk, see Note 9. "Reinsurance" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Our reinsurance program has contracts that separately cover our property and casualty insurance business and can be categorized as follows:

•Property Reinsurance, which includes our (i) property per risk excess of loss treaties purchased for protection against large individual property losses and (ii) property catastrophe treaties and a property catastrophe bond transaction to provide protection for the overall property portfolio against severe catastrophic events. We also purchase a limited amount of facultative reinsurance, primarily for large individual property risks greater than our property per risk excess of loss treaty capacity.

•Casualty Reinsurance, which provides protection for both individual large casualty losses and catastrophic casualty losses involving multiple claimants or insureds. We also may use (i) facultative reinsurance, primarily for large individual casualty risks in excess of our treaty capacity and (ii) quota share capacity for certain new or higher severity casualty lines of business.

•Terrorism Reinsurance, which provides a federal reinsurance backstop, behind the protection built into our property and casualty reinsurance treaties, for terrorism losses covered under the Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA"). For further information about TRIPRA, see Item 1A. “Risk Factors.” of this Form 10-K.

•Flood Reinsurance, for which all of the premiums and losses related to our participation in the WYO (for which we also receive a servicing fee) are 100% ceded to the federal government.

Property Reinsurance
The following table summarizes our property reinsurance program:

PROPERTY REINSURANCE ON INSURANCE PRODUCTS
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Property Catastrophe Excess of Loss (covers all insurance operations)	$1.3 billion above $100 million retention treaty that responds on per occurrence basis in four layers:	All nuclear, biological, chemical, and radioactive ("NBCR") losses are excluded regardless of whether or not they are certified under TRIPRA. Please see Item 1A. “Risk Factors.” of this Form 10-K for discussion regarding TRIPRA.
- 100% of losses in excess of $100 million up to $200 million;
- 100% of losses in excess of $200 million up to $400 million;
- 100% of losses in excess of $400 million up to $800 million; and
- 41% of losses in excess of $800 million up to $1.4 billion. The treaty provides one reinstatement in each of the first three layers and no reinstatement in the fourth layer.
- Personal Lines-only treaty with $20 million of limit excess of $20 million retention and coverage of 97% of losses. This has an annual aggregate limit of $19.4 million, net of the Insurance Subsidiaries' co-participation.
- The per occurrence limit is $965 million, which includes $19.4 million for the new Personal Lines-only treaty. The annual aggregate limit is $1.665 billion.
Property Catastrophe Bond (covers all insurance operations, excluding Florida, California, Louisiana, and Texas)	54% of losses in excess of $800 million up to $1.4 billion that responds on a per occurrence basis. The catastrophe bond provides a single $325 million limit with no reinstatements.	None.
Property Per Risk Excess of Loss (covers all insurance operations)	There are three layers covering 100% of $65 million in excess of $5 million. Losses other than TRIPRA certified losses are subject to the following reinstatements and annual aggregate limits:	All NBCR losses are excluded regardless of whether or not they are certified under the TRIPRA. For non-NBCR losses, the treaty distinguishes between acts committed on behalf of foreign persons or foreign interests ("Foreign Terrorism") and those that are not. The treaty provides annual aggregate limits for Foreign Terrorism (other than NBCR) acts of $15 million for the first layer, $60 million for the second layer, and $40 million for the third layer. Non-Foreign Terrorism losses (other than NBCR) are covered to the same extent as non-terrorism losses.
- $5 million in excess of $5 million layer provides 15 reinstatements; $80 million in aggregate limits;
- $20 million in excess of $10 million layer provides four reinstatements, $100 million in aggregate limits; and
- $40 million in excess of $30 million layer provides two reinstatements, $120 million in aggregate limits.
Flood	100% reinsurance by the federal government’s WYO.	None.

Property Catastrophe Reinsurance Program
Our 2025 property catastrophe reinsurance program includes a main excess of loss treaty and an indemnity reinsurance agreement with a special purpose insurer that issued a catastrophe bond. This program covers our standard market and E&S business. In addition, we purchased a Personal Lines-only treaty of $20 million in excess of $20 million retention to mitigate Personal Lines-specific catastrophe losses. Effective January 1, 2025, we renewed our main property catastrophe treaty, with additional limit, stable retention and improved terms. Our program now provides coverage of $1.3 billion in excess of a $100 million retention, compared to $1.1 billion in 2024, thereby, extending the exhaustion point by $200 million to respond to our growing property portfolio. The highest layer of the treaty provides coverage for 41% of losses in the $600 million in excess of $800 million layer. The property catastrophe treaty excludes coverage for communicable disease but retains (i) coverage for strike, riot, civil unrest, severe convective storms, and other traditionally-covered property perils, (ii) coverage for conventional terrorism losses, and (iii) limited coverage for cybersecurity risks.

To provide additional, fully collateralized coverage at the top end of our property catastrophe reinsurance program, we secured property catastrophe protection through a per occurrence excess of loss indemnity reinsurance agreement effective December 9, 2023, with High Point Re Ltd. ("High Point Re"), an independent Bermuda special purpose insurer. The reinsurance agreement meets the accounting guidance requirements to be accounted for as reinsurance. In connection with the reinsurance agreement, High Point Re issued Series 2023-1, Class A Principal-at-Risk Variable Rates Notes to unrelated investors totaling $325 million, consistent with the coverage provided under the reinsurance agreement. The proceeds were deposited in a reinsurance trust account. The reinsurance agreement provides us with coverage of up to $325 million for the three-year period from December 9, 2023, through December 31, 2026, for property catastrophe losses from named storms, earthquakes, severe thunderstorms, winter storms, wildfires, meteorite impacts, and volcanic eruptions in all states except California, Florida, Texas, and Louisiana. The reinsurance agreement's attachment point and exhaustion limit may be reset annually to adjust the expected loss of the layer within a predetermined range. For the 2025 treaty year, this reinsurance agreement provides us with coverage for 54% of losses in the $600 million in excess of $800 million layer. The reinsurance agreement is collateralized, which is provided by High Point Re using proceeds from the issuance of the Series 2023-1 Notes.

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

In addition to the fully collateralized catastrophe bond, we seek to minimize reinsurance credit risk by transacting with highly-rated reinsurance partners and purchasing collateralized reinsurance products, particularly for high-severity, low-probability events, if feasible. Our current reinsurance program includes $450 million in collateralized limit of the total $570 million limit in place for the highest layer of the catastrophe program, including the $325 million secured through High Point Re, compared to $417.5 million in collateralized limit under the 2024 reinsurance program.

Overall, ceded premium for our property catastrophe reinsurance program will increase in 2025 due to: (i) increases in underlying property exposures in line with our growing property insurance portfolio; and (ii) the addition of $189.8 million of net limit coverage, which improved our net risk profile. These increases will be partially offset by risk-adjusted price decreases from more favorable reinsurance market conditions.

Catastrophe Models
We model various catastrophic perils, and hurricane risk remains our portfolio's most significant natural catastrophe peril because of the geographic location of the risks we insure. The table below illustrates the impact of the five largest hurricane losses we have experienced in the last 35 years:

($ in millions)	Gross Loss[1]	Net Loss[2]	Accident Year	Gross Loss Ratio	Net Loss Ratio
Hurricane Name
Superstorm Sandy	$125.5	45.6	2012	7.9%	2.9
Hurricane Helene	85.0	85.0	2024	1.9	1.9
Hurricane Ida	53.4	39.7	2021	1.8	1.3
Hurricane Irene	44.8	40.2	2011	3.1	2.8
Hurricane Hugo	26.4	3.0	1989	5.9	0.7
1This amount represents reported and unreported gross losses estimated as of December 31, 2024.
2Net loss does not include reinstatement premiums, taxes, or flood claims handling fees.

We review our exposure to hurricane risk by examining third-party vendor models and conducting a proprietary analysis. The third-party vendor models provide both long-term and near-term views with the near-term view conditioned to adjust for elevated sea surface temperatures. We adjust these models to reflect certain non-modeled cost assumptions, such as the impact of loss expenses, residual market assessments, and automobile-related losses. We believe that modeled estimates provide a range of potential outcomes, and we review multiple estimates to understand our catastrophic risk.

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

The table below shows the gross and net losses modeled results for (i) hurricane peril in our underwriting property portfolio and (ii) the gross and net of reinsurance hurricane losses from the following scenarios:
•Recasts of two large hurricanes that impacted our geographic footprint:
◦1938 New England Hurricane, one of the largest hurricanes to impact the Northeast U.S.; and
◦Hurricane Hazel, a Category 4 storm that made landfall near the border between North Carolina and South Carolina in 1954; and
•Realistic disaster scenarios ("RDS") for significant potential storms in the Northeast and the Carolinas based on Lloyds of London ("Lloyds") methodology.

Occurrence Exceedance Probability	Hurricane
($ in thousands)	Gross Losses[1]	Net Losses[2]	Net Losses % of Equity[3]
4.0% (1 in 25 year event)	$313,990	95,629	3%
2.0% (1 in 50 year event)	518,000	102,908	3
1.0% (1 in 100 year event)	879,169	117,049	4
0.67% (1 in 150 year event)	1,102,857	126,603	4
0.5% (1 in 200 year event)	1,298,909	132,753	4
0.4% (1 in 250 year event)	1,402,203	137,311	4
0.2% (1 in 500 year event)	1,946,311	495,592	16
Historical recast - 1938 New England Hurricane	615,564	107,547	3
Lloyd's RDS North-East (Category 4 hurricane)	1,099,850	126,893	4
Historical recast - 1954 Hurricane Hazel	402,118	96,182	3
Lloyd's RDS Carolinas (Category 5 hurricane)	596,022	116,590	4
1Gross losses include uncertainty associated with damage/loss estimation, demand and storm surge, and assumptions for certain un-modeled costs, such as the impact of loss expenses, residual market assessments, and automobile-related losses, which collectively increase our gross losses by approximately 13%.
2Net losses are after-tax losses net of catastrophe reinsurance including reinstatement premiums and applicable property per risk and facultative reinsurance based on reinsurance structure effective January 1, 2025.
3GAAP stockholders' equity as of December 31, 2024.

As the table above reflects, we are within our established tolerance for catastrophic risk. Based on a multi-model view of hurricane risk, our current catastrophe reinsurance program exhausts at an approximately 1-in-230-year return period, or events with 0.4% probability. Our modeled losses incorporate expected reinsurance recoveries from our per-risk reinsurance treaty and facultative reinsurance in addition to the recoveries from our property catastrophe treaties. Our actual gross and net losses incurred from hurricanes making U.S. landfall will vary, perhaps materially, from our estimated modeled losses.

In addition to hurricane peril, the table below shows gross and net losses modeled by other wind and earthquake perils in our underwriting property portfolio. Other wind perils include the sub-perils of hail, straight-line wind, and tornado.

Occurrence Exceedance Probability	Other Wind			Earthquake
($ in thousands)	Gross Losses[1]	Net Losses[2]	Net Losses % of Equity[3]	Gross Losses[1]	Net Losses[2]	Net Losses % of Equity[3]
4.0% (1 in 25 year event)	$140,132	$79,256	3%	$11,937	$8,921	—%
2.0% (1 in 50 year event)	$192,796	$80,416	3	$37,439	$26,047	1
1.0% (1 in 100 year event)	$256,136	$82,298	3	$110,397	$79,907	3
0.67% (1 in 150 year event)	$302,958	$85,193	3	$202,543	$91,742	3
0.5% (1 in 200 year event)	$336,516	$88,109	3	$250,667	$100,341	3
0.4% (1 in 250 year event)	$359,147	$90,290	3	$297,048	$104,306	3
0.2% (1 in 500 year event)	$474,212	$97,020	3	$467,605	$112,344	4
1Gross losses include uncertainty associated with damage/loss estimation, demand and storm surge, and assumptions for certain un-modeled costs, such as the impact of loss expenses, residual market assessments, and automobile-related losses, which collectively increase our gross losses by approximately 13%.
2Net losses are after-tax losses net of catastrophe reinsurance including reinstatement premiums as well as applicable property per risk and facultative reinsurance based on the reinsurance structure effective January 1, 2025.
3GAAP stockholders' equity as of December 31, 2024.

We do not write crop insurance, have minimal exposure to private flood, and have a limited percentage of our insured properties in the Western U.S., all limiting our exposures to certain weather-related perils, such as droughts, wildfires, and flooding. However, as our geographic expansion progresses, we continually evaluate how we consider physical risks from these perils and others in our strategic decision making.

While we regularly experience property losses from winter storms and use third-party vendor models to help us model and manage our exposure to this peril, we also evaluate our winter storm exposure based on our own historical experience, as winter storm third-party vendor models are currently less mature than models for other perils such as hurricane wind or severe convective storms.

Property Per Risk Excess of Loss Treaty
We renewed the property per risk excess of loss treaty, which covers our standard market and E&S business, on July 1, 2024, with substantially the same structure as the treaty that expired on June 30, 2024, providing coverage of $65 million in excess of a $5 million retention, with an additional reinstatement on the second layer of the program. The treaty year deposit premium increased, reflecting higher projected subject earned premium due to growth of our book of business.

Casualty Reinsurance
The following table summarizes our casualty reinsurance program:

CASUALTY REINSURANCE ON INSURANCE PRODUCTS
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Casualty Excess of Loss (covers all insurance operations)	There are six layers covering $88 million in excess of $2 million on a per occurrence basis. Losses other than terrorism losses are subject to the following:	All NBCR losses are excluded. All other losses stemming from the acts of terrorism are subject to the following:
	- 82.5% of $3 million in excess of $2 million layer provides 71 reinstatements, $216 million annual aggregate limit;	- 82.5% of $3 million in excess of $2 million layer with $15 million net annual terrorism aggregate limit;
	- 100% of $7 million in excess of $5 million layer provides 12 reinstatements, $91 million annual aggregate limit;	- 100% of $7 million in excess of $5 million layer with $28 million net annual terrorism aggregate limit;
	- 100% of $9 million in excess of $12 million layer provides three reinstatements, $36 million annual aggregate limit;	- 100% of $9 million in excess of $12 million layer with $27 million net annual terrorism aggregate limit;
	- 100% of $9 million in excess of $21 million layer provides one reinstatement, $18 million annual aggregate limit;	- 100% of $9 million in excess of $21 million layer with $18 million net annual terrorism aggregate limit;
	- 100% of $20 million in excess of $30 million layer provides one reinstatement, $40 million annual aggregate limit; and	- 100% of $20 million in excess of $30 million layer with $40 million net annual terrorism aggregate limit; and
	- 100% of $40 million in excess of $50 million layer provides one reinstatement, $80 million annual aggregate limit;	- 100% of $40 million in excess of $50 million layer with $80 million net annual terrorism aggregate limit.

We renewed the casualty excess of loss treaty, which covers our standard market and E&S Lines business, on July 1, 2024, on substantially the same terms as the treaty expiring June 30, 2024 with a co-participation of 17.5% on the first $3 million in excess of $2 million layer, but with the benefit of additional reinstatements on several of the layers. The treaty year 2024 deposit premium increased, reflecting (i) higher projected subject earned premium due to growth of our book of business, including pure renewal rate increases; and (ii) higher anticipated losses in the excess layers, partially offset by (iii) the introduction of the first layer co-participation.

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

We continually evaluate our overall reinsurance program and try to develop effective ways to manage the transfer of risk. We base our analysis on a comprehensive process that includes periodic analysis of modeling results, our own loss experience, aggregation of exposures, exposure growth, diversification of risks, limits written, projected reinsurance costs, reinsurer financial strength, and projected impact on earnings, equity, and statutory surplus. We strive to balance reinsurer credit quality, price, terms, and our appetite to retain a certain level of risk.

Investments Segment
Our Investments Segment's objectives are to maximize the economic value of our investment portfolio by achieving stable, risk-adjusted after-tax net investment income and generate long-term growth in book value per share, considering prevailing market conditions, our enterprise risk tolerances, and other risk implications. We aim to accomplish this by:

•Maximizing the portfolio's overall total return by investing (i) the premiums from our insurance operations and (ii) amounts generated through our capital management strategies, including debt and equity security issuances, and

•Maintaining (i) a well-diversified portfolio across issuers, sectors, and asset classes, and (ii) a high credit quality fixed income securities portfolio with a duration and maturity profile at an acceptable risk level that provides ample liquidity.

The effective duration of our fixed income and short-term investments was 4.0 years as of December 31, 2024. We monitor and manage the effective duration to maximize yield while managing interest rate risk at an acceptable level. We buy and sell investments with the intent of maximizing investment returns in the current market environment, while balancing capital preservation.

Our fixed income and short-term investments represented 92% of our invested assets at both December 31, 2024 and December 31, 2023. These investments had (i) a weighted average credit rating of "A+" as of December 31, 2024 and "AA-" at December 31, 2023, and (ii) investment grade holdings representing 97% of the total fixed income and short-term investment portfolio at December 31, 2024, and 96% at December 31, 2023.

For further details on the composition, credit quality, and various risks to which our portfolio is subject, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." of this Form 10-K.

Total Invested Assets

($ in thousands)	2024	2023	Change
Total invested assets	$9,651,297	8,693,729	11%
Invested assets per dollar of common stockholders' equity	3.31	3.16	5

Components of unrealized gains (losses) – before tax:
Fixed income securities	(316,796)	(353,253)	(10)
Equity securities	2,116	4,079	(48)
Net unrealized gains (losses) - before tax	(314,680)	(349,174)	(10)
Components of unrealized gains (losses) – after tax:
Fixed income securities	(250,269)	(279,070)	(10)
Equity securities	1,671	3,223	(48)
Net unrealized gains (losses) - after tax	(248,598)	(275,847)	(10)

Invested assets increased by $957.6 million at December 31, 2024, compared to December 31, 2023, reflecting our active investment of operating and investing cash flows. Operating cash flows during 2024 were 24% of NPW.

Net Investment Income
The components of net investment income earned were as follows:

($ in thousands)	2024	2023	2024 vs. 2023		2022	2023 vs. 2022
Fixed income securities	$389,198	345,886	13%		259,918	33%
Commercial mortgage loans ("CMLs")	12,448	9,336	33		5,555	68
Equity securities	18,295	9,395	95		13,554	(31)
Short-term investments	20,274	14,818	37		3,997	271
Alternative investments	37,053	26,777	38		23,003	16
Other investments	864	650	33		258	152
Investment expenses	(21,081)	(18,212)	(16)		(18,130)	—
Net investment income earned – before tax	457,051	388,650	18		288,155	35
Net investment income tax expense	94,435	79,115	19		55,956	41
Net investment income earned – after tax	$362,616	309,535	17		232,199	33
Effective tax rate	20.7%	20.4	0.3	pts	19.4	1.0	pts
Annual after-tax yield on fixed income investments	4.0	3.9	0.1		3.1	0.8
Annual after-tax yield on investment portfolio	4.0	3.7	0.3		2.9	0.8

After-tax net investment income earned increased 17% in 2024, compared to 2023, primarily driven by higher interest rates, active portfolio management, and operating cash flow deployment. In addition, income earned on our alternative investments portfolio increased in 2024 compared to 2023 as a result of strong capital market performance in 2024.

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

($ in thousands)	2024	2023	2024 vs. 2023	2022	2023 vs. 2022
Net realized gains (losses) on disposals	$6,276	(24,864)	(125)%	(31,636)	(21)%
Net unrealized gains (losses) on equity securities	(1,964)	9,510	(121)	(32,127)	(130)
Net credit loss benefit (expense) on fixed income securities, AFS	(5,628)	12,898	(144)	(39,169)	(133)
Net credit loss benefit (expense) on fixed income securities, held-to-maturity	—	—	—	63	(100)
Net credit loss benefit (expense) on CMLs	217	(175)	(224)	(116)	51
Losses on securities for which we have the intent to sell	(1,248)	(921)	36	(11,823)	(92)
Other realized gains (losses)	(602)	—	—	—	—
Total net realized and unrealized investment gains (losses)	$(2,949)	(3,552)	(17)	(114,808)	(97)

For additional information regarding our losses on securities we intend to sell and our methodology for estimating the allowance for credit losses, see Note 2. "Summary of Significant Accounting Policies" and Note 5. "Investments" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Federal Income Taxes
The following table provides information regarding federal income taxes.

($ in millions)	2024	2023	2022
Federal income tax expense	$51.0	93.2	55.3
Effective tax rate[1]	20.5%	20.7	20.4
1The effective tax rate is calculated by taking "Total federal income tax expense" divided by "Income before federal income tax" less "Preferred stock dividends" on our Consolidated Statements of Income.

Federal income tax expense decreased $42.2 million in 2024 compared to 2023, primarily due to an underwriting loss from our Insurance Operations this year compared to underwriting income last year. Higher net investment income earned provided a partial offset to the impact of the underwriting loss, driven by increased income from our fixed income securities portfolio. Refer to "Insurance Operations" and "Investments Segment" above for more information.

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

The Parent's cash and components of its investment portfolio were as follows:

($ in thousands)	December 31, 2024	December 31, 2023

Fixed income securities	$268,486	421,089
Equity securities	53,248	50,920
Short-term investments	62,223	17,671
Alternative investments	18,443	18,134
Cash	91	180
Total investments and cash	$402,491	507,994

Short-term investments have historically been maintained in "AAA" rated money market funds, and fixed income securities are comprised of high-quality, liquid government and corporate securities.

The amount and composition of the Parent's investment portfolio may change over time based on various factors, including the amount and availability of dividends from our Insurance Subsidiaries, investment income, expenses, other Parent cash needs, such as dividends payable to stockholders, asset allocation investment decisions, inorganic growth opportunities, debt retirement, and share repurchases. We have an established target for the Parent to maintain liquid investments of at least twice its expected annual net cash outflow needs, which was met as of December 31, 2024.

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

The Insurance Subsidiaries paid $44 million in total dividends to the Parent in 2024. As of December 31, 2024, our allowable ordinary maximum dividend is $290 million for 2025. All Insurance Subsidiary dividends to the Parent are (i) subject to the approval and/or review of its domiciliary state insurance regulator, and (ii) generally payable only from earned statutory surplus reported in its annual statements as of the preceding December 31. Although domiciliary state insurance regulators have historically approved dividends, there is no assurance they will approve future Insurance Subsidiary dividends.

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

The following table provides information on the remaining capacity for FHLB borrowings based on these restrictions, as well as the additional FHLB stock purchase requirement to allow these member companies to borrow their remaining capacity amounts:

($ in millions)	Admitted Assets	Borrowing Limitation	Amount Borrowed	Remaining Capacity	Additional FHLB Stock Requirements
December 31, 2024
SICSC	$1,154.9	$115.5	32.0	83.5	2.3
SICSE	913.1	91.3	28.0	63.3	1.8
SICA	4,211.3	421.1	—	421.1	19.0
SICNY	778.0	38.9	—	38.9	1.7
Total		$666.8	60.0	606.8	24.8

Short-term Borrowings
We made no short-term borrowings from FHLB branches during 2024.

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

($ in millions)	Admitted Assets as of December 31, 2024	Borrowing Limitation	Amount Borrowed	Remaining Capacity
December 31, 2024
SICSC	$1,154.9	$115.5	21.0	94.5
SICSE	913.1	91.3	14.0	77.3
Total		$206.8	35.0	171.8

Additionally, we have other insurance regulator-approved intercompany agreements that facilitate liquidity management between the Parent and the Insurance Subsidiaries to enhance flexibility.

Capital Market Activities
The Parent had no private or public stock issuances during 2024. During 2024, we repurchased 103,000 shares of our common stock under our existing share repurchase program for $8.7 million, an $84.34 average price per share, excluding commissions paid. We had $75.5 million of remaining capacity under our share repurchase program as of December 31, 2024. For additional information on the share repurchase program, refer to Note 17. "Equity" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Uses of Liquidity
The Parent uses the liquidity generated from the sources discussed above to pay dividends to our stockholders, among other things. Dividends on shares of the Parent's common and preferred stock are declared and paid at the discretion of the Board based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. In October 2024, our Board approved a 9% increase in the quarterly cash dividend on common stock, to $0.38 from $0.35 per share. In addition, our Board declared:

•A quarterly cash dividend on common stock of $0.38 per common share, that is payable March 3, 2025, to holders of record on February 14, 2025; and
•A quarterly cash dividend of $287.50 per share on our 4.60% Non-Cumulative Preferred Stock, Series B (equivalent to $0.28750 per depositary share) payable on March 17, 2025, to holders of record as of February 28, 2025.

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

Capital Resources
Capital resources ensure we can pay policyholder claims, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At December 31, 2024, we had GAAP stockholders’ equity of $3.1 billion and statutory surplus of $2.9 billion. With total debt of $508 million at December 31, 2024, our debt-to-capital ratio was 14.0%. For additional information on our statutory surplus, see Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

The following table summarizes current and long-term material cash requirements as of December 31, 2024, which we expect to fund primarily with operating cash flows.

	Payment Due by Period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
($ in millions)	Total
Notes payable	$510.0	—	60.0	—	450.0
Interest on debt obligation	508.7	28.3	54.7	52.9	372.8
Subtotal	1,018.7	28.3	114.7	52.9	822.8

Gross loss and loss expense payments	6,589.8	1,957.8	2,074.6	1,066.0	1,491.4
Ceded loss and loss expense payments	1,022.2	417.6	239.1	122.8	242.7
Net loss and loss expense payments	5,567.6	1,540.2	1,835.5	943.2	1,248.7

Total	$6,586.3	1,568.5	1,950.2	996.1	2,071.5

Our loss and loss expense payments in the table above represent estimated paid amounts by period on our loss and loss expense reserves. These estimates are based on past experience, adjusted for the effects of current developments and anticipated trends, and include considerable judgment. There is no precise method for evaluating the impact of any specific factor on the projected timing of loss and loss expense reserve payments, so the timing and amounts of the actual payments will be affected by many factors. Therefore, the projected settlement of the reserves for net loss and loss expense may differ, perhaps significantly, from actual future payments. The Insurance Subsidiaries' net loss and loss expense reserves duration was 3.0 years at December 31, 2024.

For more information on our case reserves and estimates of reserve for loss and loss expense IBNR, refer to the "Reserve for Loss and Loss Expense" section in the "Critical Accounting Policies and Estimates" section of this MD&A and Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

For additional information regarding cross-default provisions associated with our notes payable in the table above or our Line of Credit, see Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." in this Form 10-K.

In addition to the above, the following table summarizes certain contractual obligations we had at December 31, 2024 that may require us to invest additional amounts into our investment portfolio, which we would fund primarily with operating cash flows.

($ in millions)	Amount of Obligation
Alternative investments	$320.5
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	143.4
Non-publicly traded common stock within our equity portfolio	22.1
CMLs	18.4
Privately-placed corporate securities	57.0
Total	$561.4

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

As of December 31, 2024 and 2023, we had no (i) material guarantees on behalf of others and trading activities involving non-exchange traded contracts accounted for at fair value, (ii) material transactions with related parties other than those disclosed in Note 18. "Related Party Transactions" included in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K, and (iii) material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

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

Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and our stockholders and enhance our financial strength and underwriting capacity. We have a strong capital base and high-quality underwriting portfolio, positioning us well to take advantage of potential market opportunities.

Book value per common share increased 6% to $47.99 as of December 31, 2024, from $45.42 as of December 31, 2023, driven by $3.23 in net income available to common stockholders per diluted common share and a $0.47 reduction in after-tax net unrealized losses on our fixed income securities portfolio, partially offset by $1.43 in dividends to our common stockholders. The decrease in net unrealized losses on our fixed income securities was primarily driven by a tightening of credit spreads, partially offset by an increase in benchmark U.S. Treasury rates. Our adjusted book value per share, which is book value per share excluding total after-tax unrealized gains or losses on investments included in accumulated other comprehensive income (loss), increased to $52.10 as of December 31, 2024, from $50.03 as of December 31, 2023.

Cash Flows
Net cash provided by operating activities increased to $1.1 billion in 2024, compared to $759 million in 2023, primarily driven by higher levels of cash received for premiums in 2024 compared to 2023, partially offset by higher claim payments made in

2024 compared to 2023. Operating cash flows were 24% of NPW in 2024 compared to 18% of NPW in 2023. For more information on our underwriting results, refer to "Insurance Operations" above in this MD&A.

Net cash used in investing activities increased to $947 million in 2024, compared to $686 million in 2023, as a result of investing more cash from operating activities.

Net cash used in financing activities increased to $103 million in 2024, compared to $84 million in 2023, primarily due to (i) an increase in dividends paid to our common shareholders in 2024 and (ii) greater activity in our share repurchase program in 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk
The fair value of our assets and liabilities are subject to market risks — primarily interest rate risk, credit risk, equity price risk, and liquidity risk related to our investment portfolio. Our portfolio allocation was 85% fixed income securities, 2% commercial mortgage loans ("CML"), 2% equity securities, 5% short-term investments, 5% alternative investments, and 1% other investments as of December 31, 2024. Alternative investments are limited partnership investments in private equity, private credit, and real estate strategies. We do not directly hold derivatives, commodities, or other investments denominated in foreign currency. We have minimal foreign currency fluctuation risk within our alternative investment portfolio. For a discussion of our investment objective and philosophy, see the "Investments Segment" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

We manage our investment portfolio to mitigate risks associated with various financial market scenarios. We assume prudent risk to enhance our overall long-term results while managing a conservative, well-diversified investment portfolio to support our underwriting activities.

Interest Rate Risk

Investment Portfolio
We invest in interest rate-sensitive securities, mainly fixed income securities. Our fixed income securities portfolio is comprised of primarily investment grade (investments receiving Standard & Poor's Global Ratings or an equivalent rating of BBB- or above) corporate securities, U.S. government and agency securities, municipal obligations, collateralized loan obligations ("CLO") and other asset-backed securities ("ABS"), and mortgage-backed securities ("MBS"). As of December 31, 2024, approximately 7% of our fixed income securities portfolio was floating rate securities, primarily tied to the 90-day U.S. dollar-denominated Secured Overnight Financing Rate. Our strategy to manage interest rate risk is to purchase intermediate-term fixed income investments that are priced attractively in relation to perceived credit risks.

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

We seek to manage our interest rate risk associated with holding fixed income investments by maintaining an effective duration of our portfolio that balances maximizing yield and total return with our overall enterprise risk tolerance for potential interest rate changes. The effective duration of the fixed income securities portfolio, including short-term investments, at December 31, 2024, was 4.0 years, which is within our historical range.

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

The following table presents the sensitivity analysis of interest rate risk as of December 31, 2024:

	2024 Interest Rate Shift in Basis Points
($ in thousands)	-200	-100	—	100	200
Fixed income securities
Fair value of fixed income securities portfolio	$8,791,854	8,471,983	8,152,069	7,832,188	7,512,433
Fair value change	639,785	319,914		(319,881)	(639,636)
Fair value change from base (%)	7.8%	3.9%		(3.9)%	(7.8)%

Credit Risk
Our most significant credit risk is within our fixed income securities portfolio, which had an overall credit quality of "A+" as of December 31, 2024 and "AA-" as of December 31, 2023. Non-investment grade exposure represented approximately 3% of the total fixed income and short-term investments at December 31, 2024 and 4% at December 31, 2023.

Details on the credit quality of our invested assets at December 31, 2024 are provided below:

December 31, 2024							Credit Rating
($ in millions)	Amortized Cost	Fair Value	% of Invested Assets	Yield to Worst	Effective Duration in Years	Average Life in Years	AAA	AA	A	BBB	Non-Investment Grade	Not Rated
Fixed income securities:
U.S. government obligations	$140	$120	1.2%	5.0%	6.4	9.9	$—	$120	$—	$—	$—	$—
Foreign government obligations	11	9	0.1	5.4	5.1	6.1	1	2	4	3	—	—
State and municipal obligations	484	451	4.7	4.5	5.9	8.6	69	209	156	17	—	—
Corporate securities	3,206	3,093	32.1	5.5	4.4	5.7	39	338	1,353	1,174	187	1
MBS:
Residential mortgage-backed securities ("RMBS"):
Agency RMBS	1,247	1,155	12.0	5.4	5.7	8.3	—	1,155	—	—	—	—
Non-agency RMBS	566	538	5.6	5.8	4.1	5.7	465	45	26	2	—	—
Total RMBS	1,813	1,692	17.6	5.5	5.2	7.5	465	1,199	26	2	—	—
Commercial mortgage-backed securities ("CMBS")	783	753	7.8	5.8	3.3	4.2	514	202	31	—	5	—
Total MBS	2,595	2,445	25.4	5.6	4.6	6.5	980	1,402	57	2	5	—
CLO and other ABS:
CLOs	864	851	8.8	6.3	2.8	5.0	432	267	50	38	33	31
Commercial ABS	524	512	5.3	6.1	2.6	3.1	102	68	278	61	4	—
Consumer ABS	403	396	4.1	6.4	0.9	1.5	264	76	50	6	1	—
Other ABS	275	274	2.8	7.6	7.2	10.5	10	1	140	80	16	27
Total CLOs and Other ABS	2,066	2,033	21.1	6.5	3.6	5.3	807	412	517	184	54	59
Total securitized assets	4,661	4,478	46.4	6.0	4.1	5.9	1,787	1,814	574	186	59	59
CMLs	234	225	2.3	7.6	2.7	3.6	—	12	87	124	2	—
Total fixed income investments	8,735	8,377	87	5.8	4.3	6	1,895	2,495	2,175	1,504	248	60
Short-term investments	509	509	5.3	4.3	—	—	508	—	1	—	1	—
Total fixed income and short-term investments	9,245	8,886	92.2	5.7	4.0	5.6	2,403	2,495	2,175	1,504	249	60
Total fixed income and short-term investments by credit rating percentage
Equity securities:
Common stock[1]	210	212	2.2	—	—	—	—	—	—	—	—	212
Preferred stock	2	2	—	—	—	—	—	—	—	2	—	—
Total equity securities	211	214	2.2	—	—	—	—	—	—	2	—	212
Alternative investments:
Private equity	346	346	3.6	—	—	—	—	—	—	—	—	346
Private credit	52	52	0.5	—	—	—	—	—	—	—	—	52
Real assets	43	43	0.4	—	—	—	—	—	—	—	—	43
Total alternative investments	441	441	4.6	—	—	—	—	—	—	—	—	441
Other investments	101	101	1	—	—	—	—	—	—	—	—	101
Total invested assets	$9,998	$9,642	100%	—%	—	—	$2,403	$2,495	$2,175	$1,506	$249	$814
1Includes investments in exchange traded funds, mutual funds, business development corporations, and real estate investment trusts.
Amounts may not foot due to rounding.

Every quarter, we review our invested assets for concentrations of credit risk. The reporting categories representing 10% or more of our invested assets at December 31, 2024 were (i) corporate securities (32%) (ii) MBS (25%), and (ii) CLO's and Other ABS (21%). We discuss each of these categories in more detail below.

Corporate Securities
Our corporate securities represented 32% of our invested assets at December 31, 2024. For investment-grade corporate bonds, we address the risk of an individual issuer's default by maintaining a diverse portfolio by sector and issuer. The primary risk related to non-investment grade corporate bonds is credit risk. A weak financial profile can lead to credit rating downgrades, which can put further downward pressure on bond prices. Valuations on these bonds are related more directly to underlying operating performance than to general interest rates. Our holdings of non-investment grade corporate bonds, which typically exhibit weaker credit profiles and are subject to more risk of credit loss, represent 2% of our overall investment portfolio.

The tables below provide details on our corporate bond holdings at December 31, 2024 and 2023:

December 31, 2024	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade	$2,905.0	2,905.6	(100.5)	A-
Non-investment grade	187.9	187.9	1.9	B+
Total corporate securities	$3,092.9	3,093.5	(98.6)	A-

December 31, 2023	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade	$2,549.8	2,550.5	(112.6)	A-
Non-investment grade	183.4	183.4	2.0	B+
Total corporate securities	$2,733.2	2,733.9	(110.6)	A-

The following tables provide the sector composition of this portfolio at December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
($ in millions)	Fair Value	Weighted Average Credit Rating	% of Fixed Income Securities	Fair Value	Weighted Average Credit Rating	% of Fixed Income Securities
Financials	$1,365.8	A-	16%	$1,284.4	A-	17%
Consumer non-cyclicals	265.4	BBB+	3	221.7	A-	3
Utilities	221.4	A-	2	142.3	A-	2
Energy	142.1	BBB	2	96.9	BBB	1
Consumer cyclicals	119.5	BBB	1	115.5	BBB	2
Communications	118.5	BBB+	1	130.7	BBB+	1
Technology	87.7	BBB	1	88.1	BBB	1
Basic materials	34.5	BBB	1	23.4	BBB	1
Bank loans	15.0	B	1	19.6	B+	1
Other	426.1	A-	5	342.6	A-	4
Other industrials	296.9	BBB+	4	268.0	BBB	3
Total corporate securities	$3,092.9	A-	37	$2,733.2	A-	36
As illustrated in the table above, within our allocation to corporate securities, financials is our most significant industry concentration at 16% of our fixed income securities portfolio at December 31, 2024. These holdings represented 14% of our total investment portfolio. The corporate securities portfolio allocation to financials is well-diversified by issuer and has a weighted average credit rating of "A-." No individual issuer comprised more than 1% of our fixed income securities portfolio at December 31, 2024.

MBS (RMBS and CMBS Portfolios)
Our MBS portfolios represented 25% of our invested assets at December 31, 2024. MBS represent our most significant exposure to real estate. Further breakdown of this exposure is provided in the table above that shows details on the credit quality of our invested assets. To manage and mitigate exposure on our RMBS and CMBS portfolios, we perform analyses at the time of purchase and as part of the ongoing portfolio evaluation. These analyses include reviews of loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments on the underlying mortgages, gains/losses on sales, evaluations of projected cash flows, as well as other information that aids in determination of the health of the underlying assets. We consider the overall credit environment, economic conditions, the investment's total projected return, and overall portfolio asset allocation in deciding to purchase or sell these securities.

Agency RMBS represented approximately 68% of our RMBS allocation and 12% of our total invested assets as of December 31, 2024. These securities are rated "AA+" and had an aggregate unrealized loss of approximately $92.4 million, primarily due to an increase in benchmark U.S. Treasury rates as of December 31, 2024.

Our CMBS portfolio comprises most of our commercial real estate ("CRE") exposure. The following table shows our total exposure to CRE:

	December 31, 2024			December 31, 2023
($ in millions)	Fair Value	Weighted Average Credit Rating	% of Invested Assets	Fair Value	Weighted Average Credit Rating	% of Invested Assets
CMBS:
Agency	$164.0	AA+	2%	$169.4	AA+	2%
Non-agency	589.0	AA+	6%	505.4	AAA	6%

CMLs	224.8	BBB+	2%	178.9	A-	2%

Real Estate Investment Trusts:
Corporate securities	120.8	BBB+	1%	109.9	BBB+	1%
Equity securities	34.1	—	0.4%	33.6	—	0.4%
Alternative investments	32.4	—	0.3%	28.9	—	0.3%
Total CRE exposure	$1,165.1		12%	$1,026.1		12%

Agency-backed securities represented 22% of our CMBS portfolio as of December 31, 2024. The remaining 78% was high-quality non-agency backed securities, with 84% rated "AAA" and an aggregate net unrealized loss of $20.6 million. Our CML portfolio represented 2% of invested assets as of December 31, 2024, and is focused on multi-family and industrial property types, representing more than half of the exposure.

CLO and Other ABS Portfolio
Our CLO and Other ABS portfolio represented 21% of our invested assets at December 31, 2024. The primary risk associated with these holdings is credit risk. We manage this risk by evaluating several factors, including the deal's structure, the credit quality of underlying loans or assets, the composition of the underlying portfolio, and the portfolio manager's track record and capabilities. We monitor key performance metrics, including over-collateralization, interest coverage, and cash flows, on an on-going basis. When deciding to purchase or sell CLO and other ABS, we consider the overall credit environment, economic conditions, the investment's total projected return, and overall portfolio asset allocation. Other ABS includes structured note obligations and securities collateralized by loans and other financial assets, including, auto loans, credit card receivables, equipment leases, and student loans.

The tables below provide details on our CLO and other ABS holdings at December 31, 2024, and December 31, 2023:

December 31, 2024	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade:
CLO	$786.3	786.3	(9.1)	AA+
Other ABS	1,134.4	1,134.4	(20.9)	A+
Total investment grade	1,920.7	1,920.7	(30.0)	AA-

Non-investment grade:
CLO	64.7	64.7	0.7	CCC+
Other ABS	47.7	47.7	1.7	CCC-
Total non-investment grade	112.4	112.4	2.4	CCC
Total CLO and other ABS	$2,033.1	2,033.1	(27.6)	A+

December 31, 2023	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade:
CLO	$754.6	754.6	(33.1)	AA+
Other ABS	978.9	978.9	(36.8)	AA-
Total investment grade	1,733.5	1,733.5	(69.9)	AA

Non-investment grade:
CLO	70.0	70.0	(3.4)	B
Other ABS	31.3	31.3	(0.9)	CCC
Total non-investment grade	101.3	101.3	(4.3)	B
Total CLO and other ABS	$1,834.8	1,834.8	(74.2)	A-

CLOs represented 8% of our total invested assets as of December 31, 2024. Investment grade CLOs accounted for the majority of this portfolio at 7% of invested assets, while non-investment grade CLOs represented only 1% of invested assets. The CLO portfolio is well diversified by issuer, manager, vintage year, and underlying corporate borrowers and sectors. No individual CLO comprised more than 1% of our fixed income securities portfolio at December 31, 2024, and this portfolio had an average credit quality of "A+."

Equity Price Risk
Our equity securities portfolio is exposed to risk from potential volatility in equity market prices. We attempt to minimize equity price risk exposure by maintaining a diversified portfolio and limiting concentrations in any one company or industry. The following table presents the hypothetical increases and decreases in 10% increments in the market value of the equity portfolio as of December 31, 2024:

	Change in Equity Values in Percent
($ in thousands)	(30)%	(20)%	(10)%	0%	10%	20%	30%
Fair value of equity securities portfolio	$149,521	170,881	192,241	213,601	234,961	256,321	277,681
Fair value change	(64,080)	(42,720)	(21,360)		21,360	42,720	64,080

In addition to our equity securities, we invest in alternative investments that are subject to price risk. These are investments in private limited partnerships that invest in various strategies such as private equity, private credit, and real assets. As of December 31, 2024, alternative investments represented 5% of our total invested assets and 14% of our stockholders’ equity. These investments are subject to risks arising from their valuation being inherently subjective. The general partner of each of these partnerships usually reports the change in the value of the interests in the partnership on a one quarter lag because of the nature of the underlying assets or liabilities. As these partnerships' underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships are subject to a higher level of subjectivity and unobservable inputs than substantially all of our other invested assets. Each of these general partners is required to determine the partnerships' value by the price obtainable for the sale of the interest at the time of determination. Valuations based on unobservable inputs are subject to greater scrutiny and reconsideration from one reporting period to the next, and therefore, may be subject to significant fluctuations, which could lead to significant decreases from one reporting period to the next. We record our investments in these various partnerships under the equity method of accounting, so any decreases in these investments' valuations would negatively impact our results of operations. For additional information regarding these alternative investment strategies, see Note 5. "Investments" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Liquidity Risk
As a property and casualty insurer, we meet our liquidity needs generally through the cash flow provided by our ongoing operations, as premium collections and investment income generated from our portfolio provide a significant flow of cash to support policyholder claims and other payment obligations. We also purchase substantial reinsurance to mitigate exposure to significant loss events and we have access to various borrowing facilities if the need to raise capital arises. See the "Liquidity and Capital Resources" section in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for additional information on our available borrowing capacity. In addition to these liquidity sources, we monitor our investment portfolio's liquidity profile to ensure it meets our operational liquidity needs.

The liquidity characteristics of our portfolio are illustrated below:

Asset Category	Percentage of Invested Assets
Highly-liquid assets	57%
Generally liquid assets, may become less liquid with market stress[1]	23
Generally illiquid assets[2]	20
Total	100%
1These exposures are concentrated within CMBS and CLO and other ABS.
2These exposures include our alternative investments and other non-publicly traded securities.

Indebtedness
(a) Long-Term Debt
As of December 31, 2024, we had outstanding long-term debt of $507.9 million that matures as shown in the following table:

		2024
($ in thousands)	Year of Maturity	Carrying Amount	Fair Value
Financial liabilities
Long-term debt
3.03% Borrowings from FHLBI	2026	60,000	58,516
7.25% Senior Notes	2034	49,931	54,657
6.70% Senior Notes	2035	99,590	103,057
5.375% Senior Notes	2049	294,627	273,464
Subtotal		504,148	489,694
Unamortized debt issuance costs		(2,492)
Finance lease obligations		6,282
Total notes payable		$507,938

The weighted average effective interest rate for our outstanding long-term debt was 5.5% at December 31, 2024. Our debt is not exposed to material changes in interest rates because the interest rates are fixed.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2024, and the related notes and financial statement schedules I to V (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimate of reserve for loss and loss expense
As discussed in Notes 2 and 10 to the consolidated financial statements, the Company estimates the reserve for loss and loss expense (reserves) through an internal reserve review that relies upon methods consistent with actuarial standards of practice supplemented with other internal and external information. The Company develops reserve estimates by line of business and, as experience emerges and other information develops, the reserve estimates are assessed in aggregate and adjusted as necessary. As of December 31, 2024, the Company recorded a liability of $6.59 billion for reserves.

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
New York, New York
February 10, 2025

Consolidated Balance Sheets
December 31,
($ in thousands, except share amounts)	2024	2023
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $24,735 – 2024; $21,923 – 2023)	$25,375	22,700
Less: allowance for credit losses	—	—
Fixed income securities, held-to-maturity, net of allowance for credit losses	25,375	22,700
Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $31,948 – 2024; $28,212 – 2023; amortized cost: $8,476,078 – 2024; $7,880,697 – 2023)	8,127,334	7,499,197
Commercial mortgage loans – at carrying value (fair value: $224,842 – 2024; $178,913 – 2023)	233,774	188,708
Less: allowance for credit losses	(66)	(291)
Commercial mortgage loans, net of allowance for credit losses	233,708	188,417
Equity securities – at fair value (cost: $211,486 – 2024; $183,076 – 2023)	213,601	187,155
Short-term investments	509,318	309,317
Alternative investments	440,896	395,779
Other investments	101,065	91,164
Total investments (Notes 5 and 7)	9,651,297	8,693,729
Cash	91	180
Restricted cash	62,933	13,092
Accrued investment income	76,892	66,339
Premiums receivable	1,488,206	1,331,979
Less: allowance for credit losses (Note 8)	(20,400)	(18,900)
Premiums receivable, net of allowance for credit losses	1,467,806	1,313,079
Reinsurance recoverable	1,063,145	658,525
Less: allowance for credit losses (Note 9)	(2,000)	(1,700)
Reinsurance recoverable, net of allowance for credit losses	1,061,145	656,825
Prepaid reinsurance premiums (Note 9)	235,378	203,320
Deferred federal income tax (Note 14)	146,788	140,237
Property and equipment – at cost, net of accumulated depreciation and amortization of: $287,685 – 2024; $271,409 – 2023	93,303	83,272
Deferred policy acquisition costs (Note 2)	479,304	424,864
Goodwill (Note 12)	7,849	7,849
Other assets	231,403	199,760
Total assets	$13,514,189	11,802,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 10)	$6,589,801	5,336,911
Unearned premiums	2,616,268	2,330,656
Long-term debt (Note 11)	507,938	503,946
Current federal income tax (Note 14)	19,706	6,251
Accrued salaries and benefits	121,662	122,003
Other liabilities	538,738	548,398
Total liabilities	$10,394,113	8,848,165
Stockholders’ Equity:
Preferred stock of $0 par value per share (Note 17):
Authorized shares: 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share – 2024 and 2023	$200,000	200,000
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 105,609,364 – 2024; 105,223,307 – 2023	211,219	210,447
Additional paid-in capital	557,042	522,748
Retained earnings	3,139,489	3,029,396
Accumulated other comprehensive income (loss) (Note 6)	(336,845)	(373,001)
Treasury stock – at cost (shares: 44,761,468 – 2024; 44,586,870 – 2023)	(650,829)	(635,209)
Total stockholders’ equity	3,120,076	2,954,381
Commitments and contingencies (Notes 19 and 20)
Total liabilities and stockholders’ equity	$13,514,189	11,802,546

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
December 31,
($ in thousands, except per share amounts)	2024	2023	2022
Revenues:
Net premiums earned	$4,376,447	3,827,606	3,373,380
Net investment income earned	457,051	388,650	288,155
Net realized and unrealized investment gains (losses)	(2,949)	(3,552)	(114,808)
Other income	31,115	19,402	11,335
Total revenues	4,861,664	4,232,106	3,558,062

Expenses:
Loss and loss expense incurred	3,164,484	2,484,285	2,111,778
Amortization of deferred policy acquisition costs	922,431	796,182	705,822
Other insurance expenses	453,235	433,742	400,313
Interest expense	28,878	28,799	28,847
Corporate expenses	34,602	30,686	31,116
Total expenses	4,603,630	3,773,694	3,277,876

Income before federal income tax	258,034	458,412	280,186

Federal income tax expense:
Current	67,369	94,022	78,308
Deferred	(16,347)	(848)	(23,008)
Total federal income tax expense	51,022	93,174	55,300

Net income	$207,012	365,238	224,886

Preferred stock dividends	9,200	9,200	9,200

Net income available to common stockholders	$197,812	356,038	215,686

Earnings per common share:
Net income available to common stockholders - Basic	$3.25	5.87	3.57

Net income available to common stockholders - Diluted	$3.23	5.84	3.54

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
December 31,
($ in thousands)	2024	2023	2022
Net income	$207,012	365,238	224,886

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during year	18,075	84,407	(527,805)
Unrealized gains (losses) on securities with credit loss recognized in earnings	7,790	47,585	(148,495)
Amounts reclassified into net income:
Held-to-maturity securities	—	—	3
Net realized (gains) losses on disposals and intent-to-sell available-for-sale securities	(1,504)	16,162	47,438
Credit loss (benefit) expense	4,446	(10,189)	30,944
Total unrealized gains (losses) on investment securities	28,807	137,965	(597,915)

Defined benefit pension and post-retirement plans:
Net actuarial gain (loss)	4,293	(15,315)	(16,543)
Amounts reclassified into net income:
Net actuarial loss	3,056	2,391	1,317
Total defined benefit pension and post-retirement plans	7,349	(12,924)	(15,226)
Other comprehensive income (loss)	36,156	125,041	(613,141)
Comprehensive income (loss)	$243,168	490,279	(388,255)

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
December 31,
($ in thousands, except share and per share amounts)	2024	2023	2022
Preferred stock:
Beginning of year	$200,000	200,000	200,000
Issuance of preferred stock	—	—	—
End of year	200,000	200,000	200,000

Common stock:
Beginning of year	210,447	209,694	208,902
Dividend reinvestment plan	41	37	44
Stock purchase and compensation plans	731	716	748
End of year	211,219	210,447	209,694

Additional paid-in capital:
Beginning of year	522,748	493,488	464,347
Dividend reinvestment plan	1,963	1,825	1,784
Stock purchase and compensation plans	32,331	27,435	27,357
End of year	557,042	522,748	493,488

Retained earnings:
Beginning of year	3,029,396	2,749,703	2,603,472
Net income	207,012	365,238	224,886
Dividends to preferred stockholders	(9,200)	(9,200)	(9,200)
Dividends to common stockholders	(87,719)	(76,345)	(69,455)
End of year	3,139,489	3,029,396	2,749,703

Accumulated other comprehensive income (loss):
Beginning of year	(373,001)	(498,042)	115,099
Other comprehensive income (loss)	36,156	125,041	(613,141)
End of year	(336,845)	(373,001)	(498,042)

Treasury stock:
Beginning of year	(635,209)	(627,279)	(608,935)
Acquisition of treasury stock - share repurchase authorization	(8,689)	—	(12,424)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(6,931)	(7,930)	(5,920)
End of year	(650,829)	(635,209)	(627,279)

Total stockholders’ equity	$3,120,076	2,954,381	2,527,564

Dividends declared per preferred share	$1,150.00	1,150.00	1,150.00
Dividends declared per common share	$1.43	1.25	1.14

Preferred stock, shares outstanding:
Beginning of year	8,000	8,000	8,000
Issuance of preferred stock	—	—	—
End of year	8,000	8,000	8,000

Common stock, shares outstanding:
Beginning of year	60,636,437	60,338,900	60,184,382
Dividend reinvestment plan	20,598	18,608	22,093
Stock purchase and compensation plan	365,459	357,588	374,102
Acquisition of treasury stock - share repurchase authorization	(103,000)	—	(165,159)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(71,598)	(78,659)	(76,518)
End of year	60,847,896	60,636,437	60,338,900

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
December 31,
($ in thousands)	2024	2023	2022
Operating Activities
Net income	$207,012	365,238	224,886

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34,800	30,040	42,336
Stock-based compensation expense	22,763	18,346	18,428
Undistributed gains of equity method investments	(17,778)	(17,083)	(12,946)
Distributions in excess of current year income of equity method investments	16,750	16,052	43,184
Net realized and unrealized (gains) losses	2,949	3,552	114,808
Loss (gain) on disposal of fixed assets	334	(6)	172

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	848,570	318,075	381,176
Increase in unearned premiums, net of prepaid reinsurance	253,554	306,926	200,210
(Increase) decrease in net federal income taxes	(2,707)	9,082	(25,932)
Increase in premiums receivable	(154,727)	(227,392)	(140,500)
Increase in deferred policy acquisition costs	(54,440)	(56,240)	(41,709)
Increase in accrued investment income	(10,553)	(7,172)	(10,920)
Increase (decrease) in accrued salaries and benefits	588	6,430	(3,092)
Increase in other assets	(34,016)	(23,195)	(37,561)
Increase (decrease) in other liabilities	(13,211)	16,255	49,869
Net cash provided by (used in) operating activities	1,099,888	758,908	802,409

Investing Activities
Purchases of fixed income securities, held-to-maturity	(6,805)	—	(6,691)
Purchases of fixed income securities, available-for-sale	(2,491,852)	(2,438,851)	(2,648,974)
Purchases of commercial mortgage loans	(56,852)	(42,114)	(64,008)
Purchases of equity securities	(46,191)	(24,166)	(26,675)
Purchases of alternative investments and other investments	(92,207)	(97,597)	(73,408)
Purchases of short-term investments	(9,802,626)	(4,479,918)	(4,506,500)
Sales of fixed income securities, available-for-sale	917,289	1,221,918	1,211,739
Proceeds from commercial mortgage loans	11,786	2,711	10,498
Sales of short-term investments	9,603,377	4,611,342	4,513,940
Redemption and maturities of fixed income securities, held-to-maturity	4,130	8,458	4,351
Redemption and maturities of fixed income securities, available-for-sale	997,229	509,220	669,211
Sales of equity securities	19,416	53,344	186,144
Sales of other investments	—	900	3,281
Distributions from alternative investments and other investments	26,735	11,029	18,664
Purchases of property and equipment	(30,810)	(22,631)	(26,019)
Net cash provided by (used in) investing activities	(947,381)	(686,355)	(734,447)

Financing Activities
Dividends to preferred stockholders	(9,200)	(9,200)	(9,200)
Dividends to common stockholders	(84,936)	(73,827)	(66,920)
Acquisition of treasury stock	(15,620)	(7,930)	(18,344)
Net proceeds from stock purchase and compensation plans	9,630	9,133	9,086
Proceeds from borrowings	—	20,000	60,000
Repayment of borrowings	—	(20,000)	(60,000)
Repayment of finance lease obligations	(2,629)	(2,666)	(2,438)
Net cash provided by (used in) financing activities	(102,755)	(84,490)	(87,816)
Net increase (decrease) in cash and restricted cash	49,752	(11,937)	(19,854)
Cash and restricted cash, beginning of year	13,272	25,209	45,063
Cash and restricted cash, end of year	$63,024	13,272	25,209

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1. Organization
Selective Insurance Group, Inc., through its subsidiaries, (collectively referred to as "we," "us," or "our") offers standard commercial, standard personal, and excess and surplus ("E&S") lines property and casualty insurance products. Selective Insurance Group, Inc. (referred to as the "Parent") was incorporated in New Jersey in 1977 and its corporate headquarters is located in Branchville, New Jersey. The Parent’s common and preferred stock are publicly traded on the Nasdaq Global Select Market under the symbols "SIGI" and "SIGIP," respectively. We have provided a glossary of terms as Exhibit 99.1 to this Form 10-K, which defines certain industry-specific and other terms that are used in this Form 10-K.

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

Net Realized and Unrealized Investment Gains (Losses)
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

The techniques used to value our financial assets are as follows:

Level 1 Pricing

Security Type	Methodology
Equity Securities; U.S. Treasury Notes	Equity and U.S. Treasury Note prices are received from an independent pricing service that are based on observable market transactions. We validate these prices against a second external pricing service, and if established market value comparison thresholds are breached, further analysis is performed to determine the price to be used.
Short-Term Investments, excluding short-term fixed income securities	Short-term investments are recorded at fair value. Given the liquid nature of our short-term investments, we generally validate their fair value by way of active trades within approximately one week of the financial statement close.

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

Further information on our Level 2 asset pricing is included in the following table:

Security Type	Methodology
Corporate Securities, including preferred stocks classified as Fixed Income Securities, U.S. Government and Government Agencies and Short-term Corporate and U.S. Government Agency Bonds	Evaluations include obtaining relevant trade data, benchmark quotes and spreads, and incorporating this information into either spread-based or price-based evaluations as determined by the observed market data. Spread-based evaluations include: (i) creating a range of spreads for relevant maturities of each issuer based on the new issue market, secondary trading, and dealer quotes; and (ii) incorporating option-adjusted spreads for issues that have early redemption features. Based on the findings in (i) and (ii) above, final spreads are derived and added to benchmark curves. Price-based evaluations include matching each issue to its best-known market maker and contacting firms that transact in these securities.
Obligations of States and Political Subdivisions	Evaluations are based on yield curves that are developed based on factors such as: (i) benchmarks to issues with interest rates near prevailing market rates; (ii) established trading spreads over widely-accepted market benchmarks; (iii) yields on new issues; and (iv) market information from third-party sources such as reportable trades, broker-dealers, or issuers.
RMBS, CMBS, CLO and other ABS	Evaluations are based on a DCF, including: (i) generating cash flows for each tranche considering tranche-specific data, market data, and other pertinent information, such as historical performance of the underlying collateral, including net operating income generated by the underlying properties, conditional default rate assumptions, loan loss severity assumptions, consensus projections, prepayment projections, and actual pool and loan level collateral information; (ii) identifying applicable benchmark yields; and (iii) applying market-based tranche-specific spreads to determine an appropriate yield by incorporating collateral performance, tranche-level attributes, trades, bids, and offers.
Foreign Government	Evaluations are performed using a DCF model and by incorporating observed market yields of benchmarks as inputs, adjusting for varied maturities.

Level 3 Pricing

Security Type	Methodology
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

(f) Share-Based Compensation
Share-based compensation consists of all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share units, share options, or other equity instruments. The cost resulting from these payment transactions is recognized in the Financial Statements based on the fair value of both equity and liability awards. For equity awards, fair value is measured at the grant date, while liability awards are remeasured at each reporting period. The fair value of both types of awards is expensed over the requisite service period. The requisite service period is typically the lesser of the vesting period or the time from the grant date to the recipient's retirement eligibility date. The expense recognized for share-based awards, which in some cases contain performance criteria, is based on the number of shares or units expected to be issued at the end of the performance period and the grant date fair value.

The grant date fair value of Restricted Stock Units ("RSUs") is based on the market price of our common stock on the grant date, adjusted for the present value of expected dividend payments.

The fair value of the Cash Incentive Units ("CIUs") liability is remeasured at each reporting period through the settlement date of the awards based on an amount expected to be paid. A Monte Carlo simulation is performed to approximate the projected fair value of the CIUs that is adjusted to reflect our performance on specified indicators compared to targeted peer companies.

The grant date fair value of option awards is estimated using the Black Scholes option valuation model ("Black Scholes"). The following are the significant assumptions used in applying Black Scholes: (i) the risk-free interest rate, which is the implied yield currently available on U.S. Treasury zero-coupon issues with an equal remaining term; (ii) the expected term, which is based on historical experience of similar awards; (iii) the dividend yield, which is determined by dividing the expected per share dividend during the coming year by the grant date stock price; and (iv) the expected volatility, which is based on the volatility of the Parent's stock price over a historical period comparable to the expected term.

We repurchase the Parent’s stock from our employees to meet tax withholding obligations, as permitted under our stock-based compensation plans. This activity is disclosed in our Consolidated Statement of Stockholders' Equity.

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

We estimate an ACL on our outstanding reinsurance recoverable balance at each reporting date. Credit risk is mitigated to the extent we have obtained collateral. As part of our estimation of the ACL, we reduce the recoverable balance by the amount of the collateral. We then pool the uncollateralized balances by similar risk characteristics, including the financial strength rating of the reinsurer, and use a probability-of-default methodology to calculate the allowance. Historical default rates are sourced from AM Best Company ("AM Best") and are coupled with severity assumptions in developing a baseline scenario. We then stress this scenario by incorporating forecasts of industry catastrophe losses and economic factors sourced through third-party data providers. In developing our best estimate of the ACL, we consider our outlook as to the probability of each of these scenarios occurring.

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

We recorded depreciation expense of $26.5 million, $24.7 million, and $24.6 million for 2024, 2023, and 2022, respectively.

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

There were no premium deficiencies for any of the reported years, as the sum of the anticipated loss and loss expense, unamortized acquisition costs, policyholder dividends, and other expenses for each segment did not exceed that segment’s related unearned premium and anticipated investment income. The investment yields assumed in the premium deficiency assessment for each reporting period, which were based on our actual average investment yield, before tax, as of the September 30 calculation date, were 4.8% for 2024, 4.8% for 2023, and 3.5% for 2022.

(j) Goodwill
Goodwill results from business acquisitions where the cost of assets and liabilities acquired exceeds the fair value of those assets and liabilities. A quantitative goodwill impairment analysis is performed if our quarterly qualitative analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Goodwill is allocated to the reporting units for purposes of these analyses. Based on our analysis at December 31, 2024, goodwill was not impaired.

(k) Reserve for Loss and Loss Expense
Reserve for loss and loss expense includes case reserves on reported claims and reserves for incurred but not reported ("IBNR") losses. Case reserves are estimated for each individual claim based on the facts and circumstances known at the time. Case reserves may be adjusted up or down as the claim's facts and circumstances change. IBNR reserves are established at more aggregated levels and include provisions for (i) claims not yet reported, (ii) future development on reported claims, (iii) previously closed claims that could reopen in the future, and (iv) anticipated salvage and subrogation recoveries.

We evaluate our reserves quarterly, through an in-depth reserve review process, and make adjustments to recorded reserves accordingly. The primary input we use to evaluate reserve levels is the quarterly reserve review prepared by our employee actuaries, which provides comprehensive loss and loss expense projections. We base our reviews primarily on our own loss experience, organized by line of business. Where sufficient statistical credibility exists, we may further segment the loss experience by coverage within a line, or geographic area. Generally accepted actuarial methodologies are applied to these reserve groups to produce ultimate loss and loss expense projections.

Typically, we organize our experience by accident year and age, allowing various loss development methods to be applied. These methods rely on historical claims reporting and payment patterns to project ultimate loss or expense for open accident years. We also consider the initial expectation of ultimate losses, particularly for longer-tailed lines of business and the current accident year. Our detailed actuarial planning process develops the expectation for the current accident year, which is adjusted over time as actual experience emerges.

These methods require judgment and numerous assumptions, like the selection of loss and loss expense development factors and the weight applied to each individual projection method. Consequently, no single method can be interpreted as definitive. Instead, ultimate loss and loss expenses are selected based on the various methods, considering the strengths and weaknesses of each applied to the specific line of business and accident year.

Certain liabilities do not lend themselves to the application of loss development methods, such as property catastrophes (low frequency/high severity, unique events), latent claims (where losses are incurred over an extended period), and unallocated loss expenses (those unattributable to a specific claim). We use alternate estimation techniques for these liabilities, some of which are primarily exposure-based methods. These methods include individual claims reviews, calendar year counts and averages, aggregate benchmark measures, such as paid and incurred "survival ratios," and others. These approaches often require additional assumptions and a greater degree of professional judgment.

The reserve review produces a set of ultimate loss and loss expense estimates by line of business, including current and prior accident years. The selected ultimate losses are separated into their components of claim frequency and severity, along with their associated trends, to provide additional insight. While these ultimate loss and loss expense estimates serve as the primary basis for determining the recorded IBNR reserves, other internal and external factors are considered in our overall reserve review. Internal factors include (i) changes to our underwriting and claims practices, (ii) supplemental data on claims reporting and settlement trends, (iii) exposure estimates for reported claims, (iv) potential large or complex claims, and (v) additional trends observed by claims personnel or defense counsel. External factors considered include (i) legislative and regulatory enactments, (ii) judicial trends and decisions, (iii) social trends, including the impacts of social inflation, and (iv) trends in general economic conditions, including the effects of inflation on medical costs, raw materials, and labor.

The combination of IBNR estimates and case reserve estimates on individual claims results in our total reserve for loss and loss expense. These reserves are expected to be sufficient for settling unpaid loss and loss expense obligations under our policies, including changes in the (i) volume of business written, (ii) claims frequency and severity, (iii) mix of business, (iv) claims processing, and (v) other items that management expects to affect our ultimate settlement of loss and loss expense. However, our loss and loss expense reserves are estimates of future events for which the outcomes are unknown. They carry inherent uncertainty, driven by internal factors, such as changes to our claims or underwriting operations, or external factors, like legislative, judicial, economic, or social trends. Inherent randomness, such as the actual number of accidents/incidents or the occurrence or non-occurrence of a single large event, can also impact actual outcomes. Because of these uncertainties, the reserves established may differ materially from actual outcomes. While this risk cannot be eliminated, we review our reserves quarterly based on available information, and make appropriate adjustments to our ultimate loss and loss expense estimates. These changes in our ultimate loss and loss expense estimates are reflected in the Consolidated Statements of Income for the period in which such estimates are changed. Liability estimate changes could be material to the results of operations in future periods.

Loss reserves are estimates, so we consider a range of possible loss and loss expense reserve estimates. This range is determined at the beginning of each year, using prior year-end data. We use a range because no single precise method for estimating the required reserves exists, as many factors may influence the amounts ultimately paid. We do not discount to present value that portion of our loss and loss expense reserves expected to be paid in future periods. Our loss and loss expense reserves implicitly include anticipated salvage and subrogation recoveries.

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

The Insurance Subsidiaries' net premiums written ("NPW") include direct insurance policy writings, plus reinsurance assumed, less reinsurance ceded. Insureds' records within our workers compensation and general liability lines of business are subject to periodic audit for purposes of verifying premium amounts. This premium is referred to as audit premium and is billed or returned on policies subsequent to expiration based on exposure levels (i.e. payroll or sales). We estimate this premium when it is reasonably possible to do so based on historical trends adjusted for the uncertainty of future economic conditions. If we determine it is not reasonably possible to estimate this premium, we do not do so.

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

Note 3. Adoption of Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"). ASU 2022-03 clarifies that a contractual sales restriction on an equity security is not considered when determining the security's fair value. This ASU was issued to eliminate diversity in practice by clarifying that contractual arrangements restricting an entity's ability to sell the security for a certain period of time is a characteristic of the reporting entity and should not be contemplated when determining the security's fair value. ASU 2022-03 requires new disclosures that provide investors with information about the restriction, including the nature and remaining duration of the restriction. The ASU is effective for annual periods beginning after December 15, 2023, including interim periods within those annual periods. We adopted this guidance on January 1, 2024 and it did not have a material impact to our financial condition or results of operations.

In March 2023, the FASB issued ASU 2023-02, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method ("ASU 2023-02"). This ASU allows companies to elect to account for qualifying tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Companies were previously permitted to apply the proportional amortization method only to qualifying tax equity investments in low income housing tax credit structures. ASU 2023-02 extends the application of the proportional amortization method to qualifying tax equity investments that generate tax credits through other programs. It also requires new disclosures that provide a better understanding of the nature of the tax equity investments and the effect the tax equity investments and related income tax credits and other income tax benefits have on a company's financial position and results of operations. The ASU is effective for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. We adopted ASU 2023-02 on January 1, 2024 and it did not have a material impact to our financial condition or results of operations.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 amends disclosure requirements for segment reporting by modifying and adding disclosure requirements. The additional disclosure requirements include the following on both an interim and annual basis: (i) significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"); (ii) amounts for "other segment items" by reportable segment and a description of its composition; and (iii) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. In addition, ASU 2023-07 requires all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280, Segment Reporting, to now be disclosed in interim periods. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 for the annual period ending December 31, 2024. As ASU 2023-07 only requires additional disclosure, it did not have a material impact on our financial condition or results of operations.

Pronouncements to be effective in the future
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 amends disclosure requirements to provide greater transparency on income taxes. The following additional disclosures are required annually: (i) specific required categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, (iii) the amount of income taxes paid disaggregated by jurisdiction, and (iv) income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Amendments can be applied on a prospective basis; however, retrospective application is permitted. Early adoption is permitted. As ASU 2023-09 only requires additional disclosure, it will not have a material impact on our financial condition or results of operations.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires disaggregated disclosure of income statement expenses. This ASU does not change the expense captions currently presented on the income statement; rather it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. This ASU can be applied on a prospective basis; however, retrospective application is permitted. Early adoption is permitted. As ASU 2024-03 only requires additional disclosure, it will not have a material impact on our financial condition and results of operations.

Note 4. Statements of Cash Flows
Supplemental cash flow information was as follows:

($ in thousands)	2024	2023	2022
Cash paid (received) during the period for:
Interest	$28,532	28,359	26,639
Federal income tax	49,000	79,702	75,000

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	8,413	7,409	8,148
Operating cash flows from financing leases	234	66	46
Financing cash flows from finance leases	2,629	2,666	2,438

Non-cash items:
Corporate actions related to fixed income securities, AFS[1]	43,558	22,741	38,106
Corporate actions related to equity securities[1]	29,250	—	—
Conversion of AFS fixed income securities to equity securities	—	—	1,463
Conversion of alternative investments to equity securities[2]	—	50,253	—
Assets acquired under finance lease arrangements	6,275	1,584	707
Assets acquired under operating lease arrangements	11,684	5,885	16,649
Non-cash purchase of property and equipment	53	242	70
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

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	December 31, 2024	December 31, 2023
Cash	$91	180
Restricted cash	62,933	13,092
Total cash and restricted cash shown in the Statements of Cash Flows	$63,024	13,272

Amounts in restricted cash represent cash received from the National Flood Insurance Program ("NFIP") that can only be used to pay flood claims under the Write Your Own program.

Note 5. Investments
(a) Net unrealized gains and losses on investments included in "Other comprehensive income (loss)" ("OCI") in the Consolidated Statements of Stockholders' Equity by asset class were as follows for the years ended December 31, 2024, 2023, and 2022:

($ in thousands)	2024	2023	2022
AFS securities:
Fixed income securities	$(316,796)	(353,288)	(527,926)
Total AFS securities	(316,796)	(353,288)	(527,926)

Short-term securities	8	35	35

Total net unrealized gains (losses)	(316,788)	(353,253)	(527,891)
Deferred income tax	66,526	74,184	110,857
Net unrealized gains (losses), net of deferred income tax	(250,262)	(279,069)	(417,034)

Increase (decrease) in net unrealized gains (losses) in OCI, net of deferred income tax	$28,807	137,965	(597,915)

(b) Information regarding our AFS securities as of December 31, 2024 and December 31, 2023 were as follows:

December 31, 2024
	Cost/
	Amortized	Allowance for	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Credit Losses	Gains	Losses	Value
AFS fixed income securities:
U.S. government and government agencies	$139,906	—	2	(19,753)	120,155
Foreign government	10,656	(21)	—	(1,333)	9,302
Obligations of states and political subdivisions	483,609	(570)	550	(32,359)	451,230
Corporate securities	3,181,046	(14,924)	25,259	(123,201)	3,068,180
CLO and other ABS	2,065,611	(4,889)	22,116	(49,689)	2,033,149
RMBS	1,812,744	(11,544)	3,880	(112,722)	1,692,358
CMBS	782,506	—	1,478	(31,024)	752,960
Total AFS fixed income securities	$8,476,078	(31,948)	53,285	(370,081)	8,127,334

December 31, 2023
	Cost/
	Amortized	Allowance for	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Credit Losses	Gains	Losses	Value
AFS fixed income securities:
U.S. government and government agencies	$223,157	—	139	(18,261)	205,035
Foreign government	11,140	(35)	—	(1,302)	9,803
Obligations of states and political subdivisions	612,938	(669)	2,623	(28,927)	585,965
Corporate securities	2,834,048	(12,999)	28,078	(137,888)	2,711,239
CLO and other ABS	1,911,831	(2,854)	11,855	(86,005)	1,834,827
RMBS	1,568,960	(11,649)	6,023	(85,851)	1,477,483
CMBS	718,623	(6)	1,358	(45,130)	674,845
Total AFS fixed income securities	$7,880,697	$(28,212)	50,076	(403,364)	7,499,197

The following tables provide a roll forward of the ACL on our AFS fixed income securities for the years indicated:

2024	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirements) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$35	—	—	(7)	(7)	—	21
Obligations of states and political subdivisions	669	222	—	(275)	(46)	—	570
Corporate securities	12,999	4,952	—	(1,861)	(1,157)	(9)	14,924
CLO and other ABS	2,854	1,376	—	846	(187)	—	4,889
RMBS	11,649	11	—	370	(486)	—	11,544
CMBS	6	—	—	(6)	—	—	—
Total AFS fixed income securities	$28,212	6,561	—	(933)	(1,883)	(9)	31,948

2023	Beginning Balance	Current Provisions for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirements) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$284	—	—	(249)	—	—	35
Obligations of states and political subdivisions	1,024	48	—	(281)	(122)	—	669
Corporate securities	30,330	3,457	—	(16,879)	(3,638)	(271)	12,999
CLO and other ABS	2,375	619	—	(116)	(24)	—	2,854
RMBS	11,597	17	—	447	(412)	—	11,649
CMBS	111	1	—	38	(144)	—	6
Total AFS fixed income securities	$45,721	4,142	—	(17,040)	(4,340)	(271)	28,212

During 2024 or 2023, we had no write-offs or recoveries of our AFS fixed income securities.

As disclosed in Note 2. "Summary of Significant Accounting Policies," we do not evaluate accrued interest on our AFS securities for expected credit loss as we write-off these balances in a timely manner. Accrued interest on AFS securities was $74.3 million as of December 31, 2024, and $64.6 million as of December 31, 2023. We did not record any material write-offs of accrued interest during 2024 or 2023.

(c) Quantitative information about unrealized losses on our AFS portfolio follows:

December 31, 2024	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$14,708	(70)	105,326	(19,683)	120,034	(19,753)
Foreign government	—	—	9,302	(1,333)	9,302	(1,333)
Obligations of states and political subdivisions	153,996	(3,539)	247,735	(28,820)	401,731	(32,359)
Corporate securities	684,999	(11,699)	1,083,392	(111,502)	1,768,391	(123,201)
CLO and other ABS	349,786	(6,296)	601,057	(43,393)	950,843	(49,689)
RMBS	714,061	(21,206)	677,574	(91,516)	1,391,635	(112,722)
CMBS	184,394	(2,870)	417,472	(28,154)	601,866	(31,024)
Total AFS fixed income securities	$2,101,944	(45,680)	3,141,858	(324,401)	5,243,802	(370,081)

December 31, 2023	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$77,698	(188)	108,578	(18,073)	186,276	(18,261)
Foreign government	1,552	(87)	8,251	(1,215)	9,803	(1,302)
Obligations of states and political subdivisions	137,031	(962)	290,964	(27,965)	427,995	(28,927)
Corporate securities	263,423	(6,369)	1,439,422	(131,519)	1,702,845	(137,888)
CLO and other ABS	278,940	(7,120)	984,175	(78,885)	1,263,115	(86,005)
RMBS	351,976	(4,765)	757,914	(81,086)	1,109,890	(85,851)
CMBS	130,189	(2,995)	471,256	(42,135)	601,445	(45,130)
Total AFS fixed income securities	$1,240,809	(22,486)	4,060,560	(380,878)	5,301,369	(403,364)

We currently do not intend to sell any of the securities summarized in the tables above, nor do we believe we will be required to sell any of them. The decrease in gross unrealized losses at December 31, 2024, compared to December 31, 2023, was driven by a tightening of credit spreads, partially offset by an increase in benchmark U.S. Treasury rates. Considering these factors and our review of these securities under our credit loss policy as described in Note 2. “Summary of Significant Accounting Policies” of this Form 10-K, we have concluded that no ACL is required on these balances beyond the ACL recorded as of December 31, 2024. This conclusion reflects our current judgment about the financial position and future prospects of the entities that issued the investment security and underlying collateral.

(d) AFS and held-to-maturity ("HTM") fixed income securities at December 31, 2024, by contractual maturity are shown below. The maturities of RMBS, CMBS, CLO and other ABS securities were calculated using each security's estimated average life. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$593,487	1,152	1,176
Due after one year through five years	3,556,760	15,767	15,461
Due after five years through 10 years	3,024,602	8,456	8,098
Due after 10 years	952,485	—	—
Total fixed income securities	$8,127,334	25,375	24,735

(e) The following table summarizes our alternative investment portfolio by strategy:

	December 31, 2024			December 31, 2023
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss	Carrying Value	Remaining Commitment	Maximum Exposure to Loss
Alternative investments
Private equity	$346,020	182,355	528,375	301,759	131,885	433,644
Private credit	52,100	99,185	151,285	54,500	89,401	143,901
Real assets	42,776	38,950	81,726	39,520	33,040	72,560
Total alternative investments	$440,896	320,490	761,386	395,779	254,326	650,105

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

Our private credit strategy includes the following:

•Direct Lending: This strategy provides privately negotiated loans to U.S. middle market companies. Typically, these are floating rate, senior secured loans diversified across industries. Loans are made to companies that may or may not have private equity sponsors to finance leveraged buyouts ("LBOs"), recapitalizations, and acquisitions.

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

The following tables show gross summarized financial information for our alternative investments portfolio, including the portion we do not own. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information is as of, and for the 12-month period ended, September 30:

Balance Sheet Information
December 31,
($ in millions)	2024	2023
Investments	$165,301	142,411
Total assets	173,694	146,844
Total liabilities	26,713	15,854
Total partners’ capital	146,981	130,990

Income Statement Information
($ in millions)	2024	2023	2022
Net investment income (loss)	$186	178	765
Realized gains	7,099	5,845	12,590
Net change in unrealized appreciation (depreciation)	9,745	5,810	(5,215)
Net income	$17,030	11,833	8,140
Alternative investment income included in "Net investment income earned" on our Consolidated Statements of Income	37.1	26.8	23.0

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than to certain U.S. government agencies, as of December 31, 2024, or December 31, 2023.

(g) We have pledged certain AFS fixed income securities as collateral related to our borrowing relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, we had certain securities on deposit with various state and regulatory agencies at December 31, 2024 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at December 31, 2024:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	Regulatory Deposits	Total
U.S. government and government agencies	$—	—	21.4	21.4
Obligations of states and political subdivisions	—	—	3.0	3.0
RMBS	63.6	21.7	—	85.3
CMBS	1.5	8.1	—	9.6
Total pledged as collateral	$65.1	29.8	24.4	119.3

(h) The components of pre-tax net investment income earned were as follows:

($ in thousands)	2024	2023	2022
Fixed income securities	$389,198	345,886	259,918
CMLs	12,448	9,336	5,555
Equity securities	18,295	9,395	13,554
Short-term investments	20,274	14,818	3,997
Alternative investments	37,053	26,777	23,003
Other investments	864	650	258
Investment expenses	(21,081)	(18,212)	(18,130)
Net investment income earned	$457,051	388,650	288,155

(i) The following table summarizes net realized and unrealized investment gains and losses for the periods indicated:

($ in thousands)	2024	2023	2022
Gross gains on sales	$12,839	5,896	28,419
Gross losses on sales	(6,563)	(30,760)	(60,055)
Net realized gains (losses) on disposals	6,276	(24,864)	(31,636)
Net unrealized gains (losses) on equity securities	(1,964)	9,510	(32,127)
Net credit loss benefit (expense) on fixed income securities, AFS	(5,628)	12,898	(39,169)
Net credit loss benefit (expense) on fixed income securities, HTM	—	—	63
Net credit loss benefit (expense) on CMLs	217	(175)	(116)
Losses on securities for which we have the intent to sell	(1,248)	(921)	(11,823)
Other realized gains (losses)	(602)	—	—
Net realized and unrealized investment gains (losses)	$(2,949)	(3,552)	(114,808)

The decrease in net realized and unrealized investment losses in 2023 compared to 2022 was primarily due to (i) a credit loss benefit recorded on our AFS fixed income securities portfolio in 2023 compared to credit loss expense recorded in 2022, and (ii) an increase in valuations in the public equities market. The credit loss benefit in 2023 reflected a decrease in benchmark U.S. Treasury rates and a tightening of credit spreads, with the decrease in interest rates having the most significant impact.

Net unrealized gains and losses recognized in income on equity securities, as reflected in the table above, included the following:

($ in thousands)	2024	2023	2022
Unrealized gains (losses) recognized in income on equity securities:
On securities remaining in our portfolio at end of period	$(66)	3,593	(10,454)
On securities sold in period	(1,898)	5,917	(21,673)
Total unrealized gains (losses) recognized in income on equity securities	$(1,964)	9,510	(32,127)

Proceeds from the sales of AFS fixed income securities were $917.3 million, $1,221.9 million, and $1,211.7 million in 2024, 2023, and 2022, respectively. Proceeds from the sales of equity securities were $19.4 million, $53.3 million, and $186.1 million in 2024, 2023, and 2022, respectively.

Note 6. Comprehensive Income
(a) The components of comprehensive income, both gross and net of tax, for 2024, 2023, and 2022 were as follows:

2024
($ in thousands)	Gross	Tax	Net
Net income	$258,034	51,022	207,012
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the year	22,880	4,805	18,075
Unrealized gains (losses) on securities with credit loss recognized in earnings	9,861	2,071	7,790
Amounts reclassified into net income:
Net realized (gains) losses on disposals and intent-to-sell AFS securities	(1,903)	(399)	(1,504)
Credit loss (benefit) expense	5,628	1,182	4,446
Total unrealized gains (losses) on investment securities	36,466	7,659	28,807
Defined benefit pension and post-retirement plans:
Net actuarial gain (loss)	5,434	1,141	4,293
Amounts reclassified into net income:
Net actuarial (gain) loss	3,868	812	3,056
Total defined benefit pension and post-retirement plans	9,302	1,953	7,349
Other comprehensive income (loss)	45,768	9,612	36,156
Comprehensive income (loss)	$303,802	60,634	243,168

2023
($ in thousands)	Gross	Tax	Net
Net income	$458,412	93,174	365,238
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the year	106,845	22,438	84,407
Unrealized gains (losses) on securities with credit loss recognized in earnings	60,234	12,649	47,585
Amounts reclassified into net income:
Net realized (gains) losses on disposals and intent-to-sell AFS securities	20,458	4,296	16,162
Credit loss (benefit) expense	(12,898)	(2,709)	(10,189)
Total unrealized gains (losses) on investment securities	174,639	36,674	137,965
Defined benefit pension and post-retirement plans:
Net actuarial gain (loss)	(19,385)	(4,070)	(15,315)
Amounts reclassified into net income:
Net actuarial (gain) loss	3,026	635	2,391
Total defined benefit pension and post-retirement plans	(16,359)	(3,435)	(12,924)
Other comprehensive income (loss)	158,280	33,239	125,041
Comprehensive income (loss)	$616,692	126,413	490,279

2022
($ in thousands)	Gross	Tax	Net
Net income	$280,186	55,300	224,886
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the year	(668,107)	(140,302)	(527,805)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(187,968)	(39,473)	(148,495)
Amounts reclassified into net income:
HTM securities	4	1	3
Net realized (gains) losses on disposals and intent-to-sell AFS securities	60,048	12,610	47,438
Credit loss (benefit) expense	39,169	8,225	30,944
Total unrealized gains (losses) on investment securities	(756,854)	(158,939)	(597,915)
Defined benefit pension and post-retirement plans:
Net actuarial gain (loss)	(20,941)	(4,398)	(16,543)
Amounts reclassified into net income:
Net actuarial (gain) loss	1,668	351	1,317
Total defined benefit pension and post-retirement plans	(19,273)	(4,047)	(15,226)
Other comprehensive income (loss)	(776,127)	(162,986)	(613,141)
Comprehensive income (loss)	$(495,941)	(107,686)	(388,255)

(b) The balances of, and changes in, each component of AOCI (net of taxes) as of December 31, 2024, and 2023, were as follows:

	Net Unrealized Gains (Losses) on Investment Securities			Defined Benefit Pension and Post-retirement Plans
($ in thousands)	Credit Loss Related[1]	All Other	Investments Subtotal		Total AOCI
Balance, December 31, 2022	$(121,838)	(295,197)	(417,035)	(81,007)	(498,042)
OCI before reclassifications	47,585	84,407	131,992	(15,315)	116,677
Amounts reclassified from AOCI	(10,189)	16,162	5,973	2,391	8,364
Net current period OCI	37,396	100,569	137,965	(12,924)	125,041
Balance, December 31, 2023	(84,442)	(194,628)	(279,070)	(93,931)	(373,001)
OCI before reclassifications	7,790	18,075	25,865	4,293	30,158
Amounts reclassified from AOCI	4,446	(1,504)	2,942	3,056	5,998
Net current period OCI	12,236	16,571	28,807	7,349	36,156
Balance, December 31, 2024	$(72,206)	(178,057)	(250,263)	(86,582)	(336,845)
1Represents change in unrealized gains (losses) on securities with credit loss recognized in earnings.

The reclassifications out of AOCI were as follows:

($ in thousands)	Year ended December 31, 2024	Year ended December 31, 2023	Affected Line Item in the Consolidated Statements of Income
Net realized (gains) losses on disposals and intent-to-sell AFS securities
Net realized (gains) losses	$(1,903)	20,458	Net realized and unrealized investment gains (losses)
Tax (benefit) expense	399	(4,296)	Total federal income tax expense
Net of taxes	(1,504)	16,162	Net income
Credit loss related
Credit loss (benefit) expense	5,628	(12,898)	Net realized and unrealized investment gains (losses)
Tax (benefit) expense	(1,182)	2,709	Total federal income tax expense
Net of taxes	4,446	(10,189)	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	890	695	Loss and loss expense incurred
Net actuarial loss	2,978	2,331	Other insurance expenses
Total	3,868	3,026	Income before federal income tax
Tax (benefit) expense	(812)	(635)	Total federal income tax expense
Net of taxes	3,056	2,391	Net income
Total reclassifications for the period	$5,998	8,364	Net income

Note 7. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and estimated fair values of our financial liabilities as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$49,931	54,657	49,926	53,047
6.70% Senior Notes	99,590	103,057	99,565	104,039
5.375% Senior Notes	294,627	273,464	294,523	288,787
3.03% Borrowings from FHLBI	60,000	58,516	60,000	57,932
Subtotal long-term debt	504,148	489,694	504,014	503,805
Unamortized debt issuance costs	(2,492)		(2,704)
Finance lease obligations	6,282		2,636
Total long-term debt	$507,938		$503,946

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" of this Form 10-K.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at December 31, 2024 and 2023:

December 31, 2024		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$120,155	35,518	84,637	—
Foreign government	9,302	—	9,302	—
Obligations of states and political subdivisions	451,230	—	443,804	7,426
Corporate securities	3,068,180	—	2,825,501	242,679
CLO and other ABS	2,033,149	—	1,665,155	367,994
RMBS	1,692,358	—	1,692,358	—
CMBS	752,960	—	752,620	340
Total AFS fixed income securities	8,127,334	35,518	7,473,377	618,439
Equity securities:
Common stock[1]	211,767	41,445	—	808
Preferred stock	1,834	1,834	—	—
Total equity securities	213,601	43,279	—	808
Short-term investments	509,318	474,225	35,093	—
Total assets measured at fair value	$8,850,253	553,022	7,508,470	619,247

December 31, 2023		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$205,035	34,056	170,979	—
Foreign government	9,803	—	9,803	—
Obligations of states and political subdivisions	585,965	—	578,131	7,834
Corporate securities	2,711,239	—	2,413,907	297,332
CLO and other ABS	1,834,827	—	1,589,514	245,313
RMBS	1,477,483	—	1,477,483	—
CMBS	674,845	—	674,489	356
Total AFS fixed income securities	7,499,197	34,056	6,914,306	550,835
Equity securities:
Common stock[1]	185,339	20,582	—	854
Preferred stock	1,816	1,816	—	—
Total equity securities	187,155	22,398	—	854
Short-term investments	309,317	308,512	805	—
Total assets measured at fair value	$7,995,669	364,966	6,915,111	551,689
1Investments amounting to $169.5 million at December 31, 2024 and $163.9 million at December 31, 2023, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. These investments are not redeemable and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following tables provide a summary of Level 3 changes for the years indicated:

2024
($ in thousands)	Obligations of states and political subdivisions	Corporate Securities	CLO and Other ABS	RMBS	CMBS	Common Stock	Total
Fair value, December 31, 2023	$7,834	297,332	245,313	—	356	854	551,689
Total net gains (losses) for the period included in:
OCI	(143)	10,790	3,920	77	(6)	—	14,638
Net realized and unrealized investment gains (losses)	(127)	881	(223)	—	—	(46)	485
Net investment income earned	—	(429)	653	1	(3)	—	222
Purchases	—	28,226	181,920	4,888	—	—	215,034
Sales	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(138)	(29,624)	(51,188)	(255)	(7)	—	(81,212)
Transfers into Level 3	—	30,380	20,088	—	—	—	50,468
Transfers out of Level 3	—	(94,877)	(32,489)	(4,711)	—	—	(132,077)
Fair value, December 31, 2024	$7,426	242,679	367,994	—	340	808	619,247

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	(127)	891	(223)	—	—	146	687
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	(143)	10,193	4,525	77	(6)	—	14,646

2023
($ in thousands)	Obligations of states and political subdivisions	Corporate Securities	CLO and Other ABS	CMBS	Common Stock	Total
Fair value, December 31, 2022	$6,661	187,980	153,342	375	897	349,255
Total net gains (losses) for the period included in:
OCI	1,111	10,645	2,974	49	—	14,779
Net realized and unrealized investment gains (losses)	62	419	(5)	—	(235)	241
Net investment income earned	—	621	(30)	(265)	—	326
Purchases	—	97,547	104,134	—	—	201,681
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	(10,254)	(16,737)	(25)	—	(27,016)
Transfers into Level 3	—	21,297	14,148	2,848	192	38,485
Transfers out of Level 3	—	(10,923)	(12,513)	(2,626)	—	(26,062)
Fair value, December 31, 2023	$7,834	297,332	245,313	356	854	551,689

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	62	419	(5)	—	(235)	476
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	1,111	10,634	2,858	49	—	14,652

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements of Level 3 assets at December 31, 2024, and 2023:

December 31, 2024
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$147,294	DCF	Illiquidity Spread	(4.4)% - 5.3%	1.7%
CLO and other ABS	249,506	DCF	Illiquidity Spread	(0.97)% - 19.6%	1.9%
Total internal valuations	396,800
Other[1]	222,447
Total Level 3 securities	$619,247

December 31, 2023
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$135,524	DCF	Illiquidity Spread	(4.4)% - 5.3%	1.9%
CLO and other ABS	127,210	DCF	Illiquidity Spread	0.01% - 19.6%	2.4%
Total internal valuations	262,734
Other[1]	288,955
Total Level 3 securities	$551,689
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

The following tables provide quantitative information regarding our financial assets and liabilities that were not measured at fair value, but were disclosed as such at December 31, 2024, and 2023:

December 31, 2024		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	$24,735	—	24,735	—
Total HTM fixed income securities	24,735	—	24,735	—

CMLs	$224,842	—	—	224,842

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$54,657	—	54,657	—
6.70% Senior Notes	103,057	—	103,057	—
5.375% Senior Notes	273,464	—	273,464	—
3.03% Borrowings from FHLBI	58,516	—	58,516	—
Total long-term debt	$489,694	—	489,694	—

December 31, 2023		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$—	—	—	—
Corporate securities	21,923	—	21,923	—
Total HTM fixed income securities	$21,923	—	21,923	—

CMLs	$178,913	—	—	178,913

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$53,047	—	53,047	—
6.70% Senior Notes	104,039	—	104,039	—
5.375% Senior Notes	288,787	—	288,787	—
3.03% Borrowings from FHLBI	57,932	—	57,932	—
Total long-term debt	$503,805	—	503,805	—

Note 8. Allowance for Credit Losses on Premiums Receivable
The following table provides a roll forward of the ACL on our premiums receivable balance for 2024 and 2023:

($ in thousands)	December 31, 2024	December 31, 2023
Balance at beginning of year	$18,900	16,100
Current period change for expected credit losses	6,934	6,124
Write-offs charged against the allowance for credit losses	(7,146)	(5,080)
Recoveries	1,712	1,756
ACL, end of year	$20,400	18,900

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

Effective December 9, 2023, we secured property catastrophe protection through a per occurrence excess of loss indemnity reinsurance agreement with High Point Re Ltd. ("High Point Re"), an independent Bermuda special purpose insurer. The reinsurance agreement meets the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. In connection with the reinsurance agreement, High Point Re issued Series 2023-1, Class A Principal-at-Risk Variable Rates Notes (“catastrophe bonds”) to unrelated investors totaling $325 million, consistent with the amount of coverage provided under the reinsurance agreement. Under the terms of the reinsurance agreement, we pay annual reinsurance premiums to High Point Re for the reinsurance coverage, which are included in our ceded premiums. The principal amount of the catastrophe bonds will be reduced by any amounts paid to us under the reinsurance agreement.

As a Standard Commercial Lines and E&S Lines writer, we are subject to the Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA"), which was extended by Congress to December 31, 2027. TRIPRA requires private insurers and the U. S. government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. Under TRIPRA, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available. This deductible is based on a percentage of the prior year’s applicable Standard Commercial Lines and E&S Lines premiums. In 2025, our deductible, before tax, is approximately $619 million. For losses above the deductible, the federal government will pay 80% of losses to an industry limit of $100 billion, and the insurer retains 20%.

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

The following tables provide (i) a disaggregation of our reinsurance recoverable balance by financial strength rating, and (ii) an aging analysis of our past due reinsurance recoverable balances as of December 31, 2024 and 2023:

	December 31, 2024
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$111,481	$225	$111,706
A+	483,317	5,205	488,522
A	131,087	819	131,906
A-	5,421	149	5,570
Total rated reinsurers	$731,306	$6,398	$737,704

Non-rated reinsurers
Federal and state pools	$318,785	$—	$318,785
Other than federal and state pools	6,647	9	6,656
Total non-rated reinsurers	$325,432	$9	$325,441

Total reinsurance recoverable, gross	$1,056,738	$6,407	$1,063,145
Less: ACL			(2,000)
Total reinsurance recoverable, net			$1,061,145

	December 31, 2023
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$82,466	$21	$82,487
A+	371,132	2,887	374,019
A	111,883	1,380	113,263
A-	3,596	89	3,685
Total rated reinsurers	$569,077	$4,377	$573,454

Non-rated reinsurers
Federal and state pools	$80,506	$—	$80,506
Other than federal and state pools	4,488	77	4,565
Total non-rated reinsurers	$84,994	$77	$85,071

Total reinsurance recoverable, gross	$654,071	$4,454	$658,525
Less: ACL			(1,700)
Total reinsurance recoverable, net			$656,825

The $238.3 million increase in "Federal and state pools" as of December 31, 2024, compared to December 31, 2023, was primarily due to an increase in the NFIP reserves recorded as of December 31, 2024, for flood losses related to Hurricane Helene, which mainly affected the Southeastern part of our footprint. These losses are 100% ceded to the NFIP and continue to be paid as the associated claims are settled. In addition, the $164.3 million increase in "Total rated reinsurers" as of December 31, 2024, compared to December 31, 2023, was primarily related to an increase in incurred but not reported recoverable balances related to unfavorable prior year casualty reserve development.

The following table provides a roll forward of the allowance for credit losses on our reinsurance recoverable balance for the indicated periods:

($ in thousands)	December 31, 2024	December 31, 2023
Balance at beginning of year	$1,700	$1,600
Current period change for expected credit losses	300	100
Write-offs charged against the allowance for credit losses	—	—
Recoveries	—	—
ACL, end of year	$2,000	$1,700

For a discussion of the methodology used to evaluate our estimate of expected credit losses on our reinsurance recoverable balance, refer to Note 2. "Summary of Significant Accounting Policies."

The following table represents our total reinsurance balances segregated by reinsurer to illustrate our concentration of risk throughout our reinsurance portfolio:

	December 31, 2024		As of December 31, 2023
($ in thousands)	Reinsurance Balances	% of Reinsurance Balance	Reinsurance Balances	% of Reinsurance Balance
Total reinsurance recoverables, net of allowance for credit losses	$1,061,145		$656,825
Total prepaid reinsurance premiums	235,378		203,320
Total reinsurance balance	1,296,523		860,145

Federal and state pools[1]:
NFIP	471,696	36%	203,273	24%
New Jersey Unsatisfied Claim Judgment Fund	44,089	3	46,715	5
Other	2,418	—	1,779	—
Total federal and state pools	518,203	39	251,767	29
Remaining reinsurance balance	$778,320	61	$608,378	71

Hannover Ruck SE (AM Best rated "A+")	$198,966	15	$135,564	16
Munich Reinsurance America Inc. (AM Best rated "A+")	151,516	12	132,831	15
AXIS Reinsurance Company (AM Best rated "A")	91,862	7	76,286	9
Endurance Assurance Corporation (AM Best rated “A+”)	40,717	3	27,246	3
Ace Property & Casualty Insurance Company (AM Best rated “A++”)	30,166	2	13,602	2
All other reinsurers	267,093	22	224,549	26
Total reinsurers	780,320	61%	610,078	71%
Less: ACL	(2,000)		(1,700)
Reinsurers, net of ACL	778,320		608,378
Less: collateral[2]	(93,842)		(126,418)
Reinsurers, net of collateral	$684,478		$481,960
 1Considered to have minimal risk of default.
2Includes letters of credit, trust funds, and funds held against reinsurance recoverables.

The following table lists direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expense incurred for the indicated periods:

($ in thousands)	2024	2023	2022
Premiums written:
Direct	$5,319,457	4,725,459	4,068,518
Assumed	27,557	23,999	32,320
Ceded	(717,013)	(614,926)	(527,248)
Net	$4,630,001	4,134,532	3,573,590
Premiums earned:
Direct	$5,034,952	4,386,556	3,880,522
Assumed	26,450	25,027	30,742
Ceded	(684,955)	(583,977)	(537,884)
Net	$4,376,447	3,827,606	3,373,380
Loss and loss expense incurred:
Direct	$3,909,463	2,738,301	2,537,638
Assumed	21,540	19,581	23,160
Ceded	(766,519)	(273,597)	(449,020)
Net	$3,164,484	2,484,285	2,111,778

Ceded premiums written, ceded premiums earned, and ceded loss and loss expense incurred related to our participation in the NFIP, to which we cede 100% of our NFIP flood premiums, losses, and loss expenses, were as follows:

Ceded to NFIP ($ in thousands)	2024	2023	2022
Ceded premiums written	$(356,957)	(305,609)	(259,246)
Ceded premiums earned	(328,811)	(279,087)	(274,100)
Ceded loss and loss expense incurred	(429,347)	(75,549)	(200,467)

Note 10. Reserve for Loss and Loss Expense
(a) The table below provides a roll forward of the reserve for loss and loss expense for beginning and ending reserve balances:

($ in thousands)	2024	2023	2022
Gross reserve for loss and loss expense, at beginning of year	$5,336,911	5,144,821	4,580,903
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of year	618,601	757,513	578,641
Net reserve for loss and loss expense, at beginning of year	4,718,310	4,387,308	4,002,262
Incurred loss and loss expense for claims occurring in the:
Current year	2,879,213	2,474,331	2,190,668
Prior years	285,271	9,954	(78,890)
Total incurred loss and loss expense	3,164,484	2,484,285	2,111,778
Paid loss and loss expense for claims occurring in the:
Current year	1,001,792	922,641	768,583
Prior years	1,313,446	1,230,642	958,149
Total paid loss and loss expense	2,315,238	2,153,283	1,726,732
Net reserve for loss and loss expense, at end of year	5,567,556	4,718,310	4,387,308
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of year	1,022,245	618,601	757,513
Gross reserve for loss and loss expense at end of year	$6,589,801	5,336,911	5,144,821

Our net loss and loss expense reserves increased by $849.2 million in 2024, $331.0 million in 2023, and $385.0 million in 2022. The loss and loss expense reserves are net of anticipated recoveries for salvage and subrogation claims, which amounted to $133.7 million for 2024, $116.0 million for 2023, and $91.3 million for 2022.

The increase in net loss and loss expense reserves in 2024 was primarily driven by increases in exposure due to premium growth and unfavorable prior year loss reserve development. In 2024, we experienced overall net unfavorable prior year loss reserve development of $285.3 million, compared to net unfavorable development of $10.0 million in 2023 and net favorable development of $78.9 million in 2022.

The following table summarizes the prior year reserve development by line of business:

(Favorable)/Unfavorable Prior Year Development
($ in millions)	2024	2023	2022
General Liability	$316.0	55.0	(5.0)
Commercial Automobile	19.5	8.0	22.5
Workers Compensation	(45.0)	(74.5)	(70.0)
Businessowners' Policies	(1.7)	7.6	(7.3)
Commercial Property	(23.4)	0.7	(1.6)
Bonds	(5.0)	—	(10.0)
Homeowners	(1.4)	4.6	(0.6)
Personal Automobile	11.1	15.3	0.5
E&S Casualty Lines	20.0	(5.0)	(5.0)
E&S Property Lines	(4.9)	(1.6)	(2.5)
Other	0.1	(0.1)	0.1
Total	$285.3	10.0	(78.9)

The Insurance Subsidiaries had $285.3 million of unfavorable prior year reserve development during 2024, which included $311.0 million of net unfavorable casualty reserve development and $25.7 million of favorable property reserve development.

The net unfavorable casualty reserve development by line of business was driven by the following:
•General liability - increased severities in accident years 2020 and subsequent, with most of the actions for accident years 2022 and 2023, due to impacts from social inflation;
•Commercial automobile - increased severities in accident year 2023;
•Personal automobile - increased severities in accident years 2022 through 2023; and
•E&S casualty - increased severities in accident years 2023 and prior.

Favorable prior year casualty reserve development on our workers compensation, bond, and homeowners lines of business provided a partial offset to the items above. The favorable prior year development on workers compensation was primarily driven by improved loss severities in accident years 2022 and prior.

The Insurance Subsidiaries had $10.0 million of unfavorable prior year reserve development during 2023, which included $6.5 million of net favorable casualty reserve development and $16.5 million of unfavorable property reserve development. The net favorable casualty reserve development was due to improved loss severities on our workers compensation line of business driven by continued favorable medical cost trends in accident years 2021 and prior. This was partially offset by unfavorable prior year casualty reserve development on our general liability and commercial automobile lines of business. The unfavorable prior year development on (i) general liability was primarily driven by increased loss severities in accident years 2015 through 2020 and (ii) commercial automobile was primarily driven by increased loss expenses in accident years 2022 and prior.

The Insurance Subsidiaries had $78.9 million of favorable prior year reserve development during 2022, which included $86.0 million of net favorable casualty reserve development and $7.1 million of unfavorable property reserve development. The net favorable casualty reserve development was due to improved loss severities on our workers compensation line of business driven by continued favorable medical trends in accident years 2020 and prior, and favorable inception-to-date claim frequencies in accident year 2020. This was partially offset by unfavorable prior year casualty reserve development on our commercial automobile line of business, primarily driven by increased loss severities in accident year 2021.

(b) We have exposure to abuse or molestation claims within our general liability line of business, primarily through insurance policies that we issue to schools, religious institutions, day-care facilities, and other social services. Claims reporting patterns have been significantly impacted by state laws that extend the statute of limitations or permit windows to be opened for abuse or molestation claims and lawsuits that were previously barred by statutes of limitations. The emergence of these claims is highly unpredictable and may be reported over an extended period of time. In addition to legislative changes that increase our exposure, there are significant uncertainties in estimating our exposure to abuse or molestation claims (for both case and IBNR reserves) resulting from (i) lack of relevant historical data, (ii) the delayed and inconsistent reporting patterns associated with these claims, (iii) the obligation of an insurer to defend a claim, (iv) the extent to which a party can prove the existence of coverage, and (v) uncertainty as to the number and identity of claimants. It is possible, as a result, that we may receive claims decades after the allegations occurred from coverages provided by us or our predecessor companies, that will require complex claims coverage determinations, potential litigation, and the need to collect from reinsurers under older reinsurance agreements.

(c) Reserves established for liability insurance include exposure to asbestos and environmental claims. These claims have arisen primarily from insured exposures in municipal government, small non-manufacturing commercial risk, and homeowners policies. The emergence of these claims is highly unpredictable and may be reported over an extended period of time. There are significant uncertainties in estimating our exposure to asbestos and environmental claims (for both case and IBNR reserves) resulting from (i) lack of relevant historical data, (ii) the delayed and inconsistent reporting patterns associated with these claims, and (iii) uncertainty as to the number and identity of claimants and complex legal and coverage issues. Legal issues that arise in asbestos and environmental cases include federal or state venue, choice of law, causation, admissibility of evidence, allocation of damages and contribution among joint defendants, successor and predecessor liability, and whether direct action against insurers can be maintained. Coverage issues that arise in asbestos and environmental cases include the interpretation and application of policy terms, conditions, and exclusions, the determination and calculation of policy limits, the determination of the ultimate amount of a loss, the extent to which a loss is covered by a policy, if at all, the obligation of an insurer to defend a claim, and the extent to which a party can prove the existence of coverage. Courts have reached different and sometimes inconsistent conclusions on these legal and coverage issues.

Traditional accident year loss development methods cannot be applied because past loss history is not necessarily indicative of future behavior. Instead, we review the experience by calendar year and rely on alternative metrics, such as paid and incurred survival ratios. As a result, reserves for asbestos and environmental require a high degree of judgment.

The following table details our loss and loss expense reserves for various asbestos and environmental claims showing gross and net of reinsurance:

	2024
($ in millions)	Gross	Net
Asbestos	$13.3	12.0
Landfill sites	11.2	7.4
Underground storage tanks	10.1	8.0
Total	$34.6	27.4

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

The following table provides a roll forward of asbestos and environmental incurred loss and loss expense and related reserves thereon showing gross and net of reinsurance:

	2024		2023		2022
($ in thousands)	Gross	Net	Gross	Net	Gross	Net
Asbestos
Reserve for loss and loss expense at beginning of year	$4,856	3,537	5,891	4,660	6,115	4,884
Incurred loss and loss expense	32,721	19,634	603	515	8	8
Less: loss and loss expense paid	(24,261)	(11,202)	(1,638)	(1,638)	(232)	(232)
Reserve for loss and loss expense at the end of year	$13,316	11,969	4,856	3,537	5,891	4,660

Environmental
Reserve for loss and loss expense at beginning of year	$21,553	15,606	21,877	15,669	21,658	16,191
Incurred loss and loss expense	332	120	461	233	696	(213)
Less: loss and loss expense paid	(552)	(255)	(785)	(296)	(477)	(309)
Reserve for loss and loss expense at the end of year	$21,333	15,471	21,553	15,606	21,877	15,669

Total Asbestos and Environmental Claims
Reserve for loss and loss expense at beginning of year	$26,409	19,143	27,768	20,329	27,773	21,075
Incurred loss and loss expense	33,053	19,754	1,064	748	704	(205)
Less: loss and loss expense paid	(24,813)	(11,457)	(2,423)	(1,934)	(709)	(541)
Reserve for loss and loss expense at the end of year	$34,649	27,440	26,409	19,143	27,768	20,329

The asbestos activity in 2024 was primarily attributable to claims related to a single insured. A settlement for exposure related to this insured was reached during the year.

(d) The following is information about incurred and paid claims development as of December 31, 2024, net of reinsurance, as well as the associated IBNR liabilities. During the experience period we implemented a series of underwriting and claims-related initiatives, including claims management changes. These initiatives focused on general underwriting and claims improvements and may impact some relationships in the tables below. As a result, several historical patterns have changed and may no longer be appropriate to use as the sole basis for projections.

The tables below also include information regarding reported claims. Claims are counted at the occurrence, line of business, and policy level. For example, if a single occurrence (e.g. an automobile accident) leads to a claim under an automobile and an associated umbrella policy, they are each counted separately. Conversely, multiple claimants under the same occurrence/line/policy would contribute only a single count. A claim is considered reported when a reserve is established or a payment is made. Therefore, claims closed without payment are included in the count as long as there was an associated case reserve at some point in its life cycle. The cumulative number of reported claims for each accident year in the tables below were updated with information available as of December 31, 2024. Therefore, the claim counts presented for the more recent accident years may not be representative of the ultimate claim counts, as they are for the more mature accident years presented.

All Lines (in thousands, except for claim counts)											As of December 31, 2024
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$1,114,081	1,130,513	1,144,830	1,138,313	1,119,441	1,108,860	1,103,592	1,103,543	1,105,039	1,104,250	29,315	95,762
2016		1,188,608	1,203,634	1,227,142	1,199,734	1,180,829	1,171,273	1,167,539	1,163,467	1,164,173	38,759	96,680
2017			1,270,110	1,313,372	1,313,585	1,288,526	1,268,941	1,273,039	1,287,882	1,295,753	50,141	100,703
2018				1,413,800	1,461,603	1,457,415	1,441,303	1,425,540	1,424,953	1,432,093	80,284	107,973
2019					1,483,945	1,523,041	1,526,566	1,529,859	1,523,313	1,534,266	127,788	105,134
2020						1,591,972	1,587,607	1,550,195	1,531,446	1,555,820	183,656	96,043
2021							1,784,661	1,781,054	1,774,984	1,797,745	311,183	100,424
2022								2,073,343	2,096,742	2,200,062	562,919	107,331
2023									2,337,320	2,421,556	861,418	110,576
2024										2,734,774	1,457,452	100,007
									Total	17,240,492

All Lines (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$376,641	581,203	725,385	845,868	929,222	967,857	1,000,509	1,018,023	1,032,064	1,042,528
2016		387,272	617,958	764,331	892,390	983,852	1,025,264	1,061,952	1,088,453	1,106,036
2017			433,440	678,453	829,134	954,792	1,050,258	1,116,336	1,180,346	1,219,053
2018				511,271	779,466	942,893	1,083,556	1,187,744	1,252,623	1,301,950
2019					510,091	781,462	949,996	1,109,628	1,247,100	1,339,564
2020						572,302	831,976	988,463	1,152,227	1,287,402
2021							609,889	934,965	1,134,930	1,322,871
2022								699,789	1,155,527	1,388,177
2023									843,967	1,292,282
2024										922,232
									Total	12,222,095
					All outstanding liabilities before 2015, net of reinsurance					379,339
				Liabilities for loss and loss expenses, net of reinsurance						5,397,736

General Liability (in thousands, except for claim counts)											As of December 31, 2024
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$254,720	245,710	246,990	233,249	219,204	214,176	211,768	210,137	213,653	214,672	11,840	10,623
2016		277,214	272,048	277,986	263,245	252,733	246,643	243,669	244,782	247,611	18,447	10,940
2017			293,747	293,128	301,384	289,883	278,607	283,379	293,448	299,118	26,871	11,529
2018				317,934	336,326	345,224	332,013	324,567	329,102	330,054	44,580	12,025
2019					347,150	356,363	358,301	366,184	362,139	365,212	75,401	11,896
2020						361,554	360,302	352,834	361,163	389,512	120,496	10,284
2021							422,748	414,279	414,204	463,259	191,124	11,337
2022								482,590	482,279	597,562	325,331	12,151
2023									541,559	608,632	436,191	11,397
2024										718,013	620,833	9,257
									Total	4,233,645

General Liability (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$14,665	39,978	78,668	116,804	144,216	157,071	173,697	179,117	186,336	192,275
2016		15,684	46,549	89,431	133,757	164,136	181,770	199,032	211,725	222,067
2017			17,366	49,470	92,355	131,980	167,002	201,948	241,879	260,015
2018				19,531	60,784	108,421	155,538	197,286	236,812	261,198
2019					18,097	58,284	100,206	160,680	213,020	259,726
2020						21,858	58,699	100,356	159,209	230,949
2021							28,069	71,664	131,157	206,834
2022								31,502	93,422	169,702
2023									30,743	99,616
2024										41,251
									Total	1,943,633
					All outstanding liabilities before 2015, net of reinsurance					142,871
				Liabilities for loss and loss expenses, net of reinsurance						2,432,883

Workers Compensation (in thousands, except for claim counts)											As of December 31, 2024
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$193,729	194,639	183,604	179,642	176,242	172,572	170,577	169,008	166,042	165,050	14,710	10,554
2016		196,774	184,946	176,248	166,009	156,540	155,210	151,961	147,732	147,479	16,087	10,587
2017			195,202	184,306	175,853	162,672	154,159	151,221	148,949	149,400	16,582	10,814
2018				193,894	193,818	181,151	173,428	167,974	163,884	163,478	19,530	11,139
2019					188,625	188,596	174,912	164,940	159,225	161,241	23,005	10,334
2020						168,643	168,594	159,229	143,384	140,033	20,188	7,559
2021							185,198	185,151	173,784	153,093	23,006	8,590
2022								207,206	207,156	197,817	45,518	8,994
2023									204,240	204,083	59,654	8,789
2024										209,470	107,954	8,527
									Total	1,691,144

Workers Compensation (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$33,857	77,320	98,195	112,601	120,097	124,046	129,019	132,235	133,272	134,405
2016		34,525	78,531	98,037	109,166	115,159	119,800	122,186	123,232	124,923
2017			40,375	82,216	100,645	110,645	116,426	120,468	123,573	126,684
2018				41,122	84,780	105,903	119,904	126,206	129,869	133,879
2019					37,826	77,878	100,812	112,649	119,875	126,436
2020						29,559	68,277	87,211	102,142	106,644
2021							32,918	76,015	96,674	109,473
2022								45,814	99,894	124,320
2023									49,253	102,367
2024										49,048
									Total	1,138,179
					All outstanding liabilities before 2015, net of reinsurance					204,237
				Liabilities for loss and loss expenses, net of reinsurance						757,202

Commercial Automobile (in thousands, except for claim counts)											As of December 31, 2024
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$220,994	240,958	253,074	259,495	260,565	261,386	262,054	262,766	263,115	263,301	178	30,579
2016		255,187	274,367	285,302	285,304	290,359	291,674	294,297	294,878	294,371	600	32,610
2017			301,274	329,389	324,291	322,197	326,461	325,654	326,832	326,740	1,508	33,910
2018				347,908	352,487	345,547	350,310	348,202	346,213	347,964	3,222	36,566
2019					385,212	398,346	404,854	407,051	410,432	415,684	7,777	36,927
2020						381,654	381,163	375,636	374,293	371,272	14,953	30,696
2021							483,831	512,673	510,825	507,344	45,365	37,409
2022								572,421	581,223	577,111	96,685	40,254
2023									633,529	660,063	205,119	39,202
2024										688,046	364,444	36,820
									Total	4,451,896

Commercial Automobile (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$91,347	132,260	175,866	211,515	238,142	249,905	255,600	257,668	260,328	261,389
2016		106,022	155,720	200,701	233,939	264,858	277,242	284,870	288,512	291,380
2017			117,287	178,823	220,422	262,349	296,600	309,810	318,047	323,126
2018				134,867	193,788	243,713	291,725	319,819	330,584	338,550
2019					149,538	221,590	283,410	331,152	376,550	400,262
2020						139,016	198,034	254,365	306,355	337,369
2021							187,200	283,411	352,383	416,245
2022								216,180	336,516	411,245
2023									237,931	365,948
2024										237,984
									Total	3,383,498
					All outstanding liabilities before 2015, net of reinsurance					4,796
				Liabilities for loss and loss expenses, net of reinsurance						1,073,194

Businessowners' Policies (in thousands, except for claim counts)											As of December 31, 2024
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$52,871	53,768	57,245	55,925	54,454	52,325	52,200	52,514	51,457	51,551	24	3,973
2016		52,335	53,792	54,993	53,835	53,367	53,147	53,201	52,930	52,835	114	3,858
2017			46,624	48,698	51,524	48,067	43,606	42,374	42,408	42,811	86	3,899
2018				55,024	57,202	62,427	60,393	56,625	55,586	54,668	424	4,267
2019					53,531	59,466	64,667	65,762	64,721	63,713	1,326	3,653
2020						71,836	73,680	73,077	73,320	73,148	1,646	5,452
2021							66,312	63,648	72,231	71,228	4,672	3,540
2022								86,194	89,025	88,059	10,037	3,832
2023									80,943	83,676	16,972	3,551
2024										98,720	31,856	3,507
									Total	680,409

Businessowners' Policies (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$24,189	36,014	42,710	46,571	49,073	49,839	50,005	51,120	51,308	51,335
2016		24,655	36,848	39,973	45,308	48,786	50,536	52,070	52,427	52,499
2017			21,865	31,337	36,950	40,359	39,940	40,845	41,217	42,491
2018				29,995	39,791	44,316	48,144	51,239	52,496	54,213
2019					27,718	41,587	46,113	52,887	60,076	60,792
2020						43,376	57,210	60,596	66,478	69,462
2021							34,412	47,436	54,651	60,137
2022								36,421	66,581	70,544
2023									45,021	60,754
2024										48,586
									Total	570,813
					All outstanding liabilities before 2015, net of reinsurance					8,389
				Liabilities for loss and loss expenses, net of reinsurance						117,985

Commercial Property (in thousands, except for claim counts)											As of December 31, 2024
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$110,270	109,513	111,750	111,566	112,496	112,582	112,937	112,915	112,974	112,965	7	6,408
2016		121,927	126,185	125,937	124,487	123,567	123,005	123,126	123,067	123,137	10	6,744
2017			138,773	149,106	149,044	153,664	154,119	154,942	155,408	156,590	13	6,907
2018				183,177	190,834	192,558	194,016	196,413	196,527	196,388	21	8,295
2019					173,826	177,075	179,574	180,605	180,832	180,563	44	7,318
2020						232,060	225,278	226,107	226,915	226,058	62	10,158
2021							246,319	239,822	237,831	235,273	201	7,990
2022								297,318	296,974	290,405	(857)	8,864
2023									341,585	327,174	2,315	7,829
2024										388,200	64,626	6,952
									Total	2,236,753

Commercial Property (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$79,048	106,182	109,829	110,994	110,969	112,117	112,410	112,391	112,568	112,560
2016		83,966	118,789	122,930	123,828	123,601	122,909	123,265	123,203	123,279
2017			99,047	142,338	148,589	152,018	153,750	154,689	155,236	155,246
2018				135,416	184,813	192,698	193,487	196,376	196,605	196,485
2019					130,891	172,768	177,825	179,538	180,179	180,266
2020						164,613	215,107	220,953	223,902	225,589
2021							161,757	227,259	235,217	236,576
2022								186,677	285,250	290,168
2023									226,872	311,906
2024										252,770
									Total	2,084,845
					All outstanding liabilities before 2015, net of reinsurance					55
				Liabilities for loss and loss expenses, net of reinsurance						151,963

Personal Automobile (in thousands, except for claim counts)											As of December 31, 2024
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$96,387	99,698	100,214	99,570	98,718	98,588	98,596	98,669	98,939	98,860	(44)	20,866
2016		92,727	98,032	100,202	101,140	99,544	99,858	100,395	100,458	100,287	(54)	19,827
2017			101,880	105,139	103,653	103,260	103,557	105,079	105,243	104,998	109	20,751
2018				111,594	113,569	112,030	112,418	113,647	113,037	113,767	399	22,686
2019					114,043	115,688	115,993	118,669	119,632	119,409	816	22,873
2020						95,625	94,532	90,179	89,027	89,249	1,513	17,551
2021							108,244	102,777	105,088	106,344	3,127	19,743
2022								121,030	133,623	138,559	9,807	21,315
2023									172,104	174,229	23,393	26,980
2024										184,131	52,995	23,929
									Total	1,229,833

Personal Automobile (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$58,725	76,470	87,163	92,102	95,997	97,275	97,761	97,920	98,483	98,798
2016		57,961	76,823	86,752	94,372	98,080	98,977	99,656	100,315	100,359
2017			62,854	82,730	91,479	97,628	100,521	103,556	104,114	104,831
2018				69,721	89,628	99,982	107,026	109,644	110,894	111,411
2019					69,699	92,162	102,930	109,844	115,919	118,221
2020						53,407	68,691	76,710	83,137	86,558
2021							65,325	84,743	94,480	99,768
2022								75,994	107,778	120,482
2023									102,642	137,142
2024										103,789
									Total	1,081,359
					All outstanding liabilities before 2015, net of reinsurance					5,703
				Liabilities for loss and loss expenses, net of reinsurance						154,177

Homeowners (in thousands, except for claim counts)											As of December 31, 2024
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$76,637	76,400	76,559	74,723	74,978	74,673	74,682	74,237	74,265	74,251	32	7,754
2016		60,105	60,931	62,391	61,723	61,735	60,855	60,841	60,453	60,441	33	6,896
2017			59,167	67,978	70,365	70,064	68,938	68,902	68,919	68,498	32	7,391
2018				62,961	68,526	69,832	68,931	68,416	68,581	68,106	132	7,609
2019					64,306	72,772	73,816	73,070	72,856	72,003	193	7,013
2020						109,033	112,523	113,804	112,590	112,080	350	9,837
2021							82,425	83,295	84,189	81,852	280	6,928
2022								93,826	100,389	98,594	1,622	6,899
2023									137,029	143,481	4,137	8,005
2024										157,935	23,369	6,968
									Total	937,241

Homeowners (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$52,589	70,078	72,202	72,927	74,079	74,052	74,096	74,108	74,108	74,119
2016		42,252	57,333	59,546	60,082	61,187	60,449	60,474	60,480	60,480
2017			45,466	63,290	67,193	67,767	68,078	68,282	68,454	68,466
2018				49,430	64,137	65,348	66,634	67,739	67,726	67,943
2019					49,680	67,631	69,911	70,880	71,603	71,796
2020						83,838	105,690	109,145	110,578	111,466
2021							59,054	77,018	79,399	80,129
2022								68,832	91,788	96,777
2023									101,952	137,605
2024										119,876
									Total	888,657
					All outstanding liabilities before 2015, net of reinsurance					4,796
				Liabilities for loss and loss expenses, net of reinsurance						53,380

E&S Casualty Lines (in thousands, except for claim counts)											As of December 31, 2024
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year			Unaudited								IBNR	Cumulative Number of Reported Claims
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$75,498	76,432	82,404	90,488	90,355	90,126	87,662	90,263	91,424	90,462	2,524	2,916
2016		94,451	96,416	104,655	105,120	104,730	102,476	101,873	101,105	100,039	3,445	3,043
2017			91,438	95,783	99,866	99,395	99,960	102,045	106,663	108,219	4,842	2,888
2018				98,324	103,004	103,184	104,983	105,756	106,490	111,997	11,221	2,882
2019					117,087	118,298	117,736	117,113	114,802	118,356	18,692	2,800
2020						103,872	103,137	95,832	91,077	96,911	23,793	1,971
2021							128,099	125,436	120,191	123,031	42,120	2,147
2022								146,999	145,918	150,362	72,194	2,210
2023									157,260	158,509	109,724	1,865
2024										188,628	166,509	1,292
									Total	1,246,514

E&S Casualty Lines (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year			Unaudited
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$3,036	13,057	29,389	50,712	64,529	71,421	75,844	81,396	83,587	85,569
2016		3,720	16,195	33,950	56,581	69,448	75,004	81,932	90,665	93,152
2017			5,057	14,672	34,179	53,238	68,266	77,090	88,294	99,141
2018				5,509	21,337	39,174	57,962	73,605	82,549	93,360
2019					4,422	17,812	35,844	57,701	73,779	85,945
2020						3,695	13,064	27,861	46,349	62,729
2021							4,326	15,835	37,213	59,210
2022								4,198	21,618	48,832
2023									4,887	19,632
2024										4,904
									Total	652,474
					All outstanding liabilities before 2015, net of reinsurance					7,399
					Liabilities for loss and loss expenses, net of reinsurance					601,439

(e) The reconciliation of the net incurred and paid claims development tables to the liability for loss and loss expenses in the Consolidated Balance Sheet is as follows:

(in thousands)	December 31, 2024
Net outstanding liabilities:
Standard Commercial Lines
General liability	$2,432,883
Workers compensation	757,202
Commercial automobile	1,073,194
Businessowners' policies	117,985
Commercial property	151,963
Other Standard Commercial Lines	18,378
Total Standard Commercial Lines net outstanding liabilities	4,551,605

Standard Personal Lines
Personal automobile	154,177
Homeowners	53,380
Other Standard Personal Lines	16,877
Total Standard Personal Lines net outstanding liabilities	224,434

E&S Lines
Casualty lines	601,439
Property lines	20,258
Total E&S Lines net outstanding liabilities	621,697

Total liabilities for unpaid loss and loss expenses, net of reinsurance	5,397,736

Reinsurance recoverable on unpaid claims:
Standard Commercial Lines
General liability	396,702
Workers compensation	238,995
Commercial automobile	14,774
Businessowners' policies	2,604
Commercial property	36,313
Other Standard Commercial Lines	2,612
Total Standard Commercial Lines reinsurance recoverable on unpaid loss	692,000

Standard Personal Lines
Personal automobile	35,386
Homeowners	1,962
Other Standard Personal Lines	273,013
Total Standard Personal Lines reinsurance recoverable on unpaid loss	310,361

E&S Lines
Casualty lines	18,903
Property lines	981
Total E&S Lines reinsurance recoverable on unpaid loss	19,884

Total reinsurance recoverable on unpaid loss	1,022,245

Unallocated loss expenses	169,820

Total gross liability for unpaid loss and loss expenses	$6,589,801

(f) The table below reflects the historical average annual percentage payout of incurred claims by age, net of reinsurance. For example, the general liability line of business averages payout of 5.8% of its ultimate losses in the first year, 11% in the second year, and so forth. The following is supplementary information about average historical claims duration as of December 31, 2024:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
General liability	5.8%	11.0	14.0	16.2	14.1	10.3	8.9	5.0	3.0	1.3
Workers compensation	23.3	27.2	13.1	8.4	4.1	2.9	2.4	1.4	0.9	0.7
Commercial automobile	36.4	18.0	14.3	12.4	9.6	4.3	2.1	1.1	0.7	0.3
Businessowners’ policies	49.5	22.0	8.2	8.4	5.9	1.9	1.9	1.0	0.5	0.2
Commercial property	68.3	26.8	3.1	0.8	0.3	0.2	0.1	0.1	0.1	0.1
Personal automobile	58.8	19.2	9.2	6.1	3.5	1.6	0.4	0.8	0.2	0.1
Homeowners	71.2	22.9	3.3	1.1	1.0	0.2	0.1	0.1	0.1	0.1
E&S Lines - casualty	3.6	11.0	17.2	19.3	14.9	8.2	8.4	8.1	2.0	1.8

Note 11. Indebtedness
The table below provides a summary of our outstanding debt at December 31, 2024 and 2023:

Outstanding Debt					2024		Carry Value
	Issuance Date	Maturity Date	Interest Rate	Original Amount	Unamortized Issuance Costs	Debt Discount	December 31, 2024	December 31, 2023
($ in thousands)
Description
Long term
(1) Senior Notes	3/1/2019	3/1/2049	5.375%	300,000	$2,193	5,373	292,434	292,159
(2) FHLBI	12/16/2016	12/16/2026	3.03%	60,000	—	—	60,000	60,000
(3) Senior Notes	11/3/2005	11/1/2035	6.70%	100,000	200	410	99,391	99,339
(4) Senior Notes	11/16/2004	11/15/2034	7.25%	50,000	99	69	49,831	49,812

Finance lease obligations							6,282	2,636
Total long-term debt					$2,492	5,852	507,938	503,946

On November 7, 2022, the Parent entered into a Credit Agreement with the lenders named therein (the “Lenders”) and Wells Fargo Bank, National Association, as Administrative Agent (the “Line of Credit”). Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility that can be increased to $125 million with the Lenders' consent. No borrowings were made under the Line of Credit in 2024 or 2023. The Line of Credit will mature on November 7, 2025, and has a variable interest rate based on the Parent’s debt ratings.

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

The table below outlines information regarding certain covenants in the Line of Credit:

	Required as of		Actual as of
	December 31, 2024		December 31, 2024
Consolidated net worth[1]	Not less than	$2.3 billion	$3.5 billion
Debt to total capitalization ratio[1]	Not to exceed	35%	12.8%
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

(2) In the fourth quarter of 2016, we borrowed $60 million from the FHLBI with a 3.03% interest rate, due 2026. Selective Insurance Company of South Carolina ("SICSC") and Selective Insurance Company of the Southeast ("SICSE"), which are collectively referred to as the "Indiana Subsidiaries" as they are domiciled in Indiana, joined and invested in FHLBI in 2009, which provides them with access to additional liquidity. The Indiana Subsidiaries’ aggregate investment in the FHLBI was $5.2 million at both December 31, 2024 and December 31, 2023. Our investment provides us the ability to borrow approximately 20 times the total amount of the FHLBI common stock. All borrowings from the FHLBI require securities pledged as collateral. There are no financial debt covenants to which we are required to comply in regards to these borrowings. For information on investments that are pledged as collateral for these borrowings, see Note 5. "Investments" above.

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

Note 12. Segment Information
We report our results of operations for our reportable segments consistent with the manner in which our chief operating decision maker ("CODM") reviews the business to assess performance and allocate resources. We identify our CODM to be a group consisting of our Chairman of the Board, President and Chief Executive Officer, and our Chief Financial Officer.

We evaluate the results of our four reportable segments as follows:

•Our Standard Commercial Lines, Standard Personal Lines, and E&S Lines (collectively, "Insurance Operations") are evaluated on (i) underwriting results (net premiums earned, incurred loss and loss expense, policyholder dividends, policy acquisition costs, and other underwriting expenses), (ii) their return on equity ("ROE") contribution, and (iii) their combined ratios.

•Our Investments segment is primarily evaluated on after-tax net investment income and its ROE contribution. After-tax net realized and unrealized gains and losses are also included in our Investment segment results.

Our CODM uses these measures of profit or loss to allocate resources for each segment predominantly in the annual budget and forecasting process, considering budget-to-actual variances when allocating capital and personnel to the segments throughout the year. The CODM also uses these profit measures for evaluating (i) segment performance, (ii) pricing in our Insurance Operations, and (iii) employee compensation.

We do not allocate interest expense, corporate expenses, and assets to our segments. We allocate taxes to our investments segment as we manage that segment on after-tax results. While we allocate taxes to our Insurance Operations, we do not manage those segments on after-tax results.

Our combined insurance operations have some geographic concentrations, particularly in certain states in the Northeastern region of the country. In 2024, approximately 34% of NPW were related to insurance policies written in New Jersey (16%), Pennsylvania (10%), and New York (8%).

We had a goodwill balance of $7.8 million at both December 31, 2024, and 2023, on our Consolidated Balance Sheets that relates to our Standard Commercial Lines reporting unit.

(a) The following table presents revenues by segment and a reconciliation to consolidated revenue.

Revenue by Segment	Years ended December 31,
($ in thousands)	2024	2023	2022
Standard Commercial Lines:
Net premiums earned:
General liability	$1,125,491	1,020,362	902,428
Commercial automobile	1,058,228	916,140	812,306
Commercial property	685,568	586,267	495,647
Workers compensation	327,725	333,669	335,955
Businessowners’ policies	169,321	140,547	124,474
Bonds	49,748	46,215	43,354
Other	31,475	28,584	25,655
Miscellaneous income	28,394	17,168	9,519
Total Standard Commercial Lines revenue	3,475,950	3,088,952	2,749,338
Standard Personal Lines:
Net premiums earned:
Personal automobile	226,138	200,027	162,899
Homeowners	185,651	154,828	128,222
Other	13,128	10,358	8,284
Miscellaneous income	2,566	2,201	1,816
Total Standard Personal Lines revenue	427,483	367,414	301,221
E&S Lines:
Net premiums earned:
Casualty lines	307,895	261,144	233,086
Property lines	196,079	129,465	101,070
Miscellaneous income	155	33	—
Total E&S Lines revenue	504,129	390,642	334,156
Investments:
Net investment income	457,051	388,650	288,155
Net realized and unrealized investment gains (losses)	(2,949)	(3,552)	(114,808)
Total Investments revenues	454,102	385,098	173,347
Total revenues	$4,861,664	4,232,106	3,558,062

(b) The following tables present information about our segments' pre- and after-tax income, significant expenses, and reconciliations to consolidated results for the periods indicated.

2024	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
($ in thousands)
Total segment revenues	$3,475,950	427,483	504,129	4,407,562	454,102	4,861,664

Loss and loss expense incurred:
Net catastrophe losses	181,546	79,965	22,992	284,503	—	284,503
Non-catastrophe property loss and loss expense	459,537	164,045	58,025	681,607	—	681,607
(Favorable)/unfavorable prior year casualty reserve development	286,000	5,000	20,000	311,000	—	311,000
Current year casualty loss costs	1,574,532	115,591	197,251	1,887,374	—	1,887,374
Total loss and loss expense incurred	2,501,615	364,601	298,268	3,164,484	—	3,164,484
Net underwriting expenses incurred:
Commissions to distribution partners	639,180	30,270	111,349	780,799	—	780,799
Salaries and employee benefits	290,880	37,024	25,547	353,451	—	353,451
Other segment expenses	182,754	35,073	17,085	234,912	—	234,912
Total net underwriting expenses incurred	1,112,814	102,367	153,981	1,369,162	—	1,369,162
Dividends to policyholders	6,504	—	—	6,504	—	6,504

Segment income (loss), before federal income tax	(144,983)	(39,485)	51,880	(132,588)	454,102	321,514
Federal income tax (expense) benefit				27,843	(93,815)	(65,972)
Segment income (loss), after federal income tax				(104,745)	360,287	255,542

Reconciliation of segment income (loss) to consolidated income before and after federal income tax
Total segment income (loss), before federal income tax						321,514
Interest expense						(28,878)
Corporate expenses						(34,602)
Income before federal income tax						258,034
Federal income tax (expense) benefit on segment income (loss)						(65,972)
Federal income tax (expense) benefit on interest and corporate expenses						14,950
Total federal income tax (expense) benefit						(51,022)
Net income						207,012
Preferred stock dividends						(9,200)
Net income available to common stockholders						197,812

2023	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
($ in thousands)
Total segment revenues	$3,088,952	367,414	390,642	3,847,008	385,098	4,232,106

Loss and loss expense incurred:
Net catastrophe losses	150,518	69,315	24,677	244,510	—	244,510
Non-catastrophe property loss and loss expense	461,593	156,890	31,901	650,384	—	650,384
(Favorable)/unfavorable prior year casualty reserve development	(15,500)	14,000	(5,000)	(6,500)	—	(6,500)
Current year casualty loss costs	1,322,593	112,980	160,318	1,595,891	—	1,595,891
Total loss and loss expense incurred	1,919,204	353,185	211,896	2,484,285	—	2,484,285
Net underwriting expenses incurred:
Commissions to distribution partners	571,078	22,052	87,055	680,185	—	680,185
Salaries and employee benefits	267,375	38,830	21,800	328,005	—	328,005
Other segment expenses	167,234	32,610	15,135	214,979	—	214,979
Total net underwriting expenses incurred	1,005,687	93,492	123,990	1,223,169	—	1,223,169
Dividends to policyholders	6,755	—	—	6,755	—	6,755

Segment income (loss), before federal income tax	157,306	(79,263)	54,756	132,799	385,098	517,897
Federal income tax (expense) benefit				(27,888)	(78,369)	(106,257)
Segment income (loss), after federal income tax				104,911	306,729	411,640

Reconciliation of segment income (loss) to consolidated income before and after federal income tax
Total segment income (loss), before federal income tax						517,897
Interest expense						(28,799)
Corporate expenses						(30,686)
Income before federal income tax						458,412
Federal income tax (expense) benefit on segment income (loss)						(106,257)
Federal income tax (expense) benefit on interest and corporate expenses						13,083
Total federal income tax (expense) benefit						(93,174)
Net income						365,238
Preferred stock dividends						(9,200)
Net income available to common stockholders						356,038

2022	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
($ in thousands)
Total segment revenues	$2,749,338	301,221	334,156	3,384,715	173,347	3,558,062

Loss and loss expense incurred:
Net catastrophe losses	95,600	40,759	9,567	145,926	—	145,926
Non-catastrophe property loss and loss expense	461,119	117,125	39,626	617,870	—	617,870
(Favorable)/unfavorable prior year casualty reserve development	(81,000)	—	(5,000)	(86,000)	—	(86,000)
Current year casualty loss costs	1,208,269	73,229	152,484	1,433,982	—	1,433,982
Total loss and loss expense incurred	1,683,988	231,113	196,677	2,111,778	—	2,111,778
Net underwriting expenses incurred:
Commissions to distribution partners	515,938	13,379	74,883	604,200	—	604,200
Salaries and employee benefits	245,339	34,045	18,128	297,512	—	297,512
Other segment expenses	155,519	29,877	14,169	199,565	—	199,565
Total net underwriting expenses incurred	916,796	77,301	107,180	1,101,277	—	1,101,277
Dividends to policyholders	4,858	—	—	4,858	—	4,858

Segment income (loss), before federal income tax	143,696	(7,193)	30,299	166,802	173,347	340,149
Federal income tax (expense) benefit				(35,028)	(31,846)	(66,874)
Segment income (loss), after federal income tax				131,774	141,501	273,275

Reconciliation of segment income (loss) to consolidated income before and after federal income tax
Total segment income (loss), before federal income tax						340,149
Interest expense						(28,847)
Corporate expenses						(31,116)
Income before federal income tax						280,186
Federal income tax (expense) benefit on segment income (loss)						(66,874)
Federal income tax (expense) benefit on interest and corporate expenses						11,574
Total federal income tax (expense) benefit						(55,300)
Net income						224,886
Preferred stock dividends						(9,200)
Net income available to common stockholders						215,686

The "Other segment expenses" primarily consist of (i) fees paid for licenses, (ii) depreciation expense, and (iii) general overhead items to operate our business operations, including travel expenses, postage and telephone expenses, and utility expenses. "Loss and loss expense incurred" includes a portion of salaries and employee benefits related to claims personnel.

(c) The following tables present reconciliations of our segments' ROE contributions and combined ratios to consolidated results.

ROE	Years ended December 31,
	2024	2023	2022
Standard Commercial Lines segment	(4.0)%	5.0	4.6
Standard Personal Lines segment	(1.1)	(2.5)	(0.2)
E&S Lines segment	1.4	1.7	1.0
Total insurance operations	(3.7)	4.2	5.4

Net investment income earned	12.8	12.4	9.4
Net realized and unrealized investment gains (losses)	(0.1)	(0.1)	(3.6)
Total investments segment	12.7	12.3	5.8

Other	(2.0)	(2.2)	(2.4)

ROE	7.0%	14.3	8.8

Combined Ratio	Years ended December 31,
	2024		2023		2022
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Standard Commercial Lines:
Net premiums earned	$3,447,556		3,071,784		2,739,819
Loss and loss expense incurred	2,501,615	72.5%	1,919,204	62.5	1,683,988	61.5
Net underwriting expenses incurred[1]	1,084,420	31.5	988,519	32.2	907,277	33.1
Dividends to policyholders	6,504	0.2	6,755	0.2	4,858	0.2
Underwriting income (loss)	(144,983)	104.2	157,306	94.9	143,696	94.8

Standard Personal Lines:
Net premiums earned	424,917		365,213		299,405
Loss and loss expense incurred	364,601	85.8	353,185	96.7	231,113	77.2
Net underwriting expenses incurred[1]	99,801	23.5	91,291	25.0	75,485	25.2
Underwriting income (loss)	(39,485)	109.3	(79,263)	121.7	(7,193)	102.4

E&S Lines:
Net premiums earned	503,974		390,609		334,156
Loss and loss expense incurred	298,268	59.2	211,896	54.3	196,677	58.8
Net underwriting expenses incurred[1]	153,826	30.5	123,957	31.7	107,180	32.1
Underwriting income (loss)	51,880	89.7	54,756	86.0	30,299	90.9

Total Insurance Operations:
Net premiums earned	4,376,447		3,827,606		3,373,380
Loss and loss expense incurred	3,164,484	72.3	2,484,285	64.9	2,111,778	62.7
Net underwriting expenses incurred[1]	1,338,047	30.6	1,203,767	31.4	1,089,942	32.3
Dividends to policyholders	6,504	0.1	6,755	0.2	4,858	0.1
Underwriting income (loss)	(132,588)	103.0	132,799	96.5	166,802	95.1
1"Net underwriting expenses incurred" includes "Other income" allocated to each reportable segment.

Note 13. Earnings per Share
The following table presents the calculations of earnings per common share ("EPS") on a basic and diluted basis:

($ in thousands, except per share amounts)	2024	2023	2022
Net income available to common stockholders:	$197,812	356,038	215,686

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	60,869	60,631	60,407
Effect of dilutive securities - stock compensation plans	405	338	468
Weighted average common shares outstanding - diluted	61,274	60,969	60,875

EPS:
Basic	$3.25	5.87	3.57
Diluted	3.23	5.84	3.54

Note 14. Federal Income Taxes
(a) A reconciliation of federal income tax on income at the corporate rate (21.0%) to the effective tax rate is as follows:

($ in thousands)	2024	2023	2022
Tax at statutory rate	$54,187	96,267	58,839
Tax-advantaged interest	(1,332)	(2,229)	(4,087)
Dividends received deduction	(214)	(273)	(469)
Executive compensation	2,452	1,989	1,848
Stock-based compensation	(1,482)	(1,804)	(893)
Other	(2,589)	(776)	62
Federal income tax expense	51,022	93,174	55,300
Income before federal income tax, less preferred stock dividends	248,834	449,212	270,986
Effective tax rate	20.5%	20.7%	20.4%

(b) The tax effects of the significant temporary differences that gave rise to deferred tax assets and liabilities were as follows:

($ in thousands)	2024	2023
Deferred tax assets:
Net loss reserve discounting	$89,653	73,175
Net unearned premiums	100,053	89,413
Employee benefits	13,226	13,777
Long-term incentive compensation	7,106	6,736
Unrealized losses on fixed income securities	66,525	74,183
Temporary investment write-downs	7,987	7,560
Other	5,751	8,080
Total deferred tax assets	290,301	272,924
Deferred tax liabilities:
Deferred policy acquisition costs	100,654	89,221
Other investment-related items, net	34,951	33,309
Accelerated depreciation and amortization	7,908	10,157
Total deferred tax liabilities	143,513	132,687
Net deferred federal income tax assets (liabilities)	$146,788	140,237

After considering all evidence, both positive and negative, with respect to our federal tax loss carryback availability, expected levels of pre-tax financial statement income, federal taxable income, liquidity, and prudent and reasonable tax planning strategies, we believe it is more likely than not that the existing deductible temporary differences will reverse during periods in which we generate net federal taxable income or have adequate federal carryback availability. As a result, we had no valuation allowance recognized for federal deferred tax assets at December 31, 2024 or 2023. We did not have unrecognized tax expense or benefit as of December 31, 2024.

We have analyzed our tax positions in all open tax years, which as of December 31, 2024 were 2021 through 2024. We believe our tax positions will more likely than not be sustained upon examination, including related appeals or litigation. In the event we had a tax position that did not meet the more likely than not criteria, any tax, interest, and penalties incurred related to such a position would be reflected in "Total federal income tax expense" on our Consolidated Statements of Income.

Note 15. Retirement Plans
(a) Selective Insurance Retirement Savings Plan (“Retirement Savings Plan”) and Selective Insurance Company of America Deferred Compensation Plan ("Deferred Compensation Plan")

Selective Insurance Company of America ("SICA") offers a voluntary defined contribution 401(k) plan that is available to most of our employees and is a tax-qualified retirement plan subject to ERISA.  In addition, SICA offers a Deferred Compensation Plan to a group of management or highly compensated employees as a method of recognizing and retaining such employees. Expenses recorded for these plans were $23.5 million in 2024, $21.5 million in 2023, and $19.8 million in 2022.

(b) Retirement Income Plan
SICA maintains a defined benefit pension plan, the Retirement Income Plan for Selective Insurance Company of America (the "Pension Plan"). This qualified, noncontributory plan is closed to new entrants, and existing participants ceased accruing benefits after March 31, 2016.

The following tables provide details on the Pension Plan for 2024 and 2023:

December 31,	Pension Plan
($ in thousands)	2024	2023
Change in Benefit Obligation:
Benefit obligation, beginning of year	$325,476	311,945
Interest cost	15,552	15,465
Actuarial gains (losses)	(22,402)	12,890
Benefits paid	(16,009)	(14,824)
Benefit obligation, end of year	$302,617	325,476

Change in Fair Value of Assets:
Fair value of assets, beginning of year	$345,132	342,974
Actual return on plan assets, net of expenses	3,632	16,982
Benefits paid	(16,009)	(14,824)
Fair value of assets, end of year	$332,755	345,132

Funded status	$30,138	19,656

Amounts Recognized in the Consolidated Balance Sheet:
Net pension assets, end of year	$30,138	19,656

Amounts Recognized in AOCI:
Net actuarial loss	$108,234	116,558

Other Information as of December 31:
Accumulated benefit obligation	$302,617	325,476

Weighted-Average Liability Assumptions as of December 31:
Discount rate	5.69%	5.02

When determining the most appropriate discount rate to be used in the valuation at December 31, 2024, we consider, among other factors, our expected payout patterns of the Pension Plan's obligations as well as our investment strategy. We ultimately select the rate that we believe best represents our estimate of the inherent interest rate at which our pension benefits can be effectively settled. The approach we utilize discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. Our discount rate increased 67 basis points, to 5.69% as of December 31, 2024, from 5.02% as of December 31, 2023, which drove the decrease in the benefit obligation for the period.

	Pension Plan
($ in thousands)	2024	2023	2022
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income:

Net Periodic Benefit Cost (Benefit):
Interest cost	$15,552	15,465	9,944
Expected return on plan assets	(21,529)	(23,091)	(22,147)
Amortization of unrecognized actuarial loss	3,820	3,001	1,465
Total net periodic pension cost (benefit)[1]	$(2,157)	(4,625)	(10,738)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial loss (gain)	$(4,504)	18,998	23,722
Reversal of amortization of net actuarial loss	(3,820)	(3,001)	(1,465)
Total recognized in other comprehensive income	$(8,324)	15,997	22,257

Total recognized in net periodic benefit cost and other comprehensive income	$(10,481)	11,372	11,519
1The components of net periodic pension cost (benefit) are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	2024	2023	2022
Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	5.02%	5.21%	2.98%
Interest rate	4.91%	5.09%	2.48%
Expected return on plan assets	6.40	6.90	5.00

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

The Pension Plan’s target ranges, as well as the actual weighted average asset allocation by strategy, at December 31, 2024 and 2023 were as follows:

	2024			2023
	Target Percentage		Actual Percentage	Actual Percentage
	Minimum	Maximum
Return seeking assets[1]	28%	58%	54%	52%
Liability hedging assets	42%	72%	44%	45%
Short-term investments	-	-	2%	3%
Total			100%	100%
1Includes limited partnerships.

The use of derivative instruments is permitted under certain circumstances for the Pension Plan portfolio, but may not be used for unrelated speculative purposes or to create exposures that are not permitted in the Pension Plan's investment guidelines. We currently invest in a U.S. Treasury overlay derivative strategy, within the funds in our liability hedging assets, to manage the interest rate duration mismatch between the assets and liabilities of the Pension Plan to help insulate the funded status of the plan. Considering the impact of this derivative overlay, the liability hedging assets provide for an approximate 91% hedge against the projected benefit obligation.

The Pension Plan had no investments in the Parent’s common stock as of December 31, 2024 or 2023. For information on Pension Plan investments in funds of entities deemed related parties, refer to Note 18. "Related Party Transactions" below.

The techniques used to determine the fair value of the Pension Plan's invested assets that appear below are as follows:

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

For discussion regarding the levels within the fair value hierarchy, see Note 2. "Summary of Significant Accounting Policies." In addition, refer to Note 5. "Investments" for discussion on the private equity, venture capital, and real asset limited partnership investment strategies included in the Pension Plan's portfolio.

The following tables provide quantitative disclosures of the Pension Plan’s invested assets that are measured at fair value on a recurring basis:

December 31, 2024		Fair Value Measurements at 12/31/24 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/2024	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Return seeking assets:
Equities:
Global equity	$40,643	40,643	—	—
Diversified credit	47,158	47,158	—	—
Real assets	58,427	58,427	—	—
Liquid diversifiers[1]	33,075	33,075	—	—
Total equities	179,303	179,303	—	—
Limited partnerships (at net asset value)[2]:
Real assets	28	—	—	—
Private equity	282	—	—	—
Total limited partnerships	310	—	—	—
Total return seeking assets	179,613	179,303	—	—

Liability hedging assets:
Fixed income	98,068	98,068	—	—
U.S. Treasury overlay	47,302	47,302	—	—
Total liability hedging assets	145,370	145,370	—	—

Cash and short-term investments:
Short-term investments	5,091	5,091	—	—
Deposit administration contracts	2,473	—	2,473	—
Total cash and short-term investments	7,564	5,091	2,473	—

Total invested assets	$332,547	329,764	2,473	—

December 31, 2023		Fair Value Measurements at 12/31/23 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/2023	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Return seeking assets:
Equities:
Global equity	$39,038	39,038	—	—
Diversified credit	42,630	42,630	—	—
Real assets	59,603	59,603	—	—
Liquid diversifiers[1]	40,095	40,095	—	—
Total equities	181,366	181,366	—	—
Limited partnerships (at net asset value)[2]:
Real assets	27	—	—	—
Private equity	311	—	—	—
Total limited partnerships	338	—	—	—
Total return seeking assets	181,704	181,366	—	—

Liability hedging assets:
Fixed income	79,632	79,632	—	—
U.S. Treasury overlay	75,198	75,198	—	—
Total liability hedging assets	154,830	154,830	—	—

Cash and short-term investments:
Short-term investments	9,015	9,015	—	—
Deposit administration contracts	2,391	—	2,391	—
Total cash and short-term investments	11,406	9,015	2,391	—

Total invested assets	$347,940	345,211	2,391	—
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

Contributions
We presently do not anticipate contributing to the Pension Plan in 2025, as we have no minimum required contribution amounts.

Benefit Payments

($ in thousands)	Pension Plan
Benefits Expected to be Paid in Future
Fiscal Years:
2025	$18,659
2026	18,846
2027	19,778
2028	20,710
2029	21,687
2030-2034	114,673

Note 16. Share-Based Payments

Active Plans
As of December 31, 2024, the following four plans were available for the issuance of share-based payment awards:
•The 2024 Omnibus Stock Plan, effective May 1, 2024 (the "Stock Plan");
•The Cash Incentive Plan, As Amended and Restated as of May 1, 2014 (the "Cash Plan");
•The Employee Stock Purchase Plan, As Amended and Restated as of July 1, 2021 ("ESPP"); and
•The Amended and Restated Stock Purchase Plan for Independent Insurance Agencies (2010), Amended and Restated as of November 1, 2020 (the "Agent Plan").

The following table provides information regarding the approval of these plans:

Plan	Approvals
Stock Plan	Approved effective May 1, 2024 by stockholders on the effective date.
Cash Plan	Approved effective April 1, 2005 by stockholders on April 27, 2005. Most recently amended and restated plan was approved effective May 1, 2014 by stockholders on April 23, 2014.
ESPP	Approved effective July 1, 2009 by stockholders on April 29, 2009. Most recently amended and restated plan was approved effective July 1, 2021 by stockholders on April 28, 2021.
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
Stock Plan
Qualified and nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, RSU's, stock grants, and other awards valued in whole or in part by reference to the Parent's common stock. The maximum exercise period for an option grant under this plan is 10 years from the date of the grant. Dividend equivalent units ("DEUs") are earned during the vesting period on RSU grants. The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date. The requisite service period for grants to employees under this plan is the lesser of: (i) the stated vested date, which is typically three years from issuance; or (ii) the date the employee becomes eligible to retire.

Cash Plan
CIUs. The initial dollar value of each CIU will be adjusted to reflect the percentage increase or decrease in the total shareholder return on the Parent's common stock over a specified performance period. In addition, for certain grants, the number of CIUs granted will be increased or decreased to reflect our performance on specified performance indicators compared to targeted peer companies. The requisite service period for grants under this plan is the lesser of: (i) the stated vested date, which is typically three years from issuance; or (ii) the date the employee becomes eligible to retire.

ESPP	Enables employees to purchase shares of the Parent’s common stock. The purchase price is the lower of: (i) 85% of the closing market price at the time the option is granted; or (ii) 85% of the closing price at the time the option is exercised. Shares are generally issued on June 30 and December 31 of each year.
Agent Plan	Quarterly offerings to purchase the Parent's common stock at a 10% discount with a one-year restricted period during which the shares purchased cannot be sold or transferred. Only our independent retail insurance agencies and wholesale general agencies, and certain eligible persons associated with the agencies, are eligible to participate in this plan.

Shares authorized and available for issuance as of December 31, 2024 were as follows:

	Authorized	Available for Issuance	Awards Outstanding
Stock Plan	2,000,000	1,969,236	28,216
ESPP	5,500,000	975,358	—
Agent Plan	3,000,000	1,466,600	—

Retired Plans
The following plans are closed for the issuance of new awards as of December 31, 2024, although awards outstanding continue in effect according to the terms of the applicable award agreements:

Plan	Types of Share-Based Payments Available Under Plan	Reserve Shares	Awards Outstanding
2014 Omnibus Stock Plan ("2014 Stock Plan")[1]
Qualified and nonqualified stock options, SARs, restricted stock, RSUs, stock grants, and other awards valued in whole or in part by reference to the Parent's common stock. The maximum exercise period for an option grant under this plan is 10 years from the date of the grant. DEUs are earned during the vesting period on RSU grants. The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date. The requisite service period for grants to employees under this plan is the lesser of: (i) the stated vested date, which is typically three years from issuance; or (ii) the date the employee becomes eligible to retire.
		2,667,681	545,586
2005 Omnibus Stock Plan ("2005 Stock Plan")[2]	Qualified and nonqualified stock options, SARs, restricted stock, RSUs, phantom stock, stock bonuses, and other awards in such amounts and with such terms and conditions as it determined, subject to the provisions of the 2005 Stock Plan. The maximum exercise period for an option grant under this plan is 10 years from the date of the grant. DEUs are earned during the vesting period on RSU grants. The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date.	1,942,226	16,826
Parent's Stock Compensation Plan for Non-employee Directors[2]	Directors could elect to receive a portion of their annual compensation in shares of the Parent's common stock.	28,707	28,707
1Awards outstanding represent RSUs granted to our employees and shares deferred by our non-employee directors prior to May 1, 2024.
2Awards outstanding represent shares deferred by our non-employee directors.

RSU Transactions
A summary of the RSU transactions under our share-based payment plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSU awards at December 31, 2023	551,221	$79.23
Granted 2024	227,350	96.61
Vested 2024	(211,214)	67.98
Forfeited 2024	(9,913)	91.00
Unvested RSU awards at December 31, 2024	557,444	$90.40

As of December 31, 2024, total unrecognized compensation expense related to unvested RSU awards granted under our stock plans was $11.0 million. That expense is expected to be recognized over a weighted-average period of 1.8 years. The total intrinsic value of RSUs vested was $20.4 million for 2024, $23.3 million for 2023, and $18.1 million for 2022. In connection with vested RSUs, the total value of the DEUs that vested was $0.7 million in 2024, $0.9 million in 2023, and $0.7 million in 2022.

CIU Transactions
The liability recorded in connection with our Cash Plan was $9.4 million as of December 31, 2024, and $10.5 million as of December 31, 2023. The remaining cost associated with the CIUs is expected to be recognized over a weighted average period of 0.8 years. The CIU payments made in connection with the CIU vestings were $2.9 million in 2024, $3.0 million in 2023, and $2.9 million in 2022.

ESPP and Agent Plan Transactions
A summary of ESPP and Agent Plan share issuances is as follows:

	2024	2023	2022
ESPP Issuances	74,430	67,075	67,986
Agent Plan Issuances	42,112	42,786	56,736

Fair Value Measurements
The weighted average assumptions used to value the ESPP option awards were as follows:

	ESPP
	2024	2023	2022
Risk-free interest rate	5.31%	5.14	1.42
Expected term	6 months	6 months	6 months
Dividend yield	1.4%	1.3	1.3
Expected volatility	19%	26	21

The weighted-average fair value per share of options and stock, including RSUs granted under the Parent's stock plans, during 2024, 2023, and 2022 was as follows:

	2024	2023	2022
RSUs	$96.61	99.55	76.09
ESPP:
Six month option	5.56	6.67	4.43
Discount of grant date market value	14.58	13.91	12.61
Total ESPP	20.14	20.58	17.04
Agent Plan:
Discount of grant date market value	9.77	9.99	8.28

Expense Recognition
The following table provides share-based compensation expense in 2024, 2023, and 2022:

($ in millions)	2024	2023	2022
Share-based compensation expense, pre-tax	$26.5	23.0	23.6
Income tax benefit, including the benefit related to stock grants that vested during the year	(6.7)	(6.4)	(5.6)
Share-based compensation expense, after-tax	$19.8	16.6	18.0

Note 17. Equity

Preferred Stock
We have 5,000,000 shares of preferred stock authorized, with no par value, of which (i) 300,000 shares are designated Series A junior preferred stock, which have not been issued, and (ii) 8,000 shares were issued as Series B in 2020 as discussed below.

On December 2, 2020, we issued 8 million depository shares, each representing a 1/1,000th interest in a share of our perpetual 4.60% Non-Cumulative Preferred Stock, Series B, without par value, with a liquidation preference of $25,000 per share (equivalent to $25.00 per depository share) (“Preferred Stock”), for net proceeds of $194.6 million. Dividends are recorded when declared and, if declared, are payable quarterly in arrears on the 15th day of March, June, September, and December. If a dividend is not declared and paid or made payable on all outstanding shares of the Preferred Stock for the latest completed dividend period, no dividends may be declared or paid on our common stock and we may not purchase, redeem, or otherwise acquire our outstanding common stock.

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

Share Repurchase Program
On December 2, 2020, we announced that our Board authorized a $100 million share repurchase program, with no set expiration or termination date. Our repurchase program does not obligate us to acquire any particular amount of our common stock. Management will determine the timing and amount of any share repurchases under the authorization at its discretion based on market conditions and other considerations. For the year ended December 31, 2024, 103,000 shares were repurchased under the share repurchase program for a total cost of $8.7 million, including commissions. We had no common stock share repurchases in 2023. As of December 31, 2024 and December 31, 2023, we had $75.5 million and $84.2 million of remaining capacity under our share repurchase program, respectively.

Note 18. Related Party Transactions
In 2005, we established a private foundation, now named The Selective Insurance Group Foundation (the "Foundation"), under Section 501(c)(3) of the Internal Revenue Code. The Board of the Foundation is comprised of some of the officers of the Parent and the Insurance Subsidiaries. We made $1.0 million of contributions to the Foundation in 2024. We did not make any contributions to the Foundation in 2023 and contributed $0.3 million in 2022.

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

We are required to disclose related party information for our transactions with BlackRock. BlackRock is highly regulated, serves its clients as a fiduciary, and has a diverse platform of active (alpha) and index (beta) investment strategies across asset classes that enables it to tailor investment outcomes and asset allocation solutions for clients. BlackRock also offers the BlackRock Solutions® investment and risk management technology platform, Aladdin®, risk analytics, advisory, and technology services and solutions to a broad base of institutional and wealth management investors. We incurred expenses related to

BlackRock for services rendered of $2.0 million in 2024, $2.1 million in 2023, and $1.8 million in 2022. Amounts payable for such services were $0.7 million at December 31, 2024, $0.6 million at December 31, 2023, and $0.8 million at December 31, 2022.

As part of our overall investment diversification, we invest in various BlackRock funds from time to time. These funds accounted for less than 1% of our invested assets at December 31, 2024 and December 31, 2023, and are predominately reflected in "Fixed income securities" on our Consolidated Balance Sheet. During 2024, with regard to BlackRock funds, we (i) purchased $5.7 million in securities, (ii) sold $10.8 million, (iii) recognized net realized and unrealized gains of $1.1 million, and (iv) recorded $2.1 million in income. During 2023, we (i) purchased $7.9 million in securities, (ii) sold $2.8 million, (iii) recognized net realized and unrealized gains of $1.7 million, and (iv) recorded $2.5 million in income. During 2022, we (i) purchased $18.5 million in securities, (ii) sold $32.3 million, (iii) recognized net realized and unrealized losses of $6.9 million, and (iv) recorded $1.8 million in income. There were no amounts payable on the settlement of these investment transactions at December 31, 2024 and December 31, 2023.

Our Pension Plan's investment portfolio contained investments in BlackRock funds of $87.9 million at December 31, 2024 and $114.2 million at December 31, 2023. During 2024, with regard to BlackRock funds, the Pension Plan (i) did not purchase any securities, (ii) sold $18.1 million, and (iii) recorded net investment losses of $8.2 million. During 2023, with regard to BlackRock funds, the Pension Plan (i) purchased $19.9 million in securities, (ii) sold $35.1 million, and (iii) recorded net investment income of $9.3 million. During 2022, with regard to BlackRock funds, the Pension Plan (i) purchased $56.4 million in securities, (ii) sold $65.7 million, and (iii) recorded net investment losses of $80.5 million. In addition, our Deferred Compensation Plan and Retirement Savings Plan may offer our employees the option to invest in various BlackRock funds. All contracts and transactions with BlackRock were consummated in the ordinary course of business on an arm's-length basis.

Vanguard, one of the world’s largest investment management companies, has purchased our common shares in the ordinary course of its investment business and has previously filed Schedules 13G/A with the SEC. Vanguard offers low-cost mutual funds and exchange-traded funds, as well as other investment related services. On February 13, 2024, Vanguard filed a Schedule 13G/A reporting beneficial ownership of 10.24% of our common stock as of December 29, 2023. In connection with purchasing our common shares, Vanguard filed the necessary filings with insurance regulatory authorities. On the basis of those filings, we do not expect Vanguard to be deemed a controlling person for the purposes of applicable insurance law.

As part of our overall investment diversification, we may invest in various Vanguard funds from time to time. These funds accounted for less than 1% of our invested assets at December 31, 2024 and December 31, 2023, and are predominately reflected in "Equity securities" on our Consolidated Balance Sheet. During 2024, with regard to Vanguard funds, we (i) purchased $16.1 million in securities, (ii) sold $7.0 million, (iii) recognized net realized and unrealized losses of $1.0 million, and (iv) recorded $1.2 million in income. During 2023, we (i) purchased $0.5 million in securities, (ii) sold $32.9 million, (iii) recognized net realized and unrealized gains of $0.1 million, and (iv) recorded $0.7 million in income. During 2022, we (i) purchased $3.5 million in securities, (ii) sold $125.2 million, (iii) recognized net realized and unrealized losses of $10.4 million, and (iv) recorded $4.7 million in income. There were no amounts payable on the settlement of these investment transactions at December 31, 2024 and December 31, 2023.

Our Deferred Compensation Plan offers our employees investment options based on the notional value of various Vanguard funds. Our Retirement Savings Plan offers our employees the option to invest in a Vanguard fund. All transactions with Vanguard are consummated in the ordinary course of business on an arm’s-length basis.

William M. Rue, a former Director of the Parent, is Chairman of, and owns more than 10% of the equity of Rue Holding Company, which owns 100% of Chas. E. Rue & Son, Inc., t/a Rue Insurance, a general independent retail insurance agency ("Rue Insurance"). Rue Insurance is an appointed distribution partner of the Insurance Subsidiaries on terms and conditions similar to those of our other distribution partners, which includes the right to participate in the Agent Plan. Until his retirement from the Parent's Board in May 2023, Mr. Rue was considered a related party. During his tenure on the Board, Mr. Rue’s son was President, and an employee, of Rue Insurance, and owned more than 10% of the equity of Rue Holding Company. Additionally, during his tenure, Mr. Rue’s daughter was an employee of Rue Insurance and owned less than 10% of the equity of Rue Holding Company. Our relationship with Rue Insurance has existed since 1928.

Direct premiums written associated with policies placed when Mr. Rue was a related party were $15.7 million in 2023 and $14.3 million in 2022. In return, the Insurance Subsidiaries paid standard market commissions, including supplemental commissions, to Rue Insurance of $2.9 million in 2023 and $2.7 million in 2022. As of December 31, 2023, amounts payable to Rue Insurance were $0.7 million. All contracts and transactions with Rue Insurance were consummated in the ordinary course of business on an arm's-length basis.

NOTE 19. Leases
We have various operating leases for office space, equipment, and fleet vehicles. In addition, we have various finance leases for computer hardware. Such lease agreements, which expire at various dates through 2035, are generally renewed or replaced by similar leases.

The components of lease expense for the years ended December 31, 2024 and 2023 were as follows:

($ in thousands)	2024	2023
Operating lease cost, included in Other insurance expenses on the Consolidated Statements of Income	$8,413	7,409
Finance lease cost:
Amortization of assets, included in Other insurance expenses on the Consolidated Statements of Income	2,707	2,692
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Income	234	66
Total finance lease cost	2,941	2,758

Variable lease cost, included in Other insurance expenses on the Consolidated Statements of Income	763	996

Short-term lease cost, included in Other insurance expenses on the Consolidated Statements of Income	$294	411

The following table provides supplemental information regarding our operating and finance leases.

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term
Operating leases	6	7	years
Finance leases	2	2
Weighted-average discount rate
Operating leases	3.4	2.8%
Finance leases	4.9	3.5

Operating and finance lease asset and liability balances are included within the following line items on the Consolidated Balance Sheets:

($ in thousands)	December 31, 2024	December 31, 2023
Operating leases
Other assets	$45,072	41,256
Other liabilities	47,732	43,675
Finance leases
Property and equipment - at cost, net of accumulated depreciation and amortization	6,173	2,605
Long-term debt	6,282	2,636

The maturities of our lease liabilities at December 31, 2024 were as follows:

($ in thousands)	Finance Leases	Operating Leases	Total
Year ended December 31,
2025	$2,957	9,675	12,632
2026	2,579	9,260	11,839
2027	973	8,408	9,381
2028	97	7,134	7,231
2029	62	6,764	6,826
Thereafter	—	12,267	12,267
Total lease payments	6,668	53,508	60,176
Less: imputed interest	386	5,207	5,593
Less: leases that have not yet commenced	—	569	569
Total lease liabilities	$6,282	47,732	54,014

Refer to Note 4. "Statements of Cash Flows" in Item 8. "Financial Statements and Supplementary Data." of Form 10-K for supplemental cash and non-cash transactions included in the measurement of operating and finance lease liabilities.

Note 20. Commitments and Contingencies
(a) We purchase annuities from life insurance companies to fulfill obligations under claim settlements that provide for periodic future payments to claimants. As of December 31, 2024, we had purchased such annuities with a present value of $32.4 million for settlement of claims on a structured basis for which we are contingently liable. To our knowledge, there are no material defaults from any of the issuers of such annuities.

(b) As of December 31, 2024, we have made commitments that may require us to invest additional amounts into our investment portfolio, which are as follows:

($ in millions)	Amount of Obligation
Alternative investments	$320.5
Non-publicly traded CLOs in our fixed income securities portfolio	143.4
Non-publicly traded common stock within our equity portfolio	22.1
CMLs	18.4
Privately-placed corporate securities	57.0
Total	$561.4

There is no certainty that any such additional investment will be required. We expect to have the capacity to repay or refinance these obligations as they come due.

Note 21. Litigation
As of December 31, 2024, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

From time to time, our Insurance Subsidiaries are named as defendants in other legal actions, some asserting claims for substantial amounts. Plaintiffs may style these actions as class actions and seek judicial certification of a state or national class for allegations involving our business practices, such as improper medical provider reimbursement under workers compensation and personal and commercial automobile insurance policies or improper reimbursement for automobile parts. Similarly, our Insurance Subsidiaries can be named defendants in individual actions seeking extra-contractual damages, punitive damages, or penalties, often alleging bad faith in handling insurance claims. We believe that we have valid defenses to these allegations and account for such activity by establishing unpaid loss and loss expense reserves. Considering estimated losses and defense costs reserves, we expect that any potential ultimate liability for these other legal actions will not be material to our consolidated financial condition. Litigation outcomes are inherently unpredictable, and the amounts sought in certain actions are large or indeterminate. Adverse outcomes could have a material adverse effect on our consolidated results of operations or cash flows in the quarterly or annual period in which they occur.

Note 22. Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds
(a) Statutory Financial Information
The Insurance Subsidiaries prepare their statutory financial statements in accordance with accounting principles prescribed or permitted by the various state insurance departments of domicile. Prescribed statutory accounting principles include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (“NAIC"). Permitted statutory accounting principles encompass all accounting principles that are not prescribed; such principles differ from state to state, may differ from company to company within a state and may change in the future. The Insurance Subsidiaries do not utilize any permitted statutory accounting principles that affect the determination of statutory surplus, statutory net income, or risk-based capital (“RBC”). As of December 31, 2024, the various state insurance departments of domicile have adopted the March 2024 version of the NAIC Accounting Practices and Procedures manual in its entirety, as a component of prescribed or permitted practices.

The following table provides statutory data for each of our Insurance Subsidiaries:

	State of Domicile	Unassigned Surplus		Statutory Surplus		Statutory Net Income
($ in millions)		2024	2023	2024	2023	2024	2023	2022
SICA	New Jersey	$832.3	773.6	997.5	938.8	76.8	120.4	103.1
Selective Way Insurance Company ("SWIC")	New Jersey	537.1	513.5	593.1	569.3	36.3	64.1	69.6
SICSC	Indiana	219.9	201.3	254.1	235.6	13.3	26.0	17.0
SICSE	Indiana	171.9	155.1	199.5	182.7	11.2	21.6	14.2
SICNY	New York	162.0	152.4	189.7	180.1	7.1	16.4	13.2
Selective Insurance Company of New England ("SICNE")	New Jersey	49.2	45.5	80.3	76.7	3.3	8.3	5.1
Selective Auto Insurance Company of New Jersey ("SAICNJ")	New Jersey	127.5	119.3	172.4	164.2	7.4	16.2	12.7
Mesa Underwriters Specialty Insurance Company ("MUSIC")	New Jersey	72.3	64.3	141.8	133.7	8.7	14.4	9.7
Selective Casualty Insurance Company ("SCIC")	New Jersey	117.2	107.8	193.6	184.3	10.7	24.0	14.0
Selective Fire and Casualty Insurance Company ("SFCIC")	New Jersey	47.8	43.9	80.8	76.9	3.5	7.4	5.8
Total		$2,337.2	2,176.7	2,902.8	2,742.3	178.3	318.8	264.4

(b) Capital Requirements
The Insurance Subsidiaries are required to maintain certain minimum amounts of statutory surplus to satisfy the requirements of their various state insurance departments of domicile. RBC requirements for property and casualty insurance companies are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The Insurance Subsidiaries' combined total adjusted capital exceeded the required level of capital as defined by the NAIC based on their 2024 statutory financial statements. In the fourth quarter of 2020, the NAIC adopted the basic structure of Group Capital Calculation ("GCC"), along with a model law to enable the GCC after state legislative enactment. The GCC expands the existing RBC calculation to include (i) capital requirements for other regulated entities in the group, and (ii) defined capital calculation for other group entities that are unregulated. Our New Jersey state insurance regulators, our lead state, adopted the GCC model law in 2022. Based on our 2024 statutory financial statements, our GCC ratio exceeds the regulatory action minimum threshold. In addition to statutory capital requirements, we are impacted by various rating agency requirements related to certain rating levels. These required capital levels may be higher than statutory requirements.

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

As of December 31, 2024, the Parent had an aggregate of $402.5 million in investments and cash available to fund future dividends and interest payments. These amounts are not subject to any regulatory restrictions other than the standard state insolvency restrictions noted above, whereas our consolidated retained earnings of $3.1 billion are predominately restricted due to regulations applicable to our Insurance Subsidiaries. In 2025, the Insurance Subsidiaries have the ability to provide for $290.3 million in annual dividends to the Parent; however, as regulated entities, these dividends are subject to certain restrictions, which are further discussed below. The Parent also has other potential sources of liquidity, such as: (i) borrowings from our Indiana Subsidiaries; (ii) debt issuances; (iii) common and preferred stock issuances; and (iv) borrowings under our Line of Credit. Borrowings from our Indiana Subsidiaries are governed by approved intercompany lending agreements with the Parent that provide for additional capacity of $171.8 million as of December 31, 2024, based on restrictions in these agreements that limit borrowings to 10% of the admitted assets of the Indiana Subsidiaries. For additional restrictions on the Parent's debt, see Note 11. "Indebtedness" in this Form 10-K.

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

The table below provides the following information: (i) quantitative data regarding all Insurance Subsidiaries' dividends paid to the Parent in 2024, which was used for debt service, shareholder dividends, and general operating purposes; and (ii) the maximum ordinary dividends that can be paid to the Parent by the Insurance Subsidiaries in 2025, based on the 2024 statutory financial statements.

Dividends		Twelve Months ended December 31, 2024	2025
($ in millions)	State of Domicile	Ordinary Dividends Paid	Maximum Ordinary Dividends
SICA	New Jersey	$20.0	$99.7
SWIC	New Jersey	15.0	59.3
SICSC	Indiana	—	25.4
SICSE	Indiana	1.3	20.0
SICNY	New York	0.9	19.0
SICNE	New Jersey	0.5	8.0
SAICNJ	New Jersey	1.1	17.2
MUSIC	New Jersey	2.2	14.2
SCIC	New Jersey	2.8	19.4
SFCIC	New Jersey	—	8.1
Total		$43.8	$290.3

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework ("COSO Framework") in 2013.

Based on this assessment, our management believes that, as of December 31, 2024, our internal control over financial reporting is effective. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control Over Financial Reporting
We have audited Selective Insurance Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and December 31, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules I to V (collectively, the consolidated financial statements), and our report dated February 10, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York
February 10, 2025

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or officer of the Company adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Because we will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2024, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.

Item 10. Directors, Executive Officers and Corporate Governance.
Information about our executive officers, directors, and all other matters required to be disclosed in Item 10. "Directors, Executive Officers and Corporate Governance." appears under the "Executive Officers," "Information About Proposal 1 - Election of Directors," "Board Meetings and Committees," and "Insider Trading Policy" sections of the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

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

SCHEDULE I

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2024

Types of investment
($ in thousands)	Amortized Cost or Cost	Fair Value	Carrying Amount
Fixed income securities:
Held-to-maturity:
All other corporate securities	$25,375	24,735	25,375
Total fixed income securities, held-to-maturity	25,375	24,735	25,375

Available-for-sale:
U.S. government and government agencies	139,906	120,155	120,155
Foreign government	10,656	9,302	9,302
Obligations of states and political subdivisions	483,609	451,230	451,230
Public utilities	229,834	221,386	221,386
All other corporate securities	2,951,212	2,846,794	2,846,794
Collateralized loan obligation securities and other asset-backed securities	2,065,611	2,033,149	2,033,149
Residential mortgage-backed securities	1,812,744	1,692,358	1,692,358
Commercial mortgage-backed securities	782,506	752,960	752,960
Total fixed income securities, available-for-sale	8,476,078	8,127,334	8,127,334

Equity securities:
Common stock:
Banks, trusts and insurance companies	34,781	33,262	33,262
Industrial, miscellaneous and all other	174,745	178,505	178,505
Nonredeemable preferred stock	1,960	1,834	1,834
Total equity securities	211,486	213,601	213,601
Commercial mortgage loans	233,774		233,708
Short-term investments	509,328		509,318
Alternative investments	440,896		440,896
Other investments	101,065		101,065
Total investments	$9,998,002		9,651,297

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K

SCHEDULE II

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Balance Sheets

	December 31,
($ in thousands, except share amounts)	2024	2023
Assets:
Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $380 – 2024; $426 – 2023; amortized cost: $288,852 – 2024; $443,261 – 2023	$268,486	421,089
Equity securities	53,248	50,920
Short-term investments	62,223	17,671
Alternative investments	18,443	18,134
Cash	91	180
Investment in subsidiaries	3,191,905	2,958,746
Current federal income tax	8,675	9,006
Deferred federal income tax	11,689	11,128
Other assets	7,998	10,101
Total assets	$3,622,758	3,496,975

Liabilities:
Long-term debt	$441,656	441,310
Intercompany notes payable	47,571	81,465
Accrued long-term stock compensation	9,374	10,522
Other liabilities	4,081	9,297
Total liabilities	$502,682	542,594

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share – 2024 and 2023	$200,000	200,000
Common stock of $2 par value per share:
Authorized shares: 360,000,000
Issued: 105,609,364 – 2024; 105,223,307 – 2023	211,219	210,447
Additional paid-in capital	557,042	522,748
Retained earnings	3,139,489	3,029,396
Accumulated other comprehensive income (loss)	(336,845)	(373,001)
Treasury stock – at cost (shares: 44,761,468 – 2024; 44,586,870 – 2023)	(650,829)	(635,209)
Total stockholders’ equity	3,120,076	2,954,381
Total liabilities and stockholders’ equity	$3,622,758	3,496,975

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Income

	Year ended December 31,
($ in thousands)	2024	2023	2022
Revenues:
Dividends from subsidiaries	$43,779	80,005	120,007
Net investment income earned	21,042	20,167	18,622
Net realized and unrealized investment gains (losses)	596	996	(17,855)
Total revenues	65,417	101,168	120,774

Expenses:
Interest expense	30,213	29,824	28,897
Other expenses	34,602	30,686	31,116
Total expenses	64,815	60,510	60,013

Income before federal income tax	602	40,658	60,761

Federal income tax (benefit) expense:
Current	(7,466)	(9,618)	(9,381)
Deferred	(851)	1,650	(2,189)
Total federal income tax benefit	(8,317)	(7,968)	(11,570)

Net income before equity in undistributed income of subsidiaries	8,919	48,626	72,331

Equity in undistributed income of subsidiaries, net of tax	198,093	316,612	152,555

Net income	$207,012	365,238	224,886

Preferred stock dividends	9,200	9,200	9,200

Net income available to common stockholders	$197,812	356,038	215,686

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2024	2023	2022
Operating Activities:
Net income	$207,012	365,238	224,886

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries, net of tax	(198,093)	(316,612)	(152,555)
Stock-based compensation expense	22,763	18,346	18,428
Net realized and unrealized investment (gains) losses	(596)	(996)	17,855
Undistributed (gains) losses of equity method investments	2,709	(279)	(2,240)
Disbursements in excess of current year income of equity method investments	—	766	—
Amortization – other	(28)	(1,020)	(154)

Changes in assets and liabilities:
Increase (decrease) in accrued long-term stock compensation	(1,148)	(579)	136
(Increase) decrease in net federal income taxes	(520)	1,538	(3,875)
(Increase) decrease in other assets	2,064	963	(1,961)
Increase (decrease) in other liabilities	(4,976)	1,375	(2,813)
Net cash provided by (used in) operating activities	29,187	68,740	97,707

Investing Activities:
Purchases of fixed income securities, available-for-sale	(15,925)	(72,328)	(208,512)
Purchases of equity securities	(2,153)	(743)	(1,647)
Purchases of short-term investments	(516,183)	(233,129)	(362,213)
Purchases of alternative investments	(3,018)	(53,262)	(4,149)
Redemption and maturities of fixed income securities, available-for-sale	31,826	29,619	35,527
Sales of fixed income securities, available-for-sale	138,546	20,314	66,725
Sales of equity securities	—	48,960	77,971
Sales of short-term investments	471,650	248,588	385,254
Proceeds from alternative investments	—	20	—
Net cash provided by (used in) investing activities	104,743	(11,961)	(11,044)

Financing Activities:
Dividends to preferred stockholders	(9,200)	(9,200)	(9,200)
Dividends to common stockholders	(84,936)	(73,827)	(66,920)
Acquisition of treasury stock	(15,620)	(7,930)	(18,344)
Net proceeds from stock purchase and compensation plans	9,630	9,133	9,086
Proceeds from borrowings from subsidiaries	—	27,000	—
Principal payment on borrowings from subsidiaries	(33,893)	(1,801)	(1,714)
Net cash provided by (used in) financing activities	(134,019)	(56,625)	(87,092)
Net increase (decrease) in cash	(89)	154	(429)
Cash, beginning of year	180	26	455
Cash, end of year	$91	180	26

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE III

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2024

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$389,992	5,388,205	1,908,949	3,447,556	—	2,501,615	764,662	326,262	3,632,113
Standard Personal Lines Segment	23,374	541,449	433,056	424,917	—	364,601	46,487	53,314	430,725
E&S Lines Segment	65,938	660,147	274,263	503,974	—	298,268	111,282	42,544	567,163
Investments Segment	—	—	—	—	454,102	—	—	—	—
Total	$479,304	6,589,801	2,616,268	4,376,447	454,102	3,164,484	922,431	422,120	4,630,001
1Includes “Net investment income earned” and “Net realized and unrealized investment gains (losses)” on the Consolidated Statements of Income.
2“Other operating expenses” of $422,120 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$453,235
Other income	(31,115)
Total	$422,120
See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.
 Year ended December 31, 2023

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$350,198	4,494,965	1,722,706	3,071,784	—	1,919,204	674,374	320,900	3,281,319
Standard Personal Lines Segment	24,759	278,152	399,157	365,213	—	353,185	36,001	55,290	414,585
E&S Lines Segment	49,907	563,794	208,793	390,609	—	211,896	85,807	38,150	438,628
Investments Segment	—	—	—	—	385,098	—	—	—	—
Total	$424,864	5,336,911	2,330,656	3,827,606	385,098	2,484,285	796,182	414,340	4,134,532
1Includes “Net investment income earned” and “Net realized and unrealized investment gains (losses)” on the Consolidated Statements of Income.
2“Other operating expenses” of $414,340 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$433,742
Other income	(19,402)
Total	$414,340
See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Year ended December 31, 2022

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$311,535	4,275,002	1,511,447	2,739,819	—	1,683,988	605,845	306,290	2,901,984
Standard Personal Lines Segment	17,817	340,302	322,668	299,405	—	231,113	27,129	48,356	319,059
E&S Lines Segment	39,272	529,517	158,666	334,156	—	196,677	72,848	34,332	352,547
Investments Segment	—	—	—	—	173,347	—	—	—	—
Total	$368,624	5,144,821	1,992,781	3,373,380	173,347	2,111,778	705,822	388,978	3,573,590
1Includes “Net investment income earned” and “Net realized and unrealized investment gains (losses)” on the Consolidated Statements of Income.
2“Other operating expenses” of $388,978 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$400,313
Other income	(11,335)
Total	$388,978
See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE IV

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
REINSURANCE
Years ended December 31, 2024, 2023, and 2022

($ thousands)	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	% of Amount Assumed to Net
2024
Premiums earned:
Accident and health insurance	$—	—	—	—	—
Property and liability insurance	5,034,952	684,955	26,450	4,376,447	1%
Total premiums earned	5,034,952	684,955	26,450	4,376,447	1%

2023
Premiums earned:
Accident and health insurance	$—	—	—	—	—
Property and liability insurance	4,386,556	583,977	25,027	3,827,606	1%
Total premiums earned	4,386,556	583,977	25,027	3,827,606	1%

2022
Premiums earned:
Accident and health insurance	$—	—	—	—	—
Property and liability insurance	3,880,522	537,884	30,742	3,373,380	1%
Total premiums earned	3,880,522	537,884	30,742	3,373,380	1%

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE V

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
ALLOWANCE FOR CREDIT LOSSES ON PREMIUMS AND OTHER RECEIVABLES
Years ended December 31, 2024, 2023, and 2022

($ in thousands)	2024	2023	2022
Balance, January	$20,600	17,700	15,200
Additions	8,946	7,980	7,478
Deductions	(7,146)	(5,080)	(4,978)
Balance, December 31	$22,400	20,600	17,700

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

Exhibit
Number

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

10.12+
Selective Insurance Group, Inc. 2014 Omnibus Stock Plan, as Amended and Restated Effective as of May 2, 2018 (incorporated by reference herein to Appendix A of the Company’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, filed March 26, 2018, File No. 001-33067).

Exhibit
Number

10.13+
Selective Insurance Group, Inc. Non-Employee Directors’ Compensation and Deferral Plan, as Amended and Restated Effective as of January 1, 2017 (incorporated by reference herein to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed February 22, 2017, File No. 001-33067).

10.14+
Deferred Compensation Plan for Directors of Selective Insurance Group, Inc. and Subsidiaries, Amended and Restated as of May 8, 1996 (incorporated by reference herein to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed February 9, 2024, File No. 001-33067).

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

Exhibit
Number

10.27+
Employment Agreement between Selective Insurance Company of America and Joseph Owen Eppers, dated as of February 28, 2022 (incorporated by reference herein to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 9, 2024, File No. 001-33067).

10.28+
Employment Agreement between Selective Insurance Company of America and Jeffrey F. Kamrowski, dated as of March 1, 2020 (incorporated by reference herein to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 9, 2024, File No. 001-33067).

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

10.31+
Selective Insurance Group, Inc. 2024 Omnibus Stock Plan, effective May 1, 2024 (incorporated by reference herein to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed May 2, 2024, File No. 333-279060).

10.32+
Selective Insurance Group, Inc. 2024 Omnibus Stock Plan Service-Based Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed May 2, 2024, File No. 001-33067).

10.33+
Selective Insurance Group, Inc. 2024 Omnibus Stock Plan Performance-Based Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed May 2, 2024, File No. 001-33067).

10.34+
Selective Insurance Group, Inc. 2024 Omnibus Stock Plan Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed May 2, 2024, File No. 001-33067).

10.35+
Amendment No. 1 to Employment Agreement between Selective Insurance Company of America and Joseph Owen Eppers, dated as of June 3, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed July 26, 2024, File No. 001-33067).

10.36+
Amendment No. 1 to Employment Agreement between Selective Insurance Company of America and Brenda M. Hall, dated as of June 3, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed July 26, 2024, File No. 001-33067).

10.37+
Amendment No. 1 to Employment Agreement between Selective Insurance Company of America and Anthony D. Harnett, dated as of June 3, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed July 26, 2024, File No. 001-33067).

10.38+
Amendment No. 1 to Employment Agreement between Selective Insurance Company of America and Jeffrey F. Kamrowski, dated as of June 3, 2024 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed July 26, 2024, File No. 001-33067).

10.39+
Amendment No. 1 to Employment Agreement between Selective Insurance Company of America and Paul Kush, dated as of June 3, 2024 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed July 26, 2024, File No. 001-33067).

10.40+
Amendment No. 1 to Employment Agreement between Selective Insurance Company of America and Michael H. Lanza, dated as of June 3, 2024 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed July 26, 2024, File No. 001-33067).

10.41+
Amendment No. 1 to Employment Agreement between Selective Insurance Company of America and John J. Marchioni, dated as of June 3, 2024 (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed July 26, 2024, File No. 001-33067).

Exhibit
Number

10.42+
Amendment No. 1 to Employment Agreement between Selective Insurance Company of America and Vincent M. Senia, dated as of June 3, 2024 (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed July 26, 2024, File No. 001-33067).

10.43+
Employment Agreement between Selective Insurance Company of America and Patrick S. Brennan, dated as of September 23, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed September 23, 2024, File No. 001-33067).

*19	Insider Trading Policy.

*21	Subsidiaries of Selective Insurance Group, Inc.

*23.1	Consent of KPMG LLP.

*24.1	Power of Attorney of Ainar D. Aijala, Jr.

*24.2	Power of Attorney of Lisa Rojas Bacus.

*24.3	Power of Attorney of Terrence W. Cavanaugh.

*24.4	Power of Attorney of Wole C. Coaxum.

*24.5	Power of Attorney of Robert Kelly Doherty.

*24.6	Power of Attorney of Thomas A. McCarthy.

*24.7	Power of Attorney of Stephen C. Mills.

*24.8	Power of Attorney of H. Elizabeth Mitchell.

*24.9	Power of Attorney of Cynthia S. Nicholson.

*24.10	Power of Attorney of Kate E. R. Sampson.

*24.11	Power of Attorney of John S. Scheid.

*24.12	Power of Attorney of Philip H. Urban.

*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

97.1
Selective Insurance Group, Inc. Compensation Recoupment Policy (incorporated by reference herein to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed February 9, 2024, File No. 001-33067).

*99.1	Glossary of Terms.

** 101
The following financial statements from the Company's Annual report on Form 10-K for the year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (II) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

** 104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL.

* Filed herewith.
** Furnished and not filed herewith.
+ Management compensation plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.

By: /s/ John J. Marchioni	February 10, 2025
John J. Marchioni
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

By: /s/ Patrick S. Brennan	February 10, 2025
Patrick S. Brennan
Executive Vice President and Chief Financial Officer
(principal financial officer)

By: /s/ Anthony D. Harnett	February 10, 2025
Anthony D. Harnett
Senior Vice President and Chief Accounting Officer
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ John J. Marchioni	February 10, 2025
John J. Marchioni
Chairman of the Board, President and Chief Executive Officer

*	February 10, 2025
Ainar D. Aijala, Jr.
Director

*	February 10, 2025
Lisa Rojas Bacus
Director

*	February 10, 2025
Terrence W. Cavanaugh
Director

*	February 10, 2025
Wole C. Coaxum
Director

*	February 10, 2025
Robert Kelly Doherty
Director

*	February 10, 2025
Thomas A. McCarthy
Director

*	February 10, 2025
Stephen C. Mills
Director

*	February 10, 2025
H. Elizabeth Mitchell
Director

*	February 10, 2025
Cynthia S. Nicholson
Director

*	February 10, 2025
Kate E. R. Sampson
Director

*	February 10, 2025
John S. Scheid
Director

*	February 10, 2025
Philip H. Urban
Director

* By: /s/ Michael H. Lanza	February 10, 2025
Michael H. Lanza
Attorney-in-fact