Form 10-Q
period 2025-03-31
SELECTIVE INSURANCE GROUP INC
filed 2025-04-25
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 18, 2025, there were 60,774,444 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	March 31, 2025	December 31, 2024
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $24,800 – 2025; $24,735 – 2024)	$25,310	25,375
Less: allowance for credit losses	—	—
Fixed income securities, held-to-maturity, net of allowance for credit losses	25,310	25,375
Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $30,175 – 2025 and $31,948 – 2024; amortized cost: $8,871,026 – 2025 and $8,476,078 – 2024)	8,605,175	8,127,334
Commercial mortgage loans – at carrying value (fair value: $251,498 – 2025 and $224,842 – 2024)	257,846	233,774
Less: allowance for credit losses	(98)	(66)
Commercial mortgage loans, net of allowance for credit losses	257,748	233,708
Equity securities – at fair value (cost: $263,305 – 2025; $211,486 – 2024)	266,471	213,601
Short-term investments	631,090	509,318
Alternative investments	411,111	440,896
Other investments	98,405	101,065
Total investments (Note 4 and 5)	$10,295,310	9,651,297
Cash	124	91
Restricted cash	108,170	62,933
Accrued investment income	77,110	76,892
Premiums receivable	1,561,342	1,488,206
Less: allowance for credit losses (Note 6)	(21,600)	(20,400)
Premiums receivable, net of allowance for credit losses	1,539,742	1,467,806
Reinsurance recoverable	926,944	1,063,145
Less: allowance for credit losses (Note 7)	(2,000)	(2,000)
Reinsurance recoverable, net of allowance for credit losses	924,944	1,061,145
Prepaid reinsurance premiums	235,923	235,378
Deferred federal income tax	134,161	146,788
Property and equipment – at cost, net of accumulated depreciation and amortization of: $294,790 – 2025; $287,685 – 2024	100,098	93,303
Deferred policy acquisition costs	492,492	479,304
Goodwill	7,849	7,849
Other assets	281,640	231,403
Total assets	$14,197,563	13,514,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 8)	$6,610,855	6,589,801
Unearned premiums	2,698,499	2,616,268
Long-term debt	903,232	507,938
Current federal income tax	56,148	19,706
Accrued salaries and benefits	105,611	121,662
Other liabilities	564,678	538,738
Total liabilities	$10,939,023	10,394,113

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$200,000	200,000
Authorized shares: 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share – 2025 and 2024
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 105,836,427 – 2025; 105,609,364 – 2024	211,673	211,219
Additional paid-in capital	571,289	557,042
Retained earnings	3,223,731	3,139,489
Accumulated other comprehensive income (loss) (Note 11)	(272,068)	(336,845)
Treasury stock – at cost (shares: 45,063,439 – 2025; 44,761,468 – 2024)	(676,085)	(650,829)
Total stockholders’ equity	$3,258,540	3,120,076
Commitments and contingencies
Total liabilities and stockholders’ equity	$14,197,563	13,514,189
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended March 31,
($ in thousands, except per share amounts)	2025	2024
Revenues:
Net premiums earned	$1,158,757	1,050,944
Net investment income earned	120,691	107,849
Net realized and unrealized investment gains (losses)	229	(1,635)
Other income	5,509	7,801
Total revenues	1,285,186	1,164,959

Expenses:
Loss and loss expense incurred	746,325	704,292
Amortization of deferred policy acquisition costs	247,434	219,435
Other insurance expenses	124,870	115,987
Interest expense	9,573	7,181
Corporate expenses	18,098	15,498
Total expenses	1,146,300	1,062,393

Income (loss) before federal income tax	138,886	102,566

Federal income tax expense (benefit):
Current	33,593	21,413
Deferred	(4,603)	(1,365)
Total federal income tax expense (benefit)	28,990	20,048

Net income (loss)	$109,896	82,518

Preferred stock dividends	2,300	2,300

Net income (loss) available to common stockholders	$107,596	80,218

Earnings per common share:
Net income (loss) available to common stockholders - Basic	$1.77	1.32

Net income (loss) available to common stockholders - Diluted	$1.76	1.31

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	Quarter ended March 31,
($ in thousands)	2025	2024
Net income (loss)	$109,896	82,518

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	54,715	(12,293)
Unrealized gains (losses) on securities with credit loss recognized in earnings	10,086	(2,474)
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and losses on intent-to-sell available-for-sale securities	(216)	(61)
Credit loss (benefit) expense	(497)	2,093
Total unrealized gains (losses) on investment securities	64,088	(12,735)

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial loss	689	764
Total defined benefit pension and post-retirement plans	689	764
Other comprehensive income (loss)	64,777	(11,971)
Comprehensive income (loss)	$174,673	70,547

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended March 31,
($ in thousands, except share and per share amounts)	2025	2024
Preferred stock:
Beginning of period	$200,000	200,000
Issuance of preferred stock	—	—
End of period	200,000	200,000

Common stock:
Beginning of period	211,219	210,447
Dividend reinvestment plan	12	10
Stock purchase and compensation plans	442	438
End of period	211,673	210,895

Additional paid-in capital:
Beginning of period	557,042	522,748
Dividend reinvestment plan	508	488
Stock purchase and compensation plans	13,739	11,091
End of period	571,289	534,327

Retained earnings:
Beginning of period	3,139,489	3,029,396
Net income (loss)	109,896	82,518
Dividends to preferred stockholders	(2,300)	(2,300)
Dividends to common stockholders	(23,354)	(21,464)
End of period	3,223,731	3,088,150

Accumulated other comprehensive income (loss):
Beginning of period	(336,845)	(373,001)
Other comprehensive income (loss)	64,777	(11,971)
End of period	(272,068)	(384,972)

Treasury stock:
Beginning of period	(650,829)	(635,209)
Acquisition of treasury stock - share repurchase authorization	(19,421)	—
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(5,835)	(6,697)
End of period	(676,085)	(641,906)

Total stockholders’ equity	$3,258,540	3,006,494

Dividends declared per preferred share	$287.50	287.50
Dividends declared per common share	$0.38	0.35

Preferred stock, shares outstanding:
Beginning of period	8,000	8,000
Issuance of preferred stock	—	—
End of period	8,000	8,000

Common stock, shares outstanding:
Beginning of period	60,847,896	60,636,437
Dividend reinvestment plan	6,207	4,806
Stock purchase and compensation plan	220,856	219,264
Acquisition of treasury stock - share repurchase authorization	(233,611)	—
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(68,360)	(69,068)
End of period	60,772,988	60,791,439

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Quarter ended March 31,
($ in thousands)	2025	2024
Operating Activities
Net income (loss)	$109,896	82,518

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,131	9,084
Stock-based compensation expense	12,823	10,115
Undistributed gains of equity method investments	(5,006)	(5,873)
Distributions in excess of current year income of equity method investments	3,266	5,148
Net realized and unrealized (gains) losses	(229)	1,635
Loss (gain) on disposal of fixed assets	(72)	—

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	157,255	170,279
Increase in unearned premiums, net of prepaid reinsurance	81,686	105,677
Decrease in net federal income taxes	31,850	18,979
Increase in premiums receivable	(71,936)	(126,033)
Increase in deferred policy acquisition costs	(13,188)	(23,476)
Increase in accrued investment income	(201)	(2,091)
Increase (decrease) in accrued salaries and benefits	(16,051)	(24,085)
Increase in other assets	(7,421)	(6,226)
Increase (decrease) in other liabilities	(7,816)	(101,445)
Net cash provided by (used in) operating activities	283,987	114,206

Investing Activities
Purchases of fixed income securities, held-to-maturity	(2,400)	—
Purchases of fixed income securities, available-for-sale	(861,837)	(521,745)
Purchases of commercial mortgage loans	(32,332)	(22,256)
Purchases of equity securities	(57,682)	(6,473)
Purchases of alternative investments and other investments	(22,129)	(12,738)
Purchases of short-term investments	(4,802,547)	(1,232,780)
Sales of fixed income securities, available-for-sale	241,928	219,889
Proceeds from commercial mortgage loans	8,260	2,812
Sales of short-term investments	4,681,279	1,294,522
Redemption and maturities of fixed income securities, held-to-maturity	2,465	2,404
Redemption and maturities of fixed income securities, available-for-sale	262,911	193,109
Sales of equity securities	6,336	—
Distributions from alternative investments and other investments	3,859	3,448
Purchases of property and equipment	(13,013)	(6,199)
Net cash provided by (used in) investing activities	(584,902)	(86,007)

Financing Activities
Dividends to preferred stockholders	(2,300)	(2,300)
Dividends to common stockholders	(22,268)	(20,784)
Acquisition of treasury stock	(25,200)	(6,697)
Net proceeds from stock purchase and compensation plans	787	885
Proceeds from borrowings (net of debt issuance costs of $4.0 million)	395,867	—
Repayments of finance lease obligations	(701)	(731)
Net cash provided by (used in) financing activities	346,185	(29,627)
Net increase (decrease) in cash and restricted cash	45,270	(1,428)
Cash and restricted cash, beginning of period	63,024	13,272
Cash and restricted cash, end of period	$108,294	11,844

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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the first quarters ended March 31, 2025 ("First Quarter 2025") and March 31, 2024 ("First Quarter 2024"). Our Financial Statements do not include all information and disclosures required by GAAP and the SEC for audited annual financial statements. Because interim period results of operations are not necessarily indicative of full-year results, our Financial Statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report") filed with the SEC.

NOTE 2. Adoption of Accounting Pronouncements
We adopted no accounting pronouncements in First Quarter 2025.

Pronouncements to be effective in the future
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 amends disclosure requirements to provide greater transparency on income taxes. The following additional disclosures are required annually: (i) specific required categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, (iii) the amount of income taxes paid disaggregated by jurisdiction, and (iv) income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Amendments can be applied prospectively. Retrospective application and early adoption are permitted. As it only requires additional disclosure, ASU 2023-09 will not have a material impact on our financial condition or results of operations.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU
2024-03 requires disaggregated disclosure of income statement expenses. This ASU does not change the expense captions on the income statement; rather it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. This ASU can be applied prospectively. Retrospective application and early adoption are permitted. As ASU 2024-03 only requires additional disclosure, it will not have a material impact on our financial condition and results of operations.

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Quarter ended March 31,
($ in thousands)	2025	2024
Cash paid (received) during the period for:
Interest	$8,591	8,544
Federal income tax	(4,731)	—

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,474	1,777
Operating cash flows from financing leases	74	22
Financing cash flows from finance leases	701	731

Non-cash items:
Corporate actions related to fixed income securities, available-for-sale ("AFS")[1]	18,802	2,298
Conversion of AFS fixed income securities to equity securities	736	—
Assets acquired under finance lease arrangements	—	3
Assets acquired under operating lease arrangements	572	674
Non-cash purchase of property and equipment	101	8
1Examples of corporate actions include like-kind exchanges, non-cash acquisitions, and stock splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	March 31, 2025	December 31, 2024
Cash	$124	91
Restricted cash	108,170	62,933
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$108,294	63,024

Amounts in restricted cash represent cash received from the National Flood Insurance Program ("NFIP") that can only be used to pay flood claims under the Write Your Own program.

NOTE 4. Investments
(a) Information regarding our AFS securities as of March 31, 2025 and December 31, 2024, were as follows:

March 31, 2025	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$151,030	—	44	(16,599)	134,475
Foreign government	11,535	(19)	22	(1,150)	10,388
Obligations of states and political subdivisions	462,904	(419)	1,109	(30,644)	432,950
Corporate securities	3,312,258	(12,616)	38,459	(100,880)	3,237,221
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS")	2,228,290	(5,499)	21,067	(46,673)	2,197,185
Residential mortgage-backed securities ("RMBS")	1,943,238	(11,342)	8,404	(88,221)	1,852,079
Commercial mortgage-backed securities ("CMBS")	761,771	(280)	2,681	(23,295)	740,877
Total AFS fixed income securities	$8,871,026	(30,175)	71,786	(307,462)	8,605,175

December 31, 2024	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$139,906	—	2	(19,753)	120,155
Foreign government	10,656	(21)	—	(1,333)	9,302
Obligations of states and political subdivisions	483,609	(570)	550	(32,359)	451,230
Corporate securities	3,181,046	(14,924)	25,259	(123,201)	3,068,180
CLO and other ABS	2,065,611	(4,889)	22,116	(49,689)	2,033,149
RMBS	1,812,744	(11,544)	3,880	(112,722)	1,692,358
CMBS	782,506	—	1,478	(31,024)	752,960
Total AFS fixed income securities	$8,476,078	(31,948)	53,285	(370,081)	8,127,334

The following tables provide a roll forward of the allowance for credit losses on our AFS fixed income securities for the indicated periods:

Quarter ended March 31, 2025	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$21	—	—	(2)	—	—	19
Obligations of states and political subdivisions	570	6	—	(71)	(86)	—	419
Corporate securities	14,924	1,109	—	(2,643)	(774)	—	12,616
CLO and other ABS	4,889	677	—	62	(129)	—	5,499
RMBS	11,544	—	—	(47)	(155)	—	11,342
CMBS	—	279	—	1	—	—	280
Total AFS fixed income securities	$31,948	2,071	—	(2,700)	(1,144)	—	30,175

Quarter ended March 31, 2024	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$35	—	—	—	(6)	—	29
Obligations of states and political subdivisions	669	9	—	25	(8)	—	695
Corporate securities	12,999	1,015	—	1,792	(355)	(9)	15,442
CLO and other ABS	2,854	90	—	(314)	(3)	—	2,627
RMBS	11,649	—	—	31	(100)	—	11,580
CMBS	6	2	—	—	—	—	8
Total AFS fixed income securities	$28,212	1,116	—	1,534	(472)	(9)	30,381

During First Quarter 2025 and First Quarter 2024, we had no write-offs or recoveries of our AFS fixed income securities.

For information on our methodology and significant inputs used to measure expected credit losses, our accounting policy for recognizing write-offs of uncollectible amounts, and our treatment of accrued interest, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report. Accrued interest on AFS securities was $74.6 million as of March 31, 2025, and $74.3 million as of December 31, 2024. We did not record any material write-offs of accrued interest in First Quarter 2025 and First Quarter 2024.

(b) Quantitative information about unrealized losses on our AFS portfolio follows:

March 31, 2025	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$11,277	(41)	108,507	(16,558)	119,784	(16,599)
Foreign government	—	—	9,471	(1,150)	9,471	(1,150)
Obligations of states and political subdivisions	122,534	(2,103)	236,649	(28,541)	359,183	(30,644)
Corporate securities	441,777	(5,535)	1,021,950	(95,345)	1,463,727	(100,880)
CLO and other ABS	507,154	(7,615)	555,377	(39,058)	1,062,531	(46,673)
RMBS	589,388	(10,728)	668,360	(77,493)	1,257,748	(88,221)
CMBS	110,041	(1,036)	387,080	(22,259)	497,121	(23,295)
Total AFS fixed income securities	$1,782,171	(27,058)	2,987,394	(280,404)	4,769,565	(307,462)

December 31, 2024	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$14,708	(70)	105,326	(19,683)	120,034	(19,753)
Foreign government	—	—	9,302	(1,333)	9,302	(1,333)
Obligations of states and political subdivisions	153,996	(3,539)	247,735	(28,820)	401,731	(32,359)
Corporate securities	684,999	(11,699)	1,083,392	(111,502)	1,768,391	(123,201)
CLO and other ABS	349,786	(6,296)	601,057	(43,393)	950,843	(49,689)
RMBS	714,061	(21,206)	677,574	(91,516)	1,391,635	(112,722)
CMBS	184,394	(2,870)	417,472	(28,154)	601,866	(31,024)
Total AFS fixed income securities	$2,101,944	(45,680)	3,141,858	(324,401)	5,243,802	(370,081)

We currently do not intend to sell any of the securities summarized in the tables above, nor do we believe we will be required to sell any of them. Considering these factors and our review of these securities under our credit loss policy as described in Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report, we have concluded that no additional allowance for credit loss is required on these balances beyond the allowance for credit loss recorded as of March 31, 2025. This conclusion reflects our current judgment about the financial position and future prospects of the entities that issued the investment security and underlying collateral.

(c) AFS and held-to-maturity ("HTM") fixed income securities at March 31, 2025, by contractual maturity are shown below. The maturities of RMBS, CMBS, CLO and other ABS securities were calculated using each security's expected maturities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$580,543	661	660
Due after one year through five years	3,561,447	16,193	15,758
Due after five years through 10 years	3,398,781	8,456	8,382
Due after 10 years	1,064,404	—	—
Total fixed income securities	$8,605,175	25,310	24,800

(d) The following table summarizes our alternative investment portfolio by strategy:

	March 31, 2025			December 31, 2024
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss	Carrying Value	Remaining Commitment	Maximum Exposure to Loss
Alternative Investments
Private equity	$322,644	180,116	502,760	346,020	182,355	528,375
Private credit	46,294	111,299	157,593	52,100	99,185	151,285
Real assets	42,173	38,480	80,653	42,776	38,950	81,726
Total alternative investments	$411,111	329,895	741,006	440,896	320,490	761,386

We are contractually committed to make additional investments up to the remaining commitments stated above. We did not provide any non-contractual financial support during 2025 or 2024.

The following table shows gross summarized financial information for our alternative investments portfolio, including the portion we do not own. As the majority of these investments report results to us on a one-quarter lag, the summarized financial statement information is for the three-month period ended December 31:

Income Statement Information	Quarter ended March 31,
($ in millions)	2025	2024
Net investment income (loss)	$400.7	(346.0)
Realized gains	612.0	1,830.8
Net change in unrealized appreciation (depreciation)	1,879.4	3,819.0
Net income	$2,892.1	5,303.8
Alternative investment income included in "Net investment income earned" on our Consolidated Statements of Income	$7.1	6.9

(e) We have pledged certain AFS fixed income securities as collateral related to our borrowing relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, we had certain securities on deposit with various state and regulatory agencies at March 31, 2025, to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at March 31, 2025:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	23.1	23.1
Obligations of states and political subdivisions	—	—	1.8	1.8
RMBS	64.2	21.5	—	85.7
CMBS	0.5	7.7	—	8.2
Total pledged as collateral	$64.7	29.2	24.9	118.8

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than to certain U.S. government agencies, as of March 31, 2025, or December 31, 2024.

(g) The components of pre-tax net investment income earned were as follows:

	Quarter ended March 31,
($ in thousands)	2025	2024
Fixed income securities	$105,082	94,102
Commercial mortgage loans ("CMLs")	3,615	2,794
Equity securities	3,567	4,908
Short-term investments	6,233	3,519
Alternative investments	7,079	6,881
Other investments	231	263
Investment expenses	(5,116)	(4,618)
Net investment income earned	$120,691	107,849

The increase in net investment income earned in First Quarter 2025 compared to First Quarter 2024 was primarily driven by active portfolio management, operating cash flow deployment, and net proceeds from the issuance of our 5.90% Senior Notes in First Quarter 2025. For additional information regarding our 5.90% Senior Notes issuance, see Note 12. "Indebtedness" in Item 1. "Financial Statements" of this Form 10-Q.

(h) The following table summarizes net realized and unrealized investment gains and losses for the periods indicated:

	Quarter ended March 31,
($ in thousands)	2025	2024
Gross gains on sales	$1,727	2,135
Gross losses on sales	(2,383)	(1,965)
Net realized gains (losses) on disposals	(656)	170
Net unrealized gains (losses) on equity securities	1,050	692
Net credit loss benefit (expense) on fixed income securities, AFS	629	(2,650)
Net credit loss benefit (expense) on CMLs	(35)	168
Losses on securities for which we have the intent to sell	(759)	(15)
Net realized and unrealized investment gains (losses)	$229	(1,635)

Net unrealized gains and losses recognized in income on equity securities, as reflected in the table above, included the following:

	Quarter ended March 31,
($ in thousands)	2025	2024
Unrealized gains (losses) recognized in income on equity securities:
On securities remaining in our portfolio at end of period	$555	692
On securities sold in period	495	—
Total unrealized gains (losses) recognized in income on equity securities	$1,050	692

NOTE 5. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and fair values of our financial liabilities as of March 31, 2025, and December 31, 2024:

	March 31, 2025		December 31, 2024
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$49,932	55,396	49,931	54,657
5.90% Senior Notes	399,912	402,291	—	—
6.70% Senior Notes	99,597	104,846	99,590	103,057
5.375% Senior Notes	294,654	273,711	294,627	273,464
3.03% borrowings from FHLBI	60,000	59,003	60,000	58,516
Subtotal long-term debt	904,095	895,247	504,148	489,694
Unamortized debt issuance costs	(6,444)		(2,492)
Finance lease obligations	5,581		6,282
Total long-term debt	$903,232		507,938

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at March 31, 2025, and December 31, 2024:

March 31, 2025		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$134,475	38,061	96,414	—
Foreign government	10,388	—	10,388	—
Obligations of states and political subdivisions	432,950	—	425,344	7,606
Corporate securities	3,237,221	—	2,996,304	240,917
CLO and other ABS	2,197,185	—	1,784,383	412,802
RMBS	1,852,079	—	1,852,079	—
CMBS	740,877	—	740,532	345
Total AFS fixed income securities	8,605,175	38,061	7,905,444	661,670
Equity securities:
Common stock[1]	264,650	67,602	—	841
Preferred stock	1,821	1,821	—	—
Total equity securities	266,471	69,423	—	841
Short-term investments	631,090	630,818	272	—
Total assets measured at fair value	$9,502,736	738,302	7,905,716	662,511

December 31, 2024		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$120,155	35,518	84,637	—
Foreign government	9,302	—	9,302	—
Obligations of states and political subdivisions	451,230	—	443,804	7,426
Corporate securities	3,068,180	—	2,825,501	242,679
CLO and other ABS	2,033,149	—	1,665,155	367,994
RMBS	1,692,358	—	1,692,358	—
CMBS	752,960	—	752,620	340
Total AFS fixed income securities	8,127,334	35,518	7,473,377	618,439
Equity securities:
Common stock[1]	211,767	41,445	—	808
Preferred stock	1,834	1,834	—	—
Total equity securities	213,601	43,279	—	808
Short-term investments	509,318	474,225	35,093	—
Total assets measured at fair value	$8,850,253	553,022	7,508,470	619,247
1Investments amounting to $196.2 million at March 31, 2025, and $169.5 million at December 31, 2024, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. These investments are not redeemable and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following tables provide a summary of Level 3 changes in First Quarter 2025 and First Quarter 2024:

March 31, 2025
($ in thousands)	Obligations of States and Political Subdivisions	Corporate Securities	CLO and Other ABS	CMBS	Common Stock	Total
Fair value, December 31, 2024	$7,426	242,679	367,994	340	808	619,247
Total net gains (losses) for the period included in:
Other comprehensive income (loss) ("OCI")	91	2,109	(1,710)	3	—	493
Net realized and unrealized gains (losses)	89	101	(92)	—	33	131
Net investment income earned	—	12	(43)	5	—	(26)
Purchases	—	1,908	30,454	—	—	32,362
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	(5,892)	(7,080)	(3)	—	(12,975)
Transfers into Level 3	—	—	23,279	—	—	23,279
Transfers out of Level 3	—	—	—	—	—	—
Fair value, March 31, 2025	$7,606	240,917	412,802	345	841	662,511

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	89	101	(92)	—	33	131
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	91	2,149	(1,710)	3	—	533

March 31, 2024
($ in thousands)	Obligation of state and Political Subdivisions	Corporate Securities	CLO and Other ABS	CMBS	Common Stock	Total
Fair value, December 31, 2023	$7,834	297,332	245,313	356	854	551,689
Total net gains (losses) for the period included in:
OCI	(86)	(376)	399	3	—	(60)
Net realized and unrealized gains (losses)	(1)	140	57	—	213	409
Net investment income earned	—	280	(1)	(1)	—	278
Purchases	—	1,152	14,658	—	—	15,810
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	(2,870)	(1,173)	(3)	—	(4,046)
Transfers into Level 3	—	20,065	19,537	—	—	39,602
Transfers out of Level 3	—	(28,227)	(18,693)	—	—	(46,920)
Fair value, March 31, 2024	$7,747	287,496	260,097	355	1,067	556,762

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	(1)	140	57	—	213	409
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	(86)	(376)	399	3	—	(60)

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements of Level 3 assets at March 31, 2025, and December 31, 2024:

March 31, 2025
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$147,340	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 5.3%	1.8%
CLO and other ABS	231,805	Discounted Cash Flow	Illiquidity Spread	(0.97)% - 19.6%	2.2%
Total internal valuations	379,145
Other[1]	283,366
Total Level 3 securities	$662,511

December 31, 2024
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$147,294	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 5.3%	1.7%
CLO and other ABS	249,506	Discounted Cash Flow	Illiquidity Spread	(0.97)% - 19.6%	1.9%
Total internal valuations	396,800
Other[1]	222,447
Total Level 3 securities	$619,247
1Other is comprised of broker quotes or other third-party pricing for which there is a lack of transparency into the inputs used to develop the valuations. The quantitative details of these unobservable inputs are neither provided to us, nor reasonably available to us, and therefore are not included in the tables above.

For the securities in the tables above valued using a discounted cash flow analysis, we apply an illiquidity spread in determining fair value. An increase in this assumption would result in a lower fair value measurement.

The following tables provide quantitative information about our financial assets and liabilities that were not measured at fair value, but were disclosed as such at March 31, 2025, and December 31, 2024:

March 31, 2025		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	$24,800	—	24,800	—
Total HTM fixed income securities	24,800	—	24,800	—

CMLs	$251,498	—	—	251,498

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$55,396	—	55,396	—
5.90% Senior Notes	402,291	—	402,291	—
6.70% Senior Notes	104,846	—	104,846	—
5.375% Senior Notes	273,711	—	273,711	—
3.03% borrowings from FHLBI	59,003	—	59,003	—
Total long-term debt	$895,247	—	895,247	—

December 31, 2024		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	$24,735	—	24,735	—
Total HTM fixed income securities	24,735	—	24,735	—

CMLs	$224,842	—	—	224,842

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$54,657	—	54,657	—
6.70% Senior Notes	103,057	—	103,057	—
5.375% Senior Notes	273,464	—	273,464	—
3.03% borrowings from FHLBI	58,516	—	58,516	—
Total long-term debt	$489,694	—	489,694	—

NOTE 6. Allowance for Credit Losses on Premiums Receivable
The following table provides a roll forward of the allowance for credit losses on our premiums receivable balance for the indicated periods:

	Quarter ended March 31,
($ in thousands)	2025	2024
Balance at beginning of period	$20,400	18,900
Current period change for expected credit losses	3,866	1,784
Write-offs charged against the allowance for credit losses	(2,889)	(1,056)
Recoveries	223	372
Allowance for credit losses, end of period	$21,600	20,000

For a discussion of the methodology used to evaluate our estimate of expected credit losses on premiums receivable, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report.

NOTE 7. Reinsurance
We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. The following tables provide (i) a disaggregation of our reinsurance recoverable balance by financial strength rating and (ii) an aging analysis of our past due reinsurance recoverable balances as of March 31, 2025, and December 31, 2024:

	March 31, 2025
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$114,152	835	114,987
A+	475,469	3,881	479,350
A	131,695	2,029	133,724
A-	6,036	97	6,133
Total rated reinsurers	727,352	6,842	734,194

Non-rated reinsurers
Federal and state pools	184,555	—	184,555
Other than federal and state pools	8,192	3	8,195
Total non-rated reinsurers	192,747	3	192,750

Total reinsurance recoverable, gross	$920,099	6,845	926,944
Less: allowance for credit losses			(2,000)
Total reinsurance recoverable, net			924,944

	December 31, 2024
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$111,481	225	111,706
A+	483,317	5,205	488,522
A	131,087	819	131,906
A-	5,421	149	5,570
Total rated reinsurers	731,306	6,398	737,704

Non-rated reinsurers
Federal and state pools	318,785	—	318,785
Other than federal and state pools	6,647	9	6,656
Total non-rated reinsurers	325,432	9	325,441

Total reinsurance recoverable, gross	$1,056,738	6,407	1,063,145
Less: allowance for credit losses			(2,000)
Total reinsurance recoverable, net			1,061,145

The $134.2 million decrease in "Federal and state pools" as of March 31, 2025, compared to December 31, 2024, primarily related to First Quarter 2025 claim payments on Hurricane Helene losses that were reserved for at December 31, 2024. These losses were related to our participation in the NFIP Write Your Own Program, and are 100% ceded to the NFIP.

The following table provides a roll forward of the allowance for credit losses on our reinsurance recoverable balance for the periods indicated:

	Quarter ended March 31,
($ in thousands)	2025	2024
Balance at beginning of period	$2,000	1,700
Current period change for expected credit losses	—	—
Write-offs charged against the allowance for credit losses	—	—
Recoveries	—	—
Allowance for credit losses, end of period	$2,000	1,700

For a discussion of the methodology used to evaluate our estimate of expected credit losses on our reinsurance recoverable balance, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report.

The following table lists direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expense incurred for the indicated periods. For more information about reinsurance, refer to Note 9. "Reinsurance" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report.

	Quarter ended March 31,
($ in thousands)	2025	2024
Premiums written:
Direct	$1,422,851	1,315,911
Assumed	5,977	5,985
Ceded	(188,385)	(165,275)
Net	1,240,443	1,156,621
Premiums earned:
Direct	1,340,446	1,205,368
Assumed	6,151	6,191
Ceded	(187,840)	(160,615)
Net	1,158,757	1,050,944
Loss and loss expense incurred:
Direct	830,672	753,567
Assumed	5,498	5,981
Ceded	(89,845)	(55,256)
Net	$746,325	704,292

NOTE 8. Reserve for Loss and Loss Expense
The table below provides a roll forward of the reserve for loss and loss expense for beginning and ending reserve balances:

	Quarter ended March 31,
($ in thousands)	2025	2024
Gross reserve for loss and loss expense, at beginning of period	$6,589,801	5,336,911
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of period	1,022,245	618,601
Net reserve for loss and loss expense, at beginning of period	5,567,556	4,718,310
Incurred loss and loss expense for claims occurring in the:
Current year	759,992	688,519
Prior years	(13,667)	15,773
Total incurred loss and loss expense	746,325	704,292
Paid loss and loss expense for claims occurring in the:
Current year	105,268	107,719
Prior years	487,152	435,489
Total paid loss and loss expense	592,420	543,208
Net reserve for loss and loss expense, at end of period	5,721,461	4,879,394
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	889,394	622,356
Gross reserve for loss and loss expense, at end of period	$6,610,855	5,501,750

Prior year reserve development in First Quarter 2025 was favorable by $13.7 million, consisting of $18.7 million of favorable property reserve development, partially offset by $5.0 million of unfavorable casualty reserve development. The unfavorable casualty reserve development related to our Standard Personal Lines segment and was driven by $5.0 million in unfavorable development, primarily related to increased severities in accident year 2024 in the personal automobile line of business.

Prior year reserve development in First Quarter 2024 was unfavorable by $15.8 million, consisting of $35.0 million of unfavorable casualty reserve development, partially offset by $19.2 million of favorable property reserve development. Our Standard Commercial Lines segment drove the unfavorable casualty reserve development consisting of $50.0 million in our general liability line of business, primarily driven by increased severities in accident years 2020 through 2023, partially offset by $15.0 million of favorable casualty reserve development in our workers compensation line of business.

Our Standard Personal Lines Segment also had unfavorable casualty reserve development of $5.0 million in our personal automobile line of business, offset by favorable development of $5.0 million in our homeowners line of business in First Quarter 2024.

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

(a) The following table presents revenues by segments and a reconciliation to consolidated revenue.

Revenue by Segment	Quarter ended March 31,
($ in thousands)	2025	2024
Standard Commercial Lines:
Net premiums earned:
General liability	$294,687	273,415
Commercial automobile	283,585	251,720
Commercial property	186,530	161,553
Workers compensation	79,036	87,777
Businessowners' policies	46,893	39,921
Bonds	13,258	12,088
Other	8,221	7,636
Miscellaneous income	4,860	7,134
Total Standard Commercial Lines revenue	917,070	841,244
Standard Personal Lines:
Net premiums earned:
Personal automobile	52,968	56,960
Homeowners	47,943	44,113
Other	2,744	2,773
Miscellaneous income	572	640
Total Standard Personal Lines revenue	104,227	104,486
E&S Lines:
Net premiums earned:
Casualty lines	85,119	71,638
Property lines	57,773	41,350
Miscellaneous income	77	27
Total E&S Lines revenue	142,969	113,015
Investments:
Net investment income earned	120,691	107,849
Net realized and unrealized investment gains (losses)	229	(1,635)
Total Investments revenue	120,920	106,214
Total revenues	$1,285,186	1,164,959

(b) The following tables present information about our segments' pre- and after-tax income, significant expenses, and reconciliations to consolidated results for the periods indicated.

Quarter Ended March 31, 2025	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
($ in thousands)
Total segment revenues	$917,070	104,227	142,969	1,164,266	120,920	1,285,186

Loss and loss expense incurred:
Net catastrophe losses	19,811	7,113	16,433	43,357	—	43,357
Non-catastrophe property loss and loss expense	128,791	36,489	13,416	178,696	—	178,696
(Favorable)/unfavorable prior year casualty reserve development	—	5,000	—	5,000	—	5,000
Current year casualty loss costs	433,064	28,067	58,141	519,272	—	519,272
Total loss and loss expense incurred	581,666	76,669	87,990	746,325	—	746,325
Net underwriting expenses incurred:
Commissions to distribution partners	170,170	7,351	32,707	210,228	—	210,228
Salaries and employee benefits	79,591	8,595	7,595	95,781	—	95,781
Other segment expenses	51,742	9,575	3,995	65,312	—	65,312
Total net underwriting expenses incurred	301,503	25,521	44,297	371,321	—	371,321
Dividends to policyholders	983	—	—	983	—	983

Segment income (loss), before federal income tax	32,918	2,037	10,682	45,637	120,920	166,557
Federal income tax (expense) benefit				(9,584)	(25,118)	(34,702)
Segment income (loss), after federal income tax				36,053	95,802	131,855

Reconciliation of segment income (loss) to consolidated income before and after federal income tax
Total segment income (loss)						166,557
Interest expense						(9,573)
Corporate expenses						(18,098)
Income before federal income tax						138,886
Federal income tax (expense) benefit on segment income (loss)						(34,702)
Federal income tax (expense) benefit on interest and corporate expenses						5,712
Total federal income tax (expense) benefit						(28,990)
Net income						109,896
Preferred stock dividends						(2,300)
Net income available to common stockholders						107,596

Quarter Ended March 31, 2024	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
($ in thousands)
Total segment revenues	$841,244	104,486	113,015	1,058,745	106,214	1,164,959

Loss and loss expense incurred:
Net catastrophe losses	38,495	11,845	4,902	55,242	—	55,242
Non-catastrophe property loss and loss expense	115,041	41,878	14,253	171,172	—	171,172
(Favorable)/unfavorable prior year casualty reserve development	35,000	—	—	35,000	—	35,000
Current year casualty loss costs	367,297	30,621	44,960	442,878	—	442,878
Total loss and loss expense incurred	555,833	84,344	64,115	704,292	—	704,292
Net underwriting expenses incurred:
Commissions to distribution partners	153,970	7,498	25,141	186,609	—	186,609
Salaries and employee benefits	72,274	9,439	5,766	87,479	—	87,479
Other segment expenses	45,532	8,540	4,008	58,080	—	58,080
Total net underwriting expenses incurred	271,776	25,477	34,915	332,168	—	332,168
Dividends to policyholders	3,254	—	—	3,254	—	3,254

Segment income (loss), before federal income tax	10,381	(5,335)	13,985	19,031	106,214	125,245
Federal income tax (expense) benefit				(3,997)	(21,866)	(25,863)
Segment income (loss), after federal income tax				15,034	84,348	99,382

Reconciliation of segment income (loss) to consolidated income before and after federal income tax
Total segment income (loss)						125,245
Interest expense						(7,181)
Corporate expenses						(15,498)
Income before federal income tax						102,566
Federal income tax (expense) benefit on segment income (loss)						(25,863)
Federal income tax (expense) benefit on interest and corporate expenses						5,815
Total federal income tax (expense) benefit						(20,048)
Net income						82,518
Preferred stock dividends						(2,300)
Net income available to common stockholders						80,218

The "Other segment expenses" primarily consist of (i) fees paid for licenses, (ii) depreciation expense, and (iii) general overhead items to operate our business operations, including travel expenses, postage and telephone expenses, and utility expenses. "Loss and loss expense incurred" includes a portion of salaries and employee benefits related to claims personnel.

(c) The following tables present reconciliations of our segments' ROE contributions and combined ratios to consolidated results.

ROE	Quarter Ended March 31,
	2025	2024
Standard Commercial Lines segment	3.5%	1.2
Standard Personal Lines segment	0.2	(0.6)
E&S Lines segment	1.1	1.6
Total insurance operations	4.8	2.2

Net investment income earned	12.8	12.3
Net realized and unrealized investment gains (losses)	—	(0.2)
Total investments segment	12.8	12.1

Other	(3.2)	(2.8)
ROE	14.4	11.5

Combined Ratio	Quarter ended March 31,
	2025		2024
	Amount	Ratio	Amount	Ratio
Standard Commercial Lines:
Net premiums earned	$912,210		834,110
Loss and loss expense incurred	581,666	63.8%	555,833	66.7
Net underwriting expenses incurred[1]	296,643	32.5	264,642	31.7
Dividends to policyholders	983	0.1	3,254	0.4
Underwriting income (loss)	32,918	96.4	10,381	98.8

Standard Personal Lines:
Net premiums earned	103,655		103,846
Loss and loss expense incurred	76,669	73.9	84,344	81.2
Net underwriting expenses incurred[1]	24,949	24.1	24,837	23.9
Underwriting income (loss)	2,037	98.0	(5,335)	105.1

E&S Lines:
Net premiums earned	142,892		112,988
Loss and loss expense incurred	87,990	61.6	64,115	56.7
Net underwriting expenses incurred[1]	44,220	30.9	34,888	30.9
Underwriting income (loss)	10,682	92.5	13,985	87.6

Total Insurance Operations:
Net premiums earned	1,158,757		1,050,944
Loss and loss expense incurred	746,325	64.4	704,292	67.0
Net underwriting expenses incurred[1]	365,812	31.6	324,367	30.9
Dividends to policyholders	983	0.1	3,254	0.3
Underwriting income (loss)	45,637	96.1	19,031	98.2
1"Net underwriting expenses incurred" includes "Other income" allocated to each reportable segment.

NOTE 10. Retirement Plans
The primary pension plan for our employees is the Retirement Income Plan for Selective Insurance Company of America (the "Pension Plan"). The Pension Plan is closed to new entrants and its benefits ceased accruing after March 31, 2016. For more information about Selective Insurance Company of America's ("SICA") retirement plans, see Note 15. "Retirement Plans" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report.

The following tables provide information about the Pension Plan:

	Pension Plan
	Quarter ended March 31,
($ in thousands)	2025	2024
Net Periodic Pension Cost (Benefit):
Interest cost	$3,973	3,888
Expected return on plan assets	(5,339)	(5,382)
Amortization of unrecognized net actuarial loss	868	955
Total net periodic pension cost (benefit)[1]	$(498)	(539)
1The components of net periodic pension cost (benefit) are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	Quarter ended March 31,
	2025	2024
Weighted-Average Expense Assumptions:
Discount rate	5.69%	5.02%
Effective interest rate for calculation of interest cost	5.42	4.91
Expected return on plan assets	6.60	6.40

NOTE 11. Comprehensive Income (Loss)
The components of comprehensive income (loss), both gross and net of tax, for First Quarter 2025 and First Quarter 2024 were as follows:

First Quarter 2025
($ in thousands)	Gross	Tax	Net
Net income (loss)	$138,886	28,990	109,896
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	69,260	14,545	54,715
Unrealized gains (losses) on securities with credit loss recognized in earnings	12,766	2,680	10,086
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	(274)	(58)	(216)
Credit loss (benefit) expense	(629)	(132)	(497)
Total unrealized gains (losses) on investment securities	81,123	17,035	64,088
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	872	183	689
Total defined benefit pension and post-retirement plans	872	183	689
Other comprehensive income (loss)	81,995	17,218	64,777
Comprehensive income (loss)	$220,881	46,208	174,673

First Quarter 2024
($ in thousands)	Gross	Tax	Net
Net income (loss)	$102,566	20,048	82,518
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	(15,560)	(3,267)	(12,293)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(3,132)	(658)	(2,474)
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	(78)	(17)	(61)
Credit loss (benefit) expense	2,650	557	2,093
Total unrealized gains (losses) on investment securities	(16,120)	(3,385)	(12,735)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	967	203	764
Total defined benefit pension and post-retirement plans	967	203	764
Other comprehensive income (loss)	(15,153)	(3,182)	(11,971)
Comprehensive income (loss)	$87,413	16,866	70,547

The following table shows each component of accumulated other comprehensive income (loss) ("AOCI") (net of taxes), including balances and changes, as of March 31, 2025:

March 31, 2025	Net Unrealized Gains (Losses) on Investment Securities			Defined Benefit Pension and Post-Retirement Plans	Total AOCI
($ in thousands)	Credit Loss Related[1]	All Other	Investments Subtotal
Balance, December 31, 2024	$(72,206)	(178,057)	(250,263)	(86,582)	(336,845)
OCI before reclassifications	10,086	54,715	64,801	—	64,801
Amounts reclassified from AOCI	(497)	(216)	(713)	689	(24)
Net current period OCI	9,589	54,499	64,088	689	64,777
Balance, March 31, 2025	$(62,617)	(123,558)	(186,175)	(85,893)	(272,068)
1Represents change in unrealized gains (losses) on securities with credit loss recognized in earnings.

The reclassifications out of AOCI were as follows:

	Quarter ended March 31,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2025	2024
Net realized (gains) losses on disposals and intent-to-sell AFS securities
Net realized (gains) losses	$(274)	(78)	Net realized and unrealized investment gains (losses)
Tax (benefit) expense	58	17	Total federal income tax expense (benefit)
Net of taxes	(216)	(61)	Net income (loss)
Credit loss related
Credit loss (benefit) expense	(629)	2,650	Net realized and unrealized investment gains (losses)
Tax (benefit) expense	132	(557)	Total federal income tax expense (benefit)
Net of taxes	(497)	2,093	Net income (loss)
Defined benefit pension and post-retirement life plans
Net actuarial loss	201	222	Loss and loss expense incurred
Net actuarial loss	671	745	Other insurance expenses
Total	872	967	Income (loss) before federal income tax
Tax (benefit) expense	(183)	(203)	Total federal income tax expense (benefit)
Net of taxes	689	764	Net income (loss)
Total reclassifications for the period	$(24)	2,796	Net income (loss)

NOTE 12. Indebtedness
The table below provides a summary of our outstanding debt at March 31, 2025, and December 31, 2024:

Outstanding Debt	Issuance Date	Maturity Date	Interest Rate	Original Amount	2025		Carry Value
($ in thousands)					Unamortized Issuance Costs	Debt Discount	March 31, 2025	December 31, 2024
Description
Long-term
FHLBI	12/16/2016	12/16/2026	3.03%	60,000	—	—	60,000	60,000
Senior Notes	11/16/2004	11/15/2034	7.25%	50,000	96	68	49,836	49,831
Senior Notes	2/20/2025	4/15/2035	5.90%	400,000	4,003	88	395,909	—
Senior Notes	11/3/2005	11/1/2035	6.70%	100,000	193	403	99,404	99,391
Senior Notes	3/1/2019	3/1/2049	5.375%	300,000	2,152	5,346	292,502	292,434

Finance lease obligations							5,581	6,282
Total long-term debt					6,444	5,905	903,232	507,938

Long-Term Debt Activity
In First Quarter 2025 we issued $400 million of 5.90% Senior Notes due 2035 at a discount of $0.1 million, resulting in $395.9 million of net proceeds after approximately $4.1 million in debt issuance costs. The 5.90% Senior Notes will pay interest on April 15 and October 15 of each year, beginning on October 15, 2025. The proceeds from this debt issuance are being used for general corporate purposes, including supporting organic growth.

For additional information on our indebtedness and debt covenants, see Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report.

NOTE 13. Equity
On December 2, 2020, we announced that our Board of Directors authorized a $100 million share repurchase program, with no set expiration or termination date. Our repurchase program does not obligate us to acquire any particular amount of our common stock. Management has the discretion under the authorization to determine the timing and amount of any share repurchases based on market conditions and other considerations. In First Quarter 2025, we repurchased 233,611 shares of our common stock under the program. The total cost of repurchases, including commissions, was $19.4 million in First Quarter 2025. Authorized repurchases reflected in the Consolidated Statements of Stockholders' Equity also include estimated excise taxes of $0.1 million in First Quarter 2025. We had $56.1 million of remaining capacity under our share repurchase program as of March 31, 2025.

NOTE 14. Earnings per Common Share
The following table presents the calculations of earnings per common share ("EPS") on a basic and diluted basis:

	Quarter ended March 31,
(in thousands, except per share amounts)	2025	2024
Net income (loss) available to common stockholders:	$107,596	80,218

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	60,865	60,827
Effect of dilutive securities - stock compensation plans	426	386
Weighted average common shares outstanding - diluted	61,291	61,213

EPS:
Basic	$1.77	1.32
Diluted	1.76	1.31

NOTE 15. Litigation
As of March 31, 2025, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

From time to time, our Insurance Subsidiaries are named as defendants in other legal actions, some asserting claims for substantial amounts. Plaintiffs may style these actions as class actions and seek judicial certification of a state or national class for allegations involving our business practices, such as improper medical provider reimbursement under workers compensation and personal and commercial automobile insurance policies or improper reimbursement for automobile parts. Similarly, our Insurance Subsidiaries can be named defendants in individual actions seeking extra-contractual damages, punitive damages, or penalties, often alleging bad faith in handling insurance claims. We believe we have valid defenses to these allegations and account for such activity by establishing unpaid loss and loss expense reserves. Considering estimated losses and defense costs reserves, we expect that any potential ultimate liability for these other legal actions will not be material to our consolidated financial condition. Litigation outcomes are inherently unpredictable and the amounts sought in certain actions are large or indeterminate. Adverse outcomes could have a material adverse effect on our consolidated results of operations or cash flows in the quarterly or annual period in which they occur.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
The terms "Company," "we," "us," and "our" refer to Selective Insurance Group, Inc. (the "Parent") and its subsidiaries, except as expressly indicated or the context otherwise requires. Certain statements in this Quarterly Report on Form 10-Q, including information incorporated by reference, are “forward-looking statements” defined in the Private Securities Litigation Reform Act of 1995 ("PSLRA"). The PSLRA provides a forward-looking statement safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements discuss our intentions, beliefs, projections, estimations, or forecasts of future events and financial performance. They involve uncertainties and known and unknown risks and other factors that may cause actual results, activity levels, or performance to materially differ from those in or implied by the forward-looking statements. In some cases, forward-looking statements include the words "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "attribute," "confident," "strong," "target," "project," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," "likely," "continue," or comparable terms. Our forward-looking statements are only predictions; we cannot guarantee or assure that such expectations will prove correct. We undertake no obligation to publicly update or revise any forward-looking statements for any reason except as may be required by law.

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

For more details about these segments, refer to Note 9. "Segment Information" in Item 1. "Financial Statements." of this Form 10-Q and Note 12. "Segment Information" in Item 8. "Financial Statements and Supplementary Data." of our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report").

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

The following is Management’s Discussion and Analysis ("MD&A") of our financial condition and consolidated results of operations, including an evaluation of the amounts and certainty of cash flows from operations and outside sources, trends, and uncertainties that may have a material impact in future periods. Investors should read the MD&A in conjunction with Item 1. "Financial Statements." of this Form 10-Q and the consolidated financial statements in our 2024 Annual Report filed with the United States ("U.S.") Securities and Exchange Commission.

In the MD&A, we will discuss and analyze the following:

•Critical Accounting Policies and Estimates;
•Financial Highlights of Results for the first quarters ended March 31, 2025 ("First Quarter 2025") and March 31, 2024 ("First Quarter 2024");
•Results of Operations and Related Information by Segment;
•Federal Income Taxes;
•Liquidity and Capital Resources; and
•Ratings.

Critical Accounting Policies and Estimates
Our unaudited interim consolidated financial statements include amounts for which we have made informed estimates and judgments for transactions not yet completed. Such estimates and judgments affect the reported amounts in the consolidated financial statements. As outlined in our 2024 Annual Report, those estimates and judgments most critical to the preparation of the consolidated financial statements involved the following: (i) reserve for loss and loss expense; (ii) investment valuation and the allowance for credit losses on available-for-sale ("AFS") fixed income securities; and (iii) reinsurance. These estimates and judgments require our use of assumptions about highly uncertain matters that make them subject to change as facts and circumstances develop. If we applied different estimates and judgments, the financial statements might have reported materially different amounts. For additional information regarding our critical accounting policies and estimates, refer to pages 38 through 45 of our 2024 Annual Report.

Financial Highlights of Results for First Quarter 2025 and First Quarter 20241

($ and shares in thousands, except per share amounts)	Quarter ended March 31,		Change % or Points
	2025	2024
Financial Data:
Revenues	$1,285,186	1,164,959	10%
After-tax net investment income	95,621	85,640	12
After-tax underwriting income (loss)	36,053	15,034	140
Net income (loss) before federal income tax	138,886	102,566	35
Net income (loss)	109,896	82,518	33
Net income (loss) available to common stockholders	107,596	80,218	34

Key Metrics:
Combined ratio	96.1%	98.2	(2.1)	pts
Invested assets per dollar of common stockholders' equity	$3.37	3.12	8%
Annualized after-tax yield on investment portfolio	3.8%	3.9	(0.1)	pts
Return on common equity ("ROE")	14.4	11.5	2.9
Net premiums written ("NPW") to statutory surplus	$1.47	1.55	(5)%

Per Common Share Amounts:
Diluted net income (loss) per share	$1.76	1.31	34%
Book value per share	50.33	46.17	9
Dividends declared per share to common stockholders	0.38	0.35	9

Non-GAAP Information:
Non-GAAP operating income (loss)[2]	$107,414	81,510	32%
Non-GAAP operating income (loss) per diluted common share[2]	1.76	1.33	32
Non-GAAP operating ROE[2]	14.4%	11.7	2.7	pts
Adjusted book value per common share[2]	$53.39	50.97	5%
1Refer to the Glossary of Terms attached to our 2024 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.
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

The tables below provide reconciliations of our GAAP to non-GAAP measures:

Reconciliation of net income (loss) available to common stockholders to non-GAAP operating income (loss)	Quarter ended March 31,
($ in thousands)	2025	2024
Net income (loss) available to common stockholders	$107,596	80,218
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	(229)	1,635
Tax on reconciling items	47	(343)
Non-GAAP operating income (loss)	$107,414	81,510

Reconciliation of net income (loss) available to common stockholders per diluted common share to non-GAAP operating income (loss) per diluted common share	Quarter ended March 31,
	2025	2024
Net income (loss) available to common stockholders per diluted common share	$1.76	1.31
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	—	0.03
Tax on reconciling items	—	(0.01)
Non-GAAP operating income (loss) per diluted common share	$1.76	1.33

Reconciliation of ROE to non-GAAP operating ROE	Quarter ended March 31,
	2025	2024
ROE	14.4%	11.5
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	—	0.2
Tax on reconciling items	—	—
Non-GAAP operating ROE	14.4%	11.7

Reconciliation of book value per common share to adjusted book value per common share	Quarter ended March 31,
	2025	2024
Book value per common share	$50.33	46.17
Total unrealized investment (gains) losses included in accumulated other comprehensive income (loss), before tax	3.88	6.08
Tax on reconciling items	(0.82)	(1.28)
Adjusted book value per common share	$53.39	50.97

The following table depicts the components of ROE and non-GAAP operating ROE:

ROE and non-GAAP operating ROE Components	Quarter ended March 31,		Change Points
	2025	2024
Standard Commercial Lines Segment	3.5%	1.2	2.3	pts
Standard Personal Lines Segment	0.2	(0.6)	0.8
E&S Lines Segment	1.1	1.6	(0.5)
Total insurance operations	4.8	2.2	2.6

Net investment income earned	12.8	12.3	0.5
Net realized and unrealized investment gains (losses)	—	(0.2)	0.2
Total investments segment	12.8	12.1	0.7

Other	(3.2)	(2.8)	(0.4)

ROE	14.4	11.5	2.9
Net realized and unrealized investment (gains) losses, after tax	—	0.2	(0.2)
Non-GAAP operating ROE	14.4	11.7	2.7

In First Quarter 2025, we generated an ROE of 14.4%, compared to 11.5% in First Quarter 2024. Non-GAAP operating ROE of 14.4% was above our First Quarter 2024 non-GAAP operating ROE of 11.7%, exceeding our 12% target. The increase in our non-GAAP operating ROE in First Quarter 2025 compared to First Quarter 2024 was driven by improved underwriting profitability in our Commercial and Personal Lines segments and increased net investment income. Net investment income increased 12% from a year ago, to $95.6 million after-tax in First Quarter 2025, compared to $85.6 million after-tax in First Quarter 2024, and contributed 12.8 points to annualized ROE.

For additional qualitative discussion on our segment results, refer to the insurance segment sections below.

Outlook
Our differentiated operating model and empowered decision-makers deliver our products and value-added services to our customers. Open and dynamic discussions with our distribution partners about customer expectations, insurance market dynamics, talent, and technology confirm our belief that significant market opportunities exist for us and our partners.

Nonetheless, the insurance industry faces significant uncertainty around the macroeconomic environment, including financial market performance, international trade, and a possible recession. We believe we will be able to face these challenges by focusing on our long-term value proposition and executing our strategy, which includes prudent underwriting, pricing discipline, strong relationships with our distribution partners, and leveraging sophisticated analytical tools. Our significant investments in recent years to support scalable and profitable growth provide us with many opportunities to increase our market share, while aiming to meet or exceed our profitability targets.

We remain disciplined underwriters by prioritizing profitability over growth. New business has moderated as rate increases accelerated. However, policy retention has remained strong as we execute our pricing strategy in a granular fashion. As we position ourselves for the future, we have several strategies to profitably grow market share:

•In our existing footprint, we are focused on growing with existing partners and strategically appointing new agency locations. In First Quarter 2025, we added thirty agency locations. In full-year 2024, we had a net increase of two hundred agency locations.

•Careful and deliberate geographic expansion continues to provide growth opportunities. Since 2017, we have added thirteen states to our Standard Commercial Lines footprint, with five last year. In 2024 these thirteen states produced $350 million in premium, which represented approximately 10% of Standard Commercial Lines NPW and approximately 2% marginal premium growth. We expect to write new business in Kansas, Montana, and Wyoming by the end of 2026.

•Technology investments are critical to ensure efficiency and scale. We are actively developing and executing artificial intelligence use cases focused on underwriting scalability and improving claims outcomes. We have also made considerable progress modernizing our policy acquisition and claims systems. For example, system enhancements in our E&S Lines segment have created significant operational efficiency, with the segment’s premium production up significantly with limited headcount growth.

We continue to price new and renewal business incorporating our latest view of loss trends and profitability relative to our 95% combined ratio target. In First Quarter 2025, overall renewal pure pricing across our three insurance segments was 10.3%, up 2.2 points from a year ago. We believe our actions in 2024 and the continued execution of our strategy in 2025 position us well despite elevated uncertainty in the macroeconomic environment.

After contemplating First Quarter 2025 results, we are reaffirming our full-year 2025 guidance as follows:

•A GAAP combined ratio between 96% and 97%, including net catastrophe losses of 6 points. Consistent with our longstanding practice, our combined ratio estimate assumes no additional prior year casualty reserve development;
•Net investment income of $405 million after tax. A higher asset base due to proceeds from our senior notes issuance should benefit net investment income. However, alternative investments could face valuation headwinds in the coming months. Depending on the ultimate outcome and timing of tariffs, economic uncertainty and financial market volatility, there is heightened risk that alternative investment income, reported on a one-quarter lag, could be under pressure when we report second quarter earnings. We remain comfortable with the long-term performance expectations of the asset class and our 4% allocation; and
•Weighted average shares of 61.5 million on a fully diluted basis, including the common shares repurchased in First Quarter 2025 and assuming no additional repurchases under our existing share repurchase authorization.

Results of Operations and Related Information by Segment

Insurance Operations
The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter ended March 31,		Change % or Points
($ in thousands)	2025	2024
Insurance Operations Results:
NPW	$1,240,443	1,156,621	7%
Net premiums earned (“NPE”)	1,158,757	1,050,944	10
Less:
Loss and loss expense incurred	746,325	704,292	6
Net underwriting expenses incurred	365,812	324,367	13
Dividends to policyholders	983	3,254	(70)
Underwriting income (loss)	$45,637	19,031	140%
Combined Ratios:
Loss and loss expense ratio	64.4%	67.0	(2.6)	pts
Underwriting expense ratio	31.6	30.9	0.7
Dividends to policyholders ratio	0.1	0.3	(0.2)
Combined ratio	96.1	98.2	(2.1)

The NPW and NPE growth in First Quarter 2025 compared to First Quarter 2024 reflected overall renewal pure price increases and direct new business. In addition, NPW and NPE growth in First Quarter 2025 benefited from stable retention in our Standard Commercial Lines and E&S Lines and exposure growth on renewal policies.

	Quarter ended March 31,
($ in millions)	2025	2024
Direct new business premiums	$251.3	260.8
Renewal pure price increases	10.3%	8.1

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

	Quarter ended March 31,		Change % or Points
($ in thousands)	2025	2024
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$5,000	35,000	(86)%
Current year casualty loss costs	519,272	442,878	17
Net catastrophe losses	43,357	55,242	(22)
Non-catastrophe property loss and loss expenses	178,696	171,172	4
Total loss and loss expense incurred	746,325	704,292	6

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	0.4%	3.3	(2.9)	pts
Current year casualty loss costs	44.9	42.1	2.8
Net catastrophe losses	3.7	5.3	(1.6)
Non-catastrophe property loss and loss expenses	15.4	16.3	(0.9)
Total impact on loss and loss expense ratio	64.4	67.0	(2.6)

Prior Year Casualty Reserve Development and Current Year Casualty Loss Costs
Details of prior year casualty reserve development by line of business follow:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended March 31,
($ in millions)	2025		2024
General liability	$—		50.0
Workers compensation	—		(15.0)
Total Standard Commercial Lines	—		35.0

Homeowners	—		(5.0)
Personal automobile	5.0		5.0
Total Standard Personal Lines	5.0		—

Total (favorable) unfavorable prior year casualty reserve development	$5.0		35.0

(Favorable) unfavorable impact on loss ratio	0.4	pts	3.3

The reduction in unfavorable prior year reserve development was partially offset by higher current year casualty loss costs. The increase in current year loss costs in First Quarter 2025 compared to First Quarter 2024 was primarily due to increased severities related to social inflation on our general liability and E&S casualty lines of business.

For additional qualitative discussion on prior year casualty reserve development and current year casualty loss costs, refer to the insurance segment sections below.

Property Losses
Net catastrophe and non-catastrophe property losses reduced the loss and loss expense ratio by 2.5 points in the aggregate in First Quarter 2025 compared to First Quarter 2024. The net catastrophe loss and loss expense ratio was 1.6 points lower in First Quarter 2025 compared to First Quarter 2024, as fewer and less severe storms impacted our footprint. The non-catastrophe property loss and loss expense ratio was 0.9 points lower in First Quarter 2025 compared to First Quarter 2024, reflecting (i) the earned impact of higher renewal pure price increases in 2025, (ii) lower claim frequencies, and (iii) normal variability from period to period of non-catastrophe weather.

For additional qualitative discussion on non-catastrophe property loss and loss expenses, refer to the insurance segment sections below.

Underwriting Expenses
The underwriting expense ratio increased 0.7 points in First Quarter 2025 compared to First Quarter 2024, primarily due to higher profit-based compensation to our distribution partners. In First Quarter 2024, the underwriting expense ratio also included the benefit of a state plan assessment reimbursement.

Standard Commercial Lines Segment

	Quarter ended March 31,		Change % or Points
($ in thousands)	2025	2024
Insurance Segments Results:
NPW	$1,003,225	931,677	8%
NPE	912,210	834,110	9
Less:
Loss and loss expense incurred	581,666	555,833	5
Net underwriting expenses incurred	296,643	264,642	12
Dividends to policyholders	983	3,254	(70)
Underwriting income (loss)	32,918	10,381	217
Combined Ratios:
Loss and loss expense ratio	63.8%	66.7	(2.9)	pts
Underwriting expense ratio	32.5	31.7	0.8
Dividends to policyholders ratio	0.1	0.4	(0.3)
Combined ratio	96.4	98.8	(2.4)

NPW and NPE growth in First Quarter 2025 compared to First Quarter 2024 primarily reflected (i) renewal pure price increases, (ii) strong exposure growth on renewal policies, and (iii) strong retention as the following table shows:

	Quarter ended March 31,
($ in millions)	2025	2024
Direct new business premiums	$172.2	172.1
Retention	85%	86
Renewal pure price increases	9.1	7.6

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

	Quarter ended March 31,		Change % or Points
($ in thousands)	2025	2024
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$—	35,000	(100)%
Current year casualty loss costs	433,064	367,297	18
Net catastrophe losses	19,811	38,495	(49)
Non-catastrophe property loss and loss expenses	128,791	115,041	12
Total loss and loss expense incurred	581,666	555,833	5

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	—%	4.2	(4.2)	pts
Current year casualty loss costs	47.5	44.1	3.4
Net catastrophe losses	2.2	4.6	(2.4)
Non-catastrophe property loss and loss expenses	14.1	13.8	0.3
Total impact on loss and loss expense ratio	63.8	66.7	(2.9)

Prior Year Casualty Reserve Development and Current Year Casualty Loss Costs
The details of the prior year casualty reserve development by line of business were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended March 31,
($ in millions)	2025	2024
General liability	$—	50.0
Workers compensation	—	(15.0)
Total Standard Commercial Lines	—	35.0

The reduction in unfavorable prior year reserve development was partially offset by higher current year casualty loss costs. The increase in current year casualty loss costs in First Quarter 2025 compared to First Quarter 2024 was primarily due to increased severities related to social inflation.

Refer to the line of business sections below for qualitative discussion on the significant drivers of unfavorable prior year casualty reserve development and current year casualty loss costs.

Property Losses
Net catastrophe and non-catastrophe property losses reduced the loss and loss expense ratio by 2.1 points in the aggregate in First Quarter 2025 compared to First Quarter 2024. Net catastrophe losses were 2.4 points lower than last year, driven by lower frequency and severity of wind and winter storm events.

Underwriting Expenses
The underwriting expense ratio increased 0.8 points in First Quarter 2025 compared to First Quarter 2024, primarily due to higher profit-based compensation to our distribution partners. In First Quarter 2024, the underwriting expense ratio also included the benefit of a state plan assessment reimbursement.

A discussion of our most significant Standard Commercial Lines of business follows:

General Liability
	Quarter ended March 31,		Change % or Points[1]
($ in thousands)	2025	2024
NPW	$333,896	307,444	9%
Direct new business	53,665	50,229	n/a
Retention	85%	87	n/a
Renewal pure price increases	12.0	6.5	n/a
NPE	$294,687	273,415	8%
Underwriting income (loss)	(15,913)	(29,441)	(46)
Combined ratio	105.4%	110.8	(5.4)	pts
% of total Standard Commercial Lines NPW	33	33
1n/a: not applicable.

NPW grew 9% in First Quarter 2025 compared to First Quarter 2024, benefiting from renewal pure price increases, exposure growth on renewal policies, and stable retention.

The combined ratio decreased 5.4 points in First Quarter 2025 compared to First Quarter 2024 and included the following:

	Quarter ended March 31,		Change % or Points
($ in thousands)	2025	2024
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$—	50,000	(100)%
Current year casualty loss costs	213,674	165,355	29
Total loss and loss expense incurred	213,674	215,355	(1)

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	—%	18.3	(18.3)	pts
Current year casualty loss costs	72.5	60.5	12.0
Total impact on loss and loss expense ratio	72.5	78.8	(6.3)

We did not record any prior year casualty reserve development in First Quarter 2025. The unfavorable prior year casualty reserve development in First Quarter 2024 was primarily due to social inflation, which resulted in higher severities in accident years 2023 and prior. The general liability line of business has experienced a long-term historical trend of meaningful severity increases, partially offset by claim frequency decreases. Prior-year severities developed adversely, which extended into more recent accident years in 2024 after previously impacting the pre-pandemic period. We attribute the increased severities to elevated social inflation, which we view as an industry dynamic characterized by higher claimant propensity for attorney representation and litigation, longer settlement times, and higher settlement values. Certain jurisdictions with expanded liability theories and higher damage awards pose increased challenges. We are closely monitoring these jurisdictions and the broader trends across our business.

Partially offsetting the decrease in unfavorable prior year casualty reserve development was an increase in current year casualty loss costs of 12.0 points in First Quarter 2025 compared to First Quarter 2024, primarily driven by higher severities due to social inflation in the more recent accident years that was observed and responded to during the course of 2024. These actions produced full-year 2024 casualty loss costs of 67.0%, compared with 60.5% in First Quarter 2024. The 2025 ratio reflects the increase recognized in the 2024 accident year, as well as elevated loss trend expectations for the line.

We believe that social inflation and elevated loss trends are an industry dynamic, which we expect to continue to support an elevated near-term pricing environment. Given the consistency in our underwriting appetite and risk profile over time, we have focused primarily on prudent underwriting and appropriate pricing. Our renewal pure price increase in this line of business accelerated to 12.0% in First Quarter 2025, up from 10.6% last quarter, and 8.6% for full-year 2024.

The underwriting expense ratio increased 1.2 points in First Quarter 2025 compared to First Quarter 2024, as discussed in the "Total Standard Commercial Lines" section above.

Commercial Automobile
	Quarter ended March 31,		Change % or Points[1]
($ in thousands)	2025	2024
NPW	$312,654	285,601	9%
Direct new business	45,871	47,795	n/a
Retention	85%	86	n/a
Renewal pure price increases	10.6	10.4	n/a
NPE	$283,585	251,720	13%
Underwriting income (loss)	7,644	262	2,818
Combined ratio	97.3%	99.9	(2.6)	pts
% of total Standard Commercial Lines NPW	31	31
1n/a: not applicable.

NPW grew 9% in First Quarter 2025 compared to First Quarter 2024, primarily benefiting from renewal pure price increases and stable retention. Stable retention and direct new business contributed to a 1% growth of in-force vehicle counts as of March 31, 2025, compared to March 31, 2024.

The combined ratio decreased 2.6 points in First Quarter 2025 compared to First Quarter 2024, and included the following:

	Quarter ended March 31,		Change % or Points
($ in thousands)	2025	2024
Loss and Loss Expense Incurred:
Current year casualty loss costs	$144,739	129,579	12%
Net catastrophe losses	1,477	1,418	4
Non-catastrophe property loss and loss expenses	42,548	44,337	(4)
Total loss and loss expense incurred	188,764	175,334	8

Impact on Loss and Loss Expense Ratio:
Current year casualty loss costs	51.1%	51.5	(0.4)	pts
Net catastrophe losses	0.5	0.6	(0.1)
Non-catastrophe property loss and loss expenses	15.0	17.6	(2.6)
Total impact on loss and loss expense ratio	66.6	69.7	(3.1)

Non-catastrophe property loss and loss expenses decreased in First Quarter 2025 compared to First Quarter 2024, primarily due to the earned impact of renewal price increases.

Commercial Property[1]
	Quarter ended March 31,		Change % or Points[2]
($ in thousands)	2025	2024
NPW	$196,254	174,512	12%
Direct new business	41,416	38,540	n/a
Retention	84%	85	n/a
Renewal pure price increases	8.5	10.9	n/a
NPE	$186,530	161,553	15%
Underwriting income (loss)	30,012	9,567	214
Combined ratio	83.9%	94.1	(10.2)	pts
% of total Standard Commercial Lines NPW	20	19
1includes Inland Marine.
2n/a: not applicable.

NPW grew 12% in First Quarter 2025 compared to First Quarter 2024, primarily benefiting from renewal pure price increases, stable retention, and exposure growth on renewal policies.

The combined ratio decreased 10.2 points in First Quarter 2025 compared to First Quarter 2024 and included the following:

	First Quarter 2025			First Quarter 2024
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$16.4	8.8	pts	32.9	20.3	(11.5)	pts
Non-catastrophe property loss and loss expenses	76.6	41.1		62.4	38.6	2.5
Total	$93.0	49.9		95.3	58.9	(9.0)

Net catastrophe losses were lower in First Quarter 2025 compared to First Quarter 2024, as discussed in the "Standard Commercial Lines Segment" section above.

Workers Compensation
	Quarter ended March 31,		Change % or Points[1]
($ in thousands)	2025	2024
NPW	$86,146	98,783	(13)%
Direct new business	13,734	18,483	n/a
Retention	84%	85	n/a
Renewal pure price increases (decreases)	(3.2)	(2.6)	n/a
NPE	$79,036	87,777	(10)%
Underwriting income	(4,678)	18,193	(126)
Combined ratio	105.9%	79.3	26.6	pts
% of total Standard Commercial Lines NPW	9	11
1n/a: not applicable.

NPW decreased 13% in First Quarter 2025 compared to First Quarter 2024, primarily due to decreases in renewal pure price and direct new business.

The combined ratio increased 26.6 points in First Quarter 2025 compared to First Quarter 2024 and included the following:

	First Quarter 2025			First Quarter 2024
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) unfavorable prior year casualty reserve development	$—	—	pts	(15.0)	(17.1)	17.1	pts
Current year casualty loss costs	61.5	77.8		60.8	69.3	8.5
Total	$61.5	77.8		$45.8	52.2	25.6

There was no prior year casualty reserve development in First Quarter 2025. The favorable prior year casualty reserve development in First Quarter 2024 was primarily due to improved loss severities in accident years 2021 and prior.

In First Quarter 2025, the combined ratio was adversely impacted by an increase in current year casualty loss costs of 8.5 points, primarily driven by loss trend outpacing rate level reductions. These rate level reductions are driven by continued decreases in workers compensation rating bureau loss costs, which we use to supplement our data in determining premium rates for this line of business.

Standard Personal Lines Segment

	Quarter ended March 31,		Change % or Points
($ in thousands)	2025	2024
Insurance Segments Results:
NPW	$87,513	99,904	(12)%
NPE	103,655	103,846	—
Less:
Loss and loss expense incurred	76,669	84,344	(9)
Net underwriting expenses incurred	24,949	24,837	—
Underwriting income (loss)	$2,037	(5,335)	(138)
Combined Ratios:
Loss and loss expense ratio	73.9%	81.2	(7.3)	pts
Underwriting expense ratio	24.1	23.9	0.2
Combined ratio	98.0	105.1	(7.1)

NPW decreased 12% in First Quarter 2025 compared to First Quarter 2024. The decrease in First Quarter 2025 compared to First Quarter 2024 was primarily due to direct new business and retention reductions, partially offset by renewal pure price increases and higher average policy sizes from our mass affluent market strategy. New business decreased 58% and new policy counts decreased 68% in First Quarter 2025 compared to First Quarter 2024 as we focused on growth in states where our rate levels are adequate, and where we anticipate profitable growth. We have also significantly curtailed production, including restricting new business in certain states, like New Jersey, our biggest market, where filed rates do not support a path to profitability. The following table depicts our reductions in direct new business and retention:

	Quarter ended March 31,
($ in millions)	2025	2024
Direct new business premiums[1]	$8.9	21.3
Retention	75%	83
Renewal pure price increases	24.1	14.3
1Excludes our Flood direct premiums written, which are 100% ceded to the NFIP and do not impact NPW.

We are taking actions to improve the profitability of this business, refine our pricing factors, and prioritize rate filings to mitigate inflationary impacts. Our more significant rate increases began to take effect early in 2023 and increased in number and magnitude through 2024. We expect 2025 rate changes to remain above loss trends but moderate compared to our rate increases in 2024. Directly related to our actions, we achieved a renewal pure price increase of 24.1% in First Quarter 2025. We also are continuing to seek improved homeowners profitability by expanding the use of new policy terms and conditions, including (i) coverage for older roofs based on a schedule of factors rather than replacement cost and (ii) where allowed by law, mandatory wind/hail deductibles in states exposed to severe convective storms.

The change in NPE in First Quarter 2025 compared to First Quarter 2024 resulted from the same impacts to NPW described above.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

	Quarter ended March 31,		Change % or Points
($ in thousands)	2025	2024
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$5,000	—	n/a	%
Current year casualty loss costs	28,067	30,621	(8)
Net catastrophe losses	7,113	11,845	(40)
Non-catastrophe property loss and loss expenses	36,489	41,878	(13)
Total loss and loss expense incurred	76,669	84,344	(9)

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	4.8%	—	4.8	pts
Current year casualty loss costs	27.0	29.5	(2.5)
Net catastrophe losses	6.9	11.4	(4.5)
Non-catastrophe property loss and loss expenses	35.2	40.3	(5.1)
Total impact on loss and loss expense ratio	73.9	81.2	(7.3)

Prior Year Casualty Reserve Development and Current Year Casualty Loss Costs
Details of the prior year casualty reserve development by line of business follow:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended March 31,
($ in millions)	2025	2024
Homeowners	$—	(5.0)
Personal automobile	5.0	5.0
Total Standard Personal Lines	5.0	—

Prior year casualty reserve development in First Quarter 2025 included $5.0 million in personal automobile, primarily driven by increased severities in accident year 2024. Our homeowners line of business experienced $5.0 million of favorable prior year casualty reserve development in First Quarter 2024, primarily due to lower loss severities in accident years 2021 and prior. This favorable development was offset by $5.0 million of unfavorable prior year casualty reserve development on our personal automobile line of business in First Quarter 2024, primarily driven by increased loss severities in accident years 2021 through 2023.

Current year casualty loss costs decreased 2.5 points in First Quarter 2025 compared to First Quarter 2024, primarily due to the earned impact of significant rate increases.

Property Losses
Net catastrophe and non-catastrophe property losses reduced the loss and loss expense ratio by 9.6 points in the aggregate in First Quarter 2025 compared to First Quarter 2024. Non-catastrophe property loss and loss expense ratios were lower in First Quarter 2025 compared to First Quarter 2024 due to (i) the earned impact of higher renewal pure price increases in 2025 and (ii) variability from period to period of catastrophe and non-catastrophe losses. Net catastrophe losses were lower in First Quarter 2025 compared to First Quarter 2024 due to lower frequency and severity of events this year compared to the same prior-year period.

E&S Lines Segment

	Quarter ended March 31,		Change % or Points
($ in thousands)	2025	2024
Insurance Segments Results:
NPW	$149,705	125,040	20%
NPE	142,892	112,988	26
Less:
Loss and loss expense incurred	87,990	64,115	37
Net underwriting expenses incurred	44,220	34,888	27
Underwriting income (loss)	10,682	13,985	(24)
Combined Ratios:
Loss and loss expense ratio	61.6%	56.7	4.9	pts
Underwriting expense ratio	30.9	30.9	—
Combined ratio	92.5	87.6	4.9

NPW and NPE growth in First Quarter 2025 compared to First Quarter 2024 included:

	Quarter ended March 31,
($ in millions)	2025	2024
Direct new business premiums	$70.2	67.4
Renewal pure price increases	8.7%	5.2

NPW and NPE growth in First Quarter 2025 also benefited from (i) both property and casualty exposure growth on renewal policies, (ii) higher rates per exposure, and (iii) higher new business production.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

	Quarter ended March 31,		Change % or Points
($ in thousands)	2025	2024
Loss and Loss Expense Incurred:
Current year casualty loss costs	$58,141	44,960	29%
Net catastrophe losses	16,433	4,902	235
Non-catastrophe property loss and loss expenses	13,416	14,253	(6)
Total loss and loss expense incurred	87,990	64,115	37

Impact on Loss and Loss Expense Ratio:
Current year casualty loss costs	40.7%	39.8	0.9	pts
Net catastrophe losses	11.5	4.3	7.2
Non-catastrophe property loss and loss expenses	9.4	12.6	(3.2)
Total impact on loss and loss expense ratio	61.6	56.7	4.9

The loss and loss expense ratio increased 4.9 points in First Quarter 2025 compared to First Quarter 2024, primarily driven by a 4.0-point aggregate increase in property losses in First Quarter 2025 compared to First Quarter 2024. Our First Quarter 2025 catastrophe losses were impacted by (i) the January 2025 California Palisades Fire, which added 2.9 points to our loss and loss expense ratio and (ii) severe wind and thunderstorm events impacting our footprint in March 2025.

We experienced lower non-catastrophe property loss and loss expenses in First Quarter 2025 compared to First Quarter 2024, reflecting the continued period to period variability normally associated with property lines of business.

Current year casualty loss cost increased 0.9 points in First Quarter 2025, negatively affecting the loss and loss expense ratio compared to First Quarter 2024, primarily driven by increased severities due to social inflation.

Investments
Our Investments segment's objectives are to maximize the economic value of our investment portfolio by achieving stable, risk-adjusted after-tax net investment income and generate long-term growth in book value per share, considering prevailing market conditions, our enterprise risk tolerances, and other risk implications. We aim to accomplish this by:

•Maximizing the portfolio's overall total return by investing (i) the premiums from our insurance operations, (ii) amounts generated through our capital management strategies, including debt and equity security issuances, and (iii) profits of our business, and

•Maintaining (i) a well-diversified portfolio across issuers, sectors, and asset classes and (ii) a high credit quality fixed income securities portfolio with a duration and maturity profile at an acceptable risk level that provides ample liquidity.

The effective duration of our fixed income and short-term investments was 4.1 years as of March 31, 2025. We monitor and manage the effective duration to maximize yield while managing interest rate risk at an acceptable level. We buy and sell investments with the intent of maximizing investment returns in the current market environment, while balancing capital preservation and ensuring adequate liquidity to support our insurance business.

Our fixed income and short-term investments represented 92% of invested assets at March 31, 2025 and December 31, 2024. These investments had (i) a weighted average credit rating of "A+" as of March 31, 2025 and December 31, 2024, and (ii) investment grade holdings representing 97% of the total fixed income and short-term investment portfolio at March 31, 2025 and December 31, 2024.

For further details on the composition, credit quality, and various risks to which our portfolio is subject, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." of our 2024 Annual Report.

Total Invested Assets
($ in thousands)	March 31, 2025	December 31, 2024	Change
Total invested assets	$10,295,310	9,651,297	7%
Invested assets per dollar of common stockholders' equity	3.37	3.31	2

Components of unrealized gains (losses) – before tax:
Fixed income securities	(235,676)	(316,796)	(26)%
Equity securities	3,166	2,116	50
Net unrealized gains (losses) – before tax	(232,510)	(314,680)	(26)
Components of unrealized gains (losses) – after tax:
Fixed income securities	(186,184)	(250,269)	(26)
Equity securities	2,501	1,671	50
Net unrealized gains (losses) – after tax	(183,683)	(248,598)	(26)

Invested assets increased $644.0 million at March 31, 2025, compared to December 31, 2024, primarily reflecting: (i) net proceeds from the issuance of our 5.9% Senior Notes in First Quarter 2025; (ii) our active investment of operating cash flows, which were 23% of NPW in First Quarter 2025; and (iii) pre-tax net unrealized gains in our fixed income and equity securities portfolios of $82.2 million due to a reduction in interest rates and strong performance of U.S. equities during First Quarter 2025. For additional information about our 5.9% Senior Notes, see Note 12. "Indebtedness" in Item 1. "Financial Statements" of this Form 10-Q.

Net Investment Income
Net investment income earned components were as follows:

	Quarter ended March 31,		Change % or Points
($ in thousands)	2025	2024
Fixed income securities	$105,082	94,102	12%
Commercial mortgage loans ("CMLs")	3,615	2,794	29
Equity securities	3,567	4,908	(27)
Short-term investments	6,233	3,519	77
Alternative investments	7,079	6,881	3
Other investments	231	263	(12)
Investment expenses	(5,116)	(4,618)	11
Net investment income earned – before tax	120,691	107,849	12
Net investment income tax expense	(25,070)	(22,209)	13
Net investment income earned – after tax	$95,621	85,640	12
Effective tax rate	20.8%	20.6	0.2	pts
Annualized after-tax yield on fixed income investments	4.0	4.0	—
Annualized after-tax yield on investment portfolio	3.8	3.9	(0.1)

After-tax net investment income earned increased 12% in First Quarter 2025 compared to First Quarter 2024, primarily driven by active portfolio management, operating cash flow deployment, and net proceeds from the issuance of our 5.9% Senior Notes in First Quarter 2025. For additional information about our 5.9% Senior Notes, see Note 12. "Indebtedness" in Item 1. "Financial Statements" of this Form 10-Q.

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

	Quarter ended March 31,		Change %
($ in thousands)	2025	2024
Net realized gains (losses) on disposals	$(656)	170	(486)%
Net unrealized gains (losses) on equity securities	1,050	692	52
Net credit loss benefit (expense) on fixed income securities, AFS	629	(2,650)	(124)
Net credit loss benefit (expense) on CMLs	(35)	168	(121)
Losses on securities for which we have the intent to sell	(759)	(15)	N/M
Total net realized and unrealized investment gains (losses)	$229	(1,635)	(114)

Federal Income Taxes
The following table provides information regarding federal income taxes and reconciles federal income tax at the corporate rate to the effective tax rate:

	Quarter ended March 31,
($ in thousands)	2025	2024
Tax at statutory rate	$29,166	21,539
Tax-advantaged interest	(226)	(402)
Dividends received deduction	(50)	(38)
Executive compensation	1,175	1,323
Stock-based compensation	(495)	(1,439)
Other	(580)	(935)
Federal income tax expense (benefit)	$28,990	20,048
Income before federal income tax, less preferred stock dividends	$136,586	100,266
Effective tax rate	21.2%	20.0

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

The Parent's cash and components of its investment portfolio were as follows:

($ in thousands)	March 31, 2025	December 31, 2024
Fixed income securities	$304,186	268,486
Equity securities	57,443	53,248
Short-term investments	179,854	62,223
Alternative investments	18,481	18,443
Cash	124	91
Total investments and cash	$560,088	402,491

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

Insurance Subsidiary Dividends
The Insurance Subsidiaries generate liquidity through insurance float, created by collecting premiums and earning investment income before paying claims. Given the long payment patterns of certain claims, the period of float can extend over many years. Our investment portfolio consists of securities with maturity dates that continually provide a source of cash flow for claims payments in the ordinary course of business. To protect our Insurance Subsidiaries' capital, we purchase reinsurance coverage for significantly large claims or catastrophes that may occur.

From time to time, our Insurance Subsidiaries pay dividends to the Parent company. The Insurance Subsidiaries did not declare or pay cash dividends to the Parent in First Quarter 2025. As of December 31, 2024, our allowable ordinary maximum dividend is $290 million for 2025. All Insurance Subsidiary dividends to the Parent are (i) subject to the approval and/or review of its domiciliary state insurance regulator and (ii) generally payable only from earned statutory surplus reported in its annual statements as of the preceding December 31. Although domiciliary state insurance regulators have historically approved dividends, there is no assurance they will approve future Insurance Subsidiary dividends.

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

For additional information regarding dividend restrictions and financial covenants, where applicable, see Note 11. "Indebtedness," Note 17. "Equity," and Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report.

Line of Credit
On November 7, 2022, the Parent entered into a Credit Agreement with the lenders named therein (the "Lenders") and Wells Fargo Bank, National Association, as Administrative Agent ("Line of Credit"). Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility that can be increased to $125 million with the Lenders' consent. No borrowings were made under the Line of Credit in First Quarter 2025. The Line of Credit will mature on November 7, 2025, and has a variable interest rate based on the Parent’s debt ratings. We expect to continue to maintain a credit facility for liquidity purposes. For additional information regarding the Line of Credit and corresponding representations, warranties, and covenants, refer to Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report. We met all covenants under our Line of Credit as of March 31, 2025.

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

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year. SICNY is domiciled in New York, which limits its FHLBNY borrowings to the lesser of 5% of admitted assets for the most recently completed fiscal quarter or 10% of the previous year-end's admitted assets. As of March 31, 2025, we had remaining capacity of $607.7 million for FHLB borrowings, with a $24.9 million additional stock purchase requirement to allow the member companies to borrow their remaining capacity amounts.

Short-term Borrowings
We made no short-term borrowings from FHLB branches during First Quarter 2025.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries, approved by the Indiana Department of Insurance, that provide the Parent with additional intercompany liquidity. Like the Line of Credit, these lending agreements limit the Parent’s borrowings from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The outstanding balance on these intercompany loans was $35.0 million as of March 31, 2025 and December 31, 2024. The remaining capacity under these intercompany loan agreements was $171.8 million as of March 31, 2025 and December 31, 2024. We have other insurance regulator-approved intercompany agreements that facilitate liquidity management between the Parent and the Insurance Subsidiaries to enhance flexibility.

Capital Market Activities
In First Quarter 2025, the Parent issued $400 million of 5.90% Senior Notes due 2035, resulting in net proceeds of $395.9 million after a $0.1 million discount and debt issuance costs of approximately $4.1 million. The proceeds from this debt issuance are being used for general corporate purposes, including supporting organic growth with a $200 million capital contribution to the Insurance Subsidiaries in March 2025. The Parent had no private or public stock issuances during First Quarter 2025.

During First Quarter 2025, we repurchased 233,611 shares of our common stock under our existing share repurchase program for $19.4 million, an $82.87 average price per share, excluding commissions paid. We had $56.1 million of remaining capacity under our share repurchase program as of March 31, 2025. For additional information on the share repurchase program, refer to Note 17. "Equity" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report.

Uses of Liquidity
The Parent uses the liquidity generated from the sources discussed above to pay dividends to our stockholders, among other things. Dividends on shares of the Parent's common and preferred stock are declared and paid at the discretion of the Board of Directors ("Board") based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. Our Board declared:

•    A quarterly cash dividend on common stock of $0.38 per common share that is payable June 2, 2025, to holders of record on May 15, 2025; and

•    A quarterly cash dividend of $287.50 per share on our 4.60% Non-Cumulative Preferred Stock, Series B (equivalent to $0.28750 per depositary share) payable on June 16, 2025, to holders of record as of May 30, 2025.

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

Capital Resources
Capital resources ensure we can pay policyholder claims, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At March 31, 2025, we had GAAP stockholders' equity of $3.3 billion and statutory surplus of $3.2 billion. With total debt of $903.2 million at March 31, 2025, our debt-to-capital ratio was 21.7%. For additional information on our statutory surplus, see Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report.

The following table summarizes certain contractual obligations we had at March 31, 2025, that may require us to invest additional amounts into our investment portfolio, which we would fund primarily with operating cash flows.

($ in millions)	Amount of Obligation
Alternative and other investments	$329.9
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	153.5
Non-publicly traded common stock within our equity portfolio	21.1
CMLs	23.6
Privately-placed corporate securities	55.6
Total	$583.7

There is no certainty (i) these additional investments will be required or (ii) about the timing of funding. We expect to have the capacity to fund these commitments through our normal operating and investing activities as they come due.

The following table provides future cash payments on our notes payable as of March 31, 2025, including our 5.9% Senior Notes, details about which are included in the "Capital Markets" discussion above and Note 12. "Indebtedness" in Item 1. "Financial Statements." in this Form 10-Q:

	Payment Due by Period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
($ in millions)	Total
Notes payable	$910.0	—	60.0	—	850.0
Interest on debt obligation	739.4	43.4	101.4	100.1	494.5
Total	$1,649.4	$43.4	161.4	100.1	1,344.5

Our current and long-term material cash requirements associated with (i) loss and loss expense reserves and (ii) contractual obligations under operating and financing leases for office space and equipment have not materially changed since December 31, 2024. The Insurance Subsidiaries' net loss and loss expense reserves duration was 3.0 years at December 31, 2024.

Our other cash requirements include, without limitation, dividends to stockholders, capital expenditures, and other operating expenses, including commissions to our distribution partners, labor costs, premium taxes, general and administrative expenses, and income taxes.

As of March 31, 2025, and December 31, 2024, we had no (i) material guarantees on behalf of others and trading activities involving non-exchange traded contracts accounted for at fair value, (ii) material transactions with related parties other than those disclosed in Note 18. "Related Party Transactions" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report, and (iii) material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

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

Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and our stockholders and enhance our financial strength and underwriting capacity. We have a solid capital base and high-quality underwriting portfolio, positioning us well to leverage potential market opportunities.

Book value per common share increased 5% to $50.33 as of March 31, 2025, from $47.99 as of December 31, 2024, driven by a $1.06 decrease in net unrealized losses on our fixed income securities portfolio and $1.76 in net income (loss) available to common stockholders per diluted common share, partially offset by $0.38 in dividends to our common stockholders. A decline in benchmark U.S. Treasury rates primarily drove the decrease in net unrealized losses on our fixed income securities. Our adjusted book value per share, which is book value per share excluding total after-tax unrealized gains or losses on investments included in accumulated other comprehensive income (loss), increased to $53.39 as of March 31, 2025, from $52.10 as of December 31, 2024.

Cash Flows
Net cash provided by operating activities increased to $284.0 million in First Quarter 2025, compared to $114.2 million in First Quarter 2024, primarily driven by higher levels of cash received for premiums. For more information on our underwriting results, refer to "Insurance Operations" above in this MD&A.

Net cash used in investing activities increased to $584.9 million in First Quarter 2025, compared to $86.0 million in First Quarter 2024, as a result of investing proceeds from our 5.9% Senior Note issuance in First Quarter 2025. These proceeds also drove the $346.2 million in net cash provided by financing activities in First Quarter 2025, compared to $29.6 million in First Quarter 2024. Partially offsetting cash proceeds from the 5.9% Senior Notes issuance was cash used for share repurchases.

Ratings
Our ratings remain the same as reported in our "Overview" section of Item 1. "Business." of our 2024 Annual Report and are as follows:

Nationally Recognized Statistical Rating Organizations	Financial Strength Rating	Outlook
AM Best Company	A+	Stable
Moody's Investors Services	A2	Stable
Fitch Ratings	A+	Stable
Standard & Poor's Global Ratings	A	Stable

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information about market risk set forth in our 2024 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of such period are (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is appropriately accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to

allow timely decisions about required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during First Quarter 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incidental to our insurance operations, we are routinely engaged in legal proceedings with inherently unpredictable outcomes that could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Note 15. "Litigation" in Item 1. "Financial Statements." of this Form 10-Q and Item 1A. "Risk Factors." below in Part II. "Other Information." As of March 31, 2025, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS.

Certain risk factors can significantly impact our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change our actions in executing our long-term capital strategy. Examples include, without limitation, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our existing debt and/or equity securities, or increasing or decreasing common stockholders' dividends. We operate in a continually changing business environment, and new risk factors that we cannot predict or assess may emerge at any time. Consequently, we can neither predict such new risk factors nor assess the potential future impact on our business. Except as discussed below, there have been no material changes from the risk factors disclosed in Item 1A. "Risk Factors." in our 2024 Annual Report.

Changes in international trade policy could adversely and materially affect our business, results of operations, financial condition, and growth.
Changes in international trade policies and tariffs by the United States and other countries, particularly large trading partners like Canada, China, and Mexico, could (i) impact our claims severity across multiple lines of business and cause adverse reserve development by increasing costs for materials and parts used in claims involving real property and personal property, including commercial and personal automobiles and (ii) negatively affect our investments' fair value and/or our level of investment income.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding our purchases of our common stock in First Quarter 2025:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Programs (in millions)[2]
January 1 – 31, 2025	50,249	$83.08	49,602	$71.4
February 1 – 28, 2025	248,856	83.48	182,014	56.3
March 1 – 31, 2025	2,866	86.08	1,995	56.1
Total	301,971	$83.44	233,611	$56.1
1Total number of shares purchased includes 68,360 shares purchased from employees to satisfy tax withholding obligations associated with the vesting of their restricted stock units.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2025, no director or officer of the Company adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

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

**101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

**104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL.
* Filed herewith.
** Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	April 25, 2025	By: /s/ John J. Marchioni
John J. Marchioni
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

Date:	April 25, 2025	By: /s/ Patrick S. Brennan
Patrick S. Brennan
Executive Vice President and Chief Financial Officer
(principal financial officer)