Form 10-Q
period 2025-06-30
SELECTIVE INSURANCE GROUP INC
filed 2025-07-25
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 18, 2025, there were 60,850,304 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	June 30, 2025	December 31, 2024
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $24,457 – 2025; $24,735 – 2024)	$24,552	25,375
Less: allowance for credit losses	—	—
Fixed income securities, held-to-maturity, net of allowance for credit losses	24,552	25,375
Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $28,733 – 2025 and $31,948 – 2024; amortized cost: $9,089,518 – 2025 and $8,476,078 – 2024)	8,876,667	8,127,334
Commercial mortgage loans – at carrying value (fair value: $266,197 – 2025 and $224,842 – 2024)	272,072	233,774
Less: allowance for credit losses	(212)	(66)
Commercial mortgage loans, net of allowance for credit losses	271,860	233,708
Equity securities – at fair value (cost: $311,254 – 2025; $211,486 – 2024)	318,059	213,601
Short-term investments	531,441	509,318
Alternative investments	434,995	440,896
Other investments	95,978	101,065
Total investments (Note 4 and 5)	$10,553,552	9,651,297
Cash	357	91
Restricted cash	37,878	62,933
Accrued investment income	86,912	76,892
Premiums receivable	1,684,351	1,488,206
Less: allowance for credit losses (Note 6)	(21,800)	(20,400)
Premiums receivable, net of allowance for credit losses	1,662,551	1,467,806
Reinsurance recoverable	883,388	1,063,145
Less: allowance for credit losses (Note 7)	(2,000)	(2,000)
Reinsurance recoverable, net of allowance for credit losses	881,388	1,061,145
Prepaid reinsurance premiums	252,595	235,378
Current federal income tax	13,195	—
Deferred federal income tax	120,676	146,788
Property and equipment – at cost, net of accumulated depreciation and amortization of: $300,448 – 2025; $287,685 – 2024	100,019	93,303
Deferred policy acquisition costs	510,391	479,304
Goodwill	7,849	7,849
Other assets	241,070	231,403
Total assets	$14,468,433	13,514,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 8)	$6,811,156	6,589,801
Unearned premiums	2,815,743	2,616,268
Long-term debt	902,749	507,938
Current federal income tax	—	19,706
Accrued salaries and benefits	107,718	121,662
Other liabilities	461,688	538,738
Total liabilities	$11,099,054	10,394,113

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$200,000	200,000
Authorized shares: 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share – 2025 and 2024
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 105,915,961 – 2025; 105,609,364 – 2024	211,832	211,219
Additional paid-in capital	580,432	557,042
Retained earnings	3,284,044	3,139,489
Accumulated other comprehensive income (loss) (Note 11)	(230,642)	(336,845)
Treasury stock – at cost (shares: 45,066,408 – 2025; 44,761,468 – 2024)	(676,287)	(650,829)
Total stockholders’ equity	$3,369,379	3,120,076
Commitments and contingencies
Total liabilities and stockholders’ equity	$14,468,433	13,514,189

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except per share amounts)	2025	2024	2025	2024
Revenues:
Net premiums earned	$1,188,057	1,080,231	$2,346,814	2,131,175
Net investment income earned	127,968	108,642	248,659	216,491
Net realized and unrealized investment gains (losses)	4,172	1,297	4,401	(338)
Other income	6,548	5,835	12,057	13,636
Total revenues	1,326,745	1,196,005	2,611,931	2,360,964

Expenses:
Loss and loss expense incurred	823,898	925,548	1,570,223	1,629,840
Amortization of deferred policy acquisition costs	250,307	226,426	497,741	445,861
Other insurance expenses	122,823	107,773	247,693	223,760
Interest expense	13,256	7,202	22,829	14,383
Corporate expenses	7,556	9,154	25,654	24,652
Total expenses	1,217,840	1,276,103	2,364,140	2,338,496

Income (loss) before federal income tax	108,905	(80,098)	247,791	22,468

Federal income tax expense (benefit):
Current	20,501	(17,622)	54,094	3,791
Deferred	2,461	843	(2,142)	(522)
Total federal income tax expense (benefit)	22,962	(16,779)	51,952	3,269

Net income (loss)	$85,943	(63,319)	$195,839	19,199

Preferred stock dividends	2,300	2,300	4,600	4,600

Net income (loss) available to common stockholders	$83,643	(65,619)	$191,239	14,599

Earnings per common share:
Net income (loss) available to common stockholders - Basic	$1.37	(1.08)	$3.14	0.24

Net income (loss) available to common stockholders - Diluted	$1.36	(1.08)	$3.12	0.24

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2025	2024	2025	2024
Net income (loss)	$85,943	(63,319)	$195,839	19,199

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	33,074	(6,594)	87,789	(18,887)
Unrealized gains (losses) on securities with credit loss recognized in earnings	8,707	(2,927)	18,793	(5,401)
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and losses on intent-to-sell available-for-sale securities	(343)	33	(559)	(28)
Credit loss (benefit) expense	(701)	975	(1,198)	3,068
Total unrealized gains (losses) on investment securities	40,737	(8,513)	104,825	(21,248)

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial loss	689	764	1,378	1,528
Total defined benefit pension and post-retirement plans	689	764	1,378	1,528
Other comprehensive income (loss)	41,426	(7,749)	106,203	(19,720)
Comprehensive income (loss)	$127,369	(71,068)	$302,042	(521)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except share and per share amounts)	2025	2024	2025	2024
Preferred stock:
Beginning of period	$200,000	200,000	$200,000	200,000
Issuance of preferred stock	—	—	—	—
End of period	200,000	200,000	200,000	200,000

Common stock:
Beginning of period	211,673	210,895	211,219	210,447
Dividend reinvestment plan	12	10	24	20
Stock purchase and compensation plans	147	127	589	565
End of period	211,832	211,032	211,832	211,032

Additional paid-in capital:
Beginning of period	571,289	534,327	557,042	522,748
Dividend reinvestment plan	510	484	1,018	972
Stock purchase and compensation plans	8,633	10,452	22,372	21,543
End of period	580,432	545,263	580,432	545,263

Retained earnings:
Beginning of period	3,223,731	3,088,150	3,139,489	3,029,396
Net income (loss)	85,943	(63,319)	195,839	19,199
Dividends to preferred stockholders	(2,300)	(2,300)	(4,600)	(4,600)
Dividends to common stockholders	(23,330)	(21,477)	(46,684)	(42,941)
End of period	3,284,044	3,001,054	3,284,044	3,001,054

Accumulated other comprehensive income (loss):
Beginning of period	(272,068)	(384,972)	(336,845)	(373,001)
Other comprehensive income (loss)	41,426	(7,749)	106,203	(19,720)
End of period	(230,642)	(392,721)	(230,642)	(392,721)

Treasury stock:
Beginning of period	(676,085)	(641,906)	(650,829)	(635,209)
Acquisition of treasury stock - share repurchase authorization	—	—	(19,421)	—
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(202)	(31)	(6,037)	(6,728)
End of period	(676,287)	(641,937)	(676,287)	(641,937)

Total stockholders’ equity	$3,369,379	2,922,691	$3,369,379	2,922,691

Dividends declared per preferred share	$287.50	287.50	$575.00	575.00
Dividends declared per common share	$0.38	0.35	$0.76	0.70

Preferred stock, shares outstanding:
Beginning of period	8,000	8,000	8,000	8,000
Issuance of preferred stock	—	—	—	—
End of period	8,000	8,000	8,000	8,000

Common stock, shares outstanding:
Beginning of period	60,772,988	60,791,439	60,847,896	60,636,437
Dividend reinvestment plan	5,973	5,153	12,180	9,959
Stock purchase and compensation plan	73,561	63,664	294,417	282,928
Acquisition of treasury stock - share repurchase authorization	—	—	(233,611)	—
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(2,969)	(308)	(71,329)	(69,376)
End of period	60,849,553	60,859,948	60,849,553	60,859,948

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months ended June 30,
($ in thousands)	2025	2024
Operating Activities
Net income (loss)	$195,839	19,199

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,733	18,915
Stock-based compensation expense	17,682	16,709
Undistributed gains of equity method investments	(5,725)	(14,572)
Distributions in excess of current year income of equity method investments	8,505	10,377
Net realized and unrealized (gains) losses	(4,401)	338
Loss (gain) on disposal of fixed assets	(72)	321

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	401,112	537,851
Increase in unearned premiums, net of prepaid reinsurance	182,258	251,547
(Increase) decrease in net federal income taxes	(35,020)	(45,257)
Increase in premiums receivable	(194,745)	(266,586)
Increase in deferred policy acquisition costs	(31,087)	(51,655)
Increase in accrued investment income	(10,109)	(5,926)
Increase (decrease) in accrued salaries and benefits	(13,944)	(29,418)
(Increase) decrease in other assets	(4,220)	(22,122)
Increase (decrease) in other liabilities	(70,874)	(39,385)
Net cash provided by (used in) operating activities	450,932	380,336

Investing Activities
Purchases of fixed income securities, held-to-maturity	(2,400)	—
Purchases of fixed income securities, available-for-sale	(1,628,299)	(1,027,136)
Purchases of commercial mortgage loans	(50,785)	(34,281)
Purchases of equity securities	(107,094)	(13,738)
Purchases of alternative investments and other investments	(65,373)	(34,000)
Purchases of short-term investments	(7,173,300)	(3,016,380)
Sales of fixed income securities, available-for-sale	463,280	451,386
Proceeds from commercial mortgage loans	9,188	3,376
Sales of short-term investments	7,151,330	2,908,653
Redemption and maturities of fixed income securities, held-to-maturity	3,224	3,204
Redemption and maturities of fixed income securities, available-for-sale	555,893	415,790
Sales of equity securities	7,125	12,252
Sales of alternative investments	44,567	—
Distributions from alternative investments and other investments	13,416	11,526
Purchases of property and equipment	(20,260)	(13,932)
Net cash provided by (used in) investing activities	(799,488)	(333,280)

Financing Activities
Dividends to preferred stockholders	(4,600)	(4,600)
Dividends to common stockholders	(45,189)	(41,573)
Acquisition of treasury stock	(25,458)	(6,728)
Net proceeds from stock purchase and compensation plans	4,560	4,747
Proceeds from borrowings (net of debt issuance costs of $4.1 million)	395,857	—
Repayments of finance lease obligations	(1,403)	(1,266)
Net cash provided by (used in) financing activities	323,767	(49,420)
Net increase (decrease) in cash and restricted cash	(24,789)	(2,364)
Cash and restricted cash, beginning of period	63,024	13,272
Cash and restricted cash, end of period	$38,235	10,908

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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the second quarters ended June 30, 2025 ("Second Quarter 2025") and June 30, 2024 ("Second Quarter 2024"), and the six-month periods ended June 30, 2025 ("Six Months 2025") and June 30, 2024 ("Six Months 2024"). Our Financial Statements do not include all information and disclosures required by GAAP and the SEC for audited annual financial statements. Because interim period results of operations are not necessarily indicative of full-year results, our Financial Statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report") filed with the SEC.

NOTE 2. Adoption of Accounting Pronouncements
We adopted no accounting pronouncements in Six Months 2025.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires disaggregated disclosure of income statement expenses. This ASU does not change the expense captions on the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. This ASU can be applied prospectively. Retrospective application and early adoption are permitted. As ASU 2024-03 only requires additional disclosure, it will not have a material impact on our financial condition and results of operations.

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Six Months ended June 30,
($ in thousands)	2025	2024
Cash paid (received) during the period for:
Interest	$14,278	14,209
Federal income tax	83,269	46,000

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	5,053	3,884
Operating cash flows from financing leases	139	65
Financing cash flows from finance leases	1,403	1,266

Non-cash items:
Corporate actions related to equity securities[1]	—	29,250
Corporate actions related to fixed income securities, available-for-sale ("AFS")[1]	39,742	10,250
Conversion of AFS fixed income securities to equity securities	736	—
Conversion of commercial mortgage loan ("CML") to alternative investment	3,300	—
Assets acquired under finance lease arrangements	—	5,947
Assets acquired under operating lease arrangements	2,062	10,257
Non-cash purchase of property and equipment	13	9
1Examples of corporate actions include like-kind exchanges, non-cash acquisitions, and stock splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	June 30, 2025	December 31, 2024
Cash	$357	91
Restricted cash	37,878	62,933
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$38,235	63,024

Amounts in restricted cash represent cash received from the National Flood Insurance Program ("NFIP") that can only be used to pay flood claims under the Write Your Own program.

NOTE 4. Investments
(a) Information regarding our AFS securities as of June 30, 2025 and December 31, 2024, were as follows:

June 30, 2025	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$146,074	—	54	(16,687)	129,441
Foreign government	11,520	(21)	35	(1,011)	10,523
Obligations of states and political subdivisions	490,639	(390)	1,271	(32,862)	458,658
Corporate securities	3,356,690	(9,571)	54,889	(87,916)	3,314,092
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS")	2,294,816	(7,230)	27,345	(38,751)	2,276,180
Residential mortgage-backed securities ("RMBS")	2,029,324	(11,422)	10,438	(84,773)	1,943,567
Commercial mortgage-backed securities ("CMBS")	760,455	(99)	3,936	(20,086)	744,206
Total AFS fixed income securities	$9,089,518	(28,733)	97,968	(282,086)	8,876,667

December 31, 2024	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$139,906	—	2	(19,753)	120,155
Foreign government	10,656	(21)	—	(1,333)	9,302
Obligations of states and political subdivisions	483,609	(570)	550	(32,359)	451,230
Corporate securities	3,181,046	(14,924)	25,259	(123,201)	3,068,180
CLO and other ABS	2,065,611	(4,889)	22,116	(49,689)	2,033,149
RMBS	1,812,744	(11,544)	3,880	(112,722)	1,692,358
CMBS	782,506	—	1,478	(31,024)	752,960
Total AFS fixed income securities	$8,476,078	(31,948)	53,285	(370,081)	8,127,334

The following tables provide a roll forward of the allowance for credit losses on our AFS fixed income securities for the indicated periods:

Quarter ended June 30, 2025	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$19	—	—	2	—	—	21
Obligations of states and political subdivisions	419	27	—	(36)	(20)	—	390
Corporate securities	12,616	306	—	(2,979)	(372)	—	9,571
CLO and other ABS	5,499	182	—	1,607	(58)	—	7,230
RMBS	11,342	—	—	185	(105)	—	11,422
CMBS	280	—	—	(181)	—	—	99
Total AFS fixed income securities	$30,175	515	—	(1,402)	(555)	—	28,733

Quarter ended June 30, 2024	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$29	—	—	(3)	—	—	26
Obligations of states and political subdivisions	695	18	—	(74)	—	—	639
Corporate securities	15,442	846	—	(126)	(212)	—	15,950
CLO and other ABS	2,627	271	—	126	(2)	—	3,022
RMBS	11,580	—	—	171	(91)	—	11,660
CMBS	8	—	—	4	—	—	12
Total AFS fixed income securities	$30,381	1,135	—	98	(305)	—	31,309

Six Months ended June 30, 2025	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$21	—	—	—	—	—	21
Obligations of states and political subdivisions	570	32	—	(106)	(106)	—	390
Corporate securities	14,924	935	—	(5,142)	(1,146)	—	9,571
CLO and other ABS	4,889	1,652	—	876	(187)	—	7,230
RMBS	11,544	—	—	138	(260)	—	11,422
CMBS	—	99	—	—	—	—	99
Total AFS fixed income securities	$31,948	2,718	—	(4,234)	(1,699)	—	28,733

Six Months ended June 30, 2024	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$35	—	—	(3)	(6)	—	26
Obligations of states and political subdivisions	669	37	—	(59)	(8)	—	639
Corporate securities	12,999	2,362	—	1,166	(568)	(9)	15,950
CLO and other ABS	2,854	427	—	(255)	(4)	—	3,022
RMBS	11,649	—	—	202	(191)	—	11,660
CMBS	6	2	—	4	—	—	12
Total AFS fixed income securities	$28,212	2,828	—	1,055	(777)	(9)	31,309

During Six Months 2025 and Six Months 2024, we had no write-offs or recoveries of our AFS fixed income securities.

For information on our methodology and significant inputs used to measure expected credit losses, our accounting policy for recognizing write-offs of uncollectible amounts, and our treatment of accrued interest, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report. Accrued interest on AFS securities was $84.1 million as of June 30, 2025, and $74.3 million as of December 31, 2024. We did not record any material write-offs of accrued interest in Six Months 2025 and Six Months 2024.

(b) Quantitative information about unrealized losses on our AFS portfolio follows:

June 30, 2025	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$6,275	(40)	108,474	(16,647)	114,749	(16,687)
Foreign government	—	—	9,592	(1,011)	9,592	(1,011)
Obligations of states and political subdivisions	155,940	(3,377)	219,996	(29,485)	375,936	(32,862)
Corporate securities	243,575	(3,677)	969,247	(84,239)	1,212,822	(87,916)
CLO and other ABS	330,552	(6,239)	504,728	(32,512)	835,280	(38,751)
RMBS	557,024	(10,152)	647,612	(74,621)	1,204,636	(84,773)
CMBS	58,645	(1,928)	368,295	(18,158)	426,940	(20,086)
Total AFS fixed income securities	$1,352,011	(25,413)	2,827,944	(256,673)	4,179,955	(282,086)

December 31, 2024	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$14,708	(70)	105,326	(19,683)	120,034	(19,753)
Foreign government	—	—	9,302	(1,333)	9,302	(1,333)
Obligations of states and political subdivisions	153,996	(3,539)	247,735	(28,820)	401,731	(32,359)
Corporate securities	684,999	(11,699)	1,083,392	(111,502)	1,768,391	(123,201)
CLO and other ABS	349,786	(6,296)	601,057	(43,393)	950,843	(49,689)
RMBS	714,061	(21,206)	677,574	(91,516)	1,391,635	(112,722)
CMBS	184,394	(2,870)	417,472	(28,154)	601,866	(31,024)
Total AFS fixed income securities	$2,101,944	(45,680)	3,141,858	(324,401)	5,243,802	(370,081)

We currently do not intend to sell any of the securities summarized in the tables above, nor do we believe we will be required to sell any of them. The decrease in gross unrealized losses at June 30, 2025, compared to December 31, 2024, was driven by a decrease in benchmark U.S. Treasury rates. Considering these factors and our review of these securities under our credit loss policy as described in Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report, we have concluded that no additional allowance for credit loss is required on these balances beyond the allowance for credit loss recorded as of June 30, 2025. This conclusion reflects our current judgment about the financial position and future prospects of the entities that issued the investment security and underlying collateral.

(c) AFS and held-to-maturity ("HTM") fixed income securities at June 30, 2025, by contractual maturity are shown below. The maturities of RMBS, CMBS, CLO and other ABS securities were calculated using each security's expected maturities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$549,570	135	134
Due after one year through five years	3,627,442	16,082	15,985
Due after five years through 10 years	3,664,357	8,335	8,338
Due after 10 years	1,035,298	—	—
Total fixed income securities	$8,876,667	24,552	24,457

(d) The following table summarizes our alternative investment portfolio by strategy:

	June 30, 2025			December 31, 2024
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss	Carrying Value	Remaining Commitment	Maximum Exposure to Loss
Alternative Investments
Private equity	$325,848	170,686	496,534	346,020	182,355	528,375
Private credit	62,133	99,121	161,254	52,100	99,185	151,285
Real assets	47,014	36,270	83,284	42,776	38,950	81,726
Total alternative investments	$434,995	306,077	741,072	440,896	320,490	761,386

We are contractually committed to make additional investments up to the remaining commitments stated above. We did not provide any non-contractual financial support during 2025 or 2024.

The following table shows gross summarized financial information for our alternative investments portfolio, including the portion we do not own. As the majority of these investments report results to us on a one-quarter lag, the summarized financial statement information is for the 3- and 6-month periods ended March 31:

Income Statement Information	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2025	2024	2025	2024
Net investment income (loss)	$251.4	242.4	$652.1	(103.6)
Realized gains	950.6	1,554.2	1,562.6	3,385.1
Net change in unrealized appreciation (depreciation)	975.9	2,850.2	2,855.3	6,669.2
Net income	$2,177.9	4,646.8	$5,070.0	9,950.7
Alternative investment income included in "Net investment income earned" on our Consolidated Statements of Income	$4.0	10.5	$11.1	17.4

(e) We have pledged certain AFS fixed income securities as collateral related to our borrowing relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). We also had certain securities on deposit with various state and regulatory agencies at June 30, 2025, to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at June 30, 2025:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	24.3	24.3
Obligations of states and political subdivisions	—	—	1.8	1.8
RMBS	65.7	20.9	0.5	87.1
CMBS	0.4	7.3	—	7.7
Total pledged as collateral	$66.1	28.2	26.6	120.9

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than to certain U.S. government agencies, as of June 30, 2025, or December 31, 2024.

(g) The components of pre-tax net investment income earned were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2025	2024	2025	2024
Fixed income securities	$115,733	93,935	$220,815	188,037
CMLs	3,761	3,145	7,376	5,939
Equity securities	4,908	1,877	8,475	6,785
Short-term investments	5,267	4,680	11,500	8,199
Alternative investments	4,004	10,517	11,083	17,398
Other investments	163	118	394	381
Investment expenses	(5,868)	(5,630)	(10,984)	(10,248)
Net investment income earned	$127,968	108,642	$248,659	216,491

The increase in net investment income earned in Second Quarter 2025 and Six Months 2025 compared to the same prior-year periods was primarily driven by active portfolio management, operating cash flow deployment, and net proceeds from the issuance of our 5.90% Senior Notes in the first quarter of 2025. For additional information regarding our 5.90% Senior Notes issuance, see Note 12. "Indebtedness" in Item 1. "Financial Statements" of this Form 10-Q.

(h) The following table summarizes net realized and unrealized investment gains and losses for the periods indicated:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2025	2024	2025	2024
Gross gains on sales	$2,154	4,387	$3,881	6,522
Gross losses on sales	(2,394)	(1,251)	(4,777)	(3,216)
Net realized gains (losses) on disposals	(240)	3,136	(896)	3,306
Net unrealized gains (losses) on equity securities	3,640	(93)	4,690	599
Net credit loss benefit (expense) on fixed income securities, AFS	887	(1,233)	1,516	(3,883)
Net credit loss benefit (expense) on CMLs	(115)	(32)	(150)	136
Losses on securities for which we have the intent to sell	—	(481)	(759)	(496)
Net realized and unrealized investment gains (losses)	$4,172	1,297	$4,401	(338)

Net unrealized gains and losses recognized in income on equity securities, as reflected in the table above, included the following:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2025	2024	2025	2024
Unrealized gains (losses) recognized in income on equity securities:
On securities remaining in our portfolio at end of period	$3,018	2,617	$3,539	2,906
On securities sold in period	622	(2,710)	1,151	(2,307)
Total unrealized gains (losses) recognized in income on equity securities	$3,640	(93)	$4,690	599

NOTE 5. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and fair values of our financial liabilities as of June 30, 2025, and December 31, 2024:

	June 30, 2025		December 31, 2024
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$49,933	56,274	49,931	54,657
5.90% Senior Notes	399,914	408,864	—	—
6.70% Senior Notes	99,603	105,970	99,590	103,057
5.375% Senior Notes	294,682	268,221	294,627	273,464
3.03% borrowings from FHLBI	60,000	59,158	60,000	58,516
Subtotal long-term debt	904,132	898,487	504,148	489,694
Unamortized debt issuance costs	(6,262)		(2,492)
Finance lease obligations	4,879		6,282
Total long-term debt	$902,749		507,938

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at June 30, 2025, and December 31, 2024:

June 30, 2025		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$129,441	38,533	90,908	—
Foreign government	10,523	—	10,523	—
Obligations of states and political subdivisions	458,658	—	451,128	7,530
Corporate securities	3,314,092	—	3,046,271	267,821
CLO and other ABS	2,276,180	—	1,795,143	481,037
RMBS	1,943,567	—	1,943,567	—
CMBS	744,206	—	743,867	339
Total AFS fixed income securities	8,876,667	38,533	8,081,407	756,727
Equity securities:
Common stock[1]	316,224	99,665	—	—
Preferred stock	1,835	1,835	—	—
Total equity securities	318,059	101,500	—	—
Short-term investments	531,441	521,542	9,899	—
Total assets measured at fair value	$9,726,167	661,575	8,091,306	756,727

December 31, 2024		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$120,155	35,518	84,637	—
Foreign government	9,302	—	9,302	—
Obligations of states and political subdivisions	451,230	—	443,804	7,426
Corporate securities	3,068,180	—	2,825,501	242,679
CLO and other ABS	2,033,149	—	1,665,155	367,994
RMBS	1,692,358	—	1,692,358	—
CMBS	752,960	—	752,620	340
Total AFS fixed income securities	8,127,334	35,518	7,473,377	618,439
Equity securities:
Common stock[1]	211,767	41,445	—	808
Preferred stock	1,834	1,834	—	—
Total equity securities	213,601	43,279	—	808
Short-term investments	509,318	474,225	35,093	—
Total assets measured at fair value	$8,850,253	553,022	7,508,470	619,247
1Investments amounting to $216.6 million at June 30, 2025, and $169.5 million at December 31, 2024, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. These investments are not redeemable, and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following tables provide a summary of Level 3 changes in Six Months 2025 and Six Months 2024:

June 30, 2025
($ in thousands)	Obligations of States and Political Subdivisions	Corporate Securities	CLO and Other ABS	RMBS	CMBS	Common Stock	Total
Fair value, December 31, 2024	$7,426	242,679	367,994	—	340	808	619,247
Total net gains (losses) for the period included in:
Other comprehensive income (loss) ("OCI")	59	3,874	228	—	(2)	—	4,159
Net realized and unrealized gains (losses)	117	141	21	—	—	655	934
Net investment income earned	—	23	28	—	5	—	56
Purchases	—	12,684	62,211	—	—	—	74,895
Sales	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(72)	(9,156)	(31,732)	—	(4)	(1,463)	(42,427)
Transfers into Level 3	—	17,576	85,788	—	—	—	103,364
Transfers out of Level 3	—	—	(3,501)	—	—	—	(3,501)
Fair value, June 30, 2025	$7,530	267,821	481,037	—	339	—	756,727

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	117	140	21	—	—	—	278
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	59	3,877	(452)	—	(2)	—	3,482

June 30, 2024
($ in thousands)	Obligation of state and Political Subdivisions	Corporate Securities	CLO and Other ABS	RMBS	CMBS	Common Stock	Total
Fair value, December 31, 2023	$7,834	297,332	245,313	—	356	854	551,689
Total net gains (losses) for the period included in:
OCI	(112)	1,203	969	—	(2)	—	2,058
Net realized and unrealized gains (losses)	—	218	39	—	—	213	470
Net investment income earned	—	(494)	(7)	—	(1)	—	(502)
Purchases	—	5,261	30,119	4,886	—	—	40,266
Sales	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(68)	(7,269)	(4,726)	—	(4)	—	(12,067)
Transfers into Level 3	—	28,896	19,537	—	—	—	48,433
Transfers out of Level 3	—	(31,434)	(27,524)	—	—	—	(58,958)
Fair value, June 30, 2024	$7,654	293,713	263,720	4,886	349	1,067	571,389

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	—	226	39	—	—	213	478
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	(112)	850	969	—	(2)	—	1,705

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements of Level 3 assets at June 30, 2025, and December 31, 2024:

June 30, 2025
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$157,700	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 5.3%	1.7%
CLO and other ABS	294,694	Discounted Cash Flow	Illiquidity Spread	(1.8)% - 19.6%	1.9%
Total internal valuations	452,394
Other[1]	304,333
Total Level 3 securities	$756,727

December 31, 2024
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$147,294	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 5.3%	1.7%
CLO and other ABS	249,506	Discounted Cash Flow	Illiquidity Spread	(0.97)% - 19.6%	1.9%
Total internal valuations	396,800
Other[1]	222,447
Total Level 3 securities	$619,247
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

The following tables provide quantitative information about our financial assets and liabilities that were not measured at fair value, but were disclosed as such at June 30, 2025, and December 31, 2024:

June 30, 2025		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	$24,457	—	24,457	—
Total HTM fixed income securities	24,457	—	24,457	—

CMLs	$266,197	—	—	266,197

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$56,274	—	56,274	—
5.90% Senior Notes	408,864	—	408,864	—
6.70% Senior Notes	105,970	—	105,970	—
5.375% Senior Notes	268,221	—	268,221	—
3.03% borrowings from FHLBI	59,158	—	59,158	—
Total long-term debt	$898,487	—	898,487	—

December 31, 2024		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	$24,735	—	24,735	—
Total HTM fixed income securities	24,735	—	24,735	—

CMLs	$224,842	—	—	224,842

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$54,657	—	54,657	—
6.70% Senior Notes	103,057	—	103,057	—
5.375% Senior Notes	273,464	—	273,464	—
3.03% borrowings from FHLBI	58,516	—	58,516	—
Total long-term debt	$489,694	—	489,694	—

NOTE 6. Allowance for Credit Losses on Premiums Receivable
The following table provides a roll forward of the allowance for credit losses on our premiums receivable balance for the indicated periods:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2025	2024	2025	2024
Balance at beginning of period	$21,600	20,000	$20,400	18,900
Current period change for expected credit losses	1,933	2,488	5,799	4,272
Write-offs charged against the allowance for credit losses	(2,314)	(1,720)	(5,203)	(2,776)
Recoveries	581	332	804	704
Allowance for credit losses, end of period	$21,800	21,100	$21,800	21,100

For a discussion of the methodology used to evaluate our estimate of expected credit losses on premiums receivable, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report.

NOTE 7. Reinsurance
We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. The following tables provide (i) a disaggregation of our reinsurance recoverable balance by financial strength rating and (ii) an aging analysis of our past due reinsurance recoverable balances as of June 30, 2025, and December 31, 2024:

	June 30, 2025
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$116,797	1,057	117,854
A+	499,487	4,408	503,895
A	122,212	1,066	123,278
A-	6,342	243	6,585
Total rated reinsurers	744,838	6,774	751,612

Non-rated reinsurers
Federal and state pools	122,503	—	122,503
Other than federal and state pools	9,269	4	9,273
Total non-rated reinsurers	131,772	4	131,776

Total reinsurance recoverable, gross	$876,610	6,778	883,388
Less: allowance for credit losses			(2,000)
Total reinsurance recoverable, net			881,388

	December 31, 2024
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$111,481	225	111,706
A+	483,317	5,205	488,522
A	131,087	819	131,906
A-	5,421	149	5,570
Total rated reinsurers	731,306	6,398	737,704

Non-rated reinsurers
Federal and state pools	318,785	—	318,785
Other than federal and state pools	6,647	9	6,656
Total non-rated reinsurers	325,432	9	325,441

Total reinsurance recoverable, gross	$1,056,738	6,407	1,063,145
Less: allowance for credit losses			(2,000)
Total reinsurance recoverable, net			1,061,145

The $196.3 million decrease in "Federal and state pools" as of June 30, 2025, compared to December 31, 2024, primarily relates to claim payments on Hurricane Helene losses reserved for at December 31, 2024. These losses relate to our participation in the NFIP Write Your Own Program, and are 100% ceded to the NFIP.

The following table provides a roll forward of the allowance for credit losses on our reinsurance recoverable balance for the periods indicated:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2025	2024	2025	2024
Balance at beginning of period	$2,000	1,700	$2,000	1,700
Current period change for expected credit losses	—	—	—	—
Write-offs charged against the allowance for credit losses	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses, end of period	$2,000	1,700	$2,000	1,700

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

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2025	2024	2025	2024
Premiums written:
Direct	$1,490,805	1,399,738	$2,913,656	2,715,649
Assumed	5,441	6,413	11,418	12,398
Ceded	(207,617)	(180,050)	(396,002)	(345,325)
Net	1,288,629	1,226,101	2,529,072	2,382,722
Premiums earned:
Direct	1,373,080	1,242,696	2,713,526	2,448,064
Assumed	5,922	5,779	12,073	11,970
Ceded	(190,945)	(168,244)	(378,785)	(328,859)
Net	1,188,057	1,080,231	2,346,814	2,131,175
Loss and loss expense incurred:
Direct	929,929	1,009,819	1,760,601	1,763,386
Assumed	5,137	5,058	10,635	11,039
Ceded	(111,168)	(89,329)	(201,013)	(144,585)
Net	$823,898	925,548	$1,570,223	1,629,840

NOTE 8. Reserve for Loss and Loss Expense
The table below provides a roll forward of the reserve for loss and loss expense for beginning and ending reserve balances:

	Six Months ended June 30,
($ in thousands)	2025	2024
Gross reserve for loss and loss expense, at beginning of period	$6,589,801	5,336,911
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of period	1,022,245	618,601
Net reserve for loss and loss expense, at beginning of period	5,567,556	4,718,310
Incurred loss and loss expense for claims occurring in the:
Current year	1,535,575	1,442,719
Prior years	34,648	187,121
Total incurred loss and loss expense	1,570,223	1,629,840
Paid loss and loss expense for claims occurring in the:
Current year	320,366	347,501
Prior years	865,344	753,658
Total paid loss and loss expense	1,185,710	1,101,159
Net reserve for loss and loss expense, at end of period	5,952,069	5,246,991
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	859,087	656,534
Gross reserve for loss and loss expense, at end of period	$6,811,156	5,903,525

Prior year reserve development in Six Months 2025 was unfavorable by $34.6 million, consisting of $50.0 million of unfavorable casualty reserve development, partially offset by $15.4 million of favorable property reserve development. Our Standard Commercial Lines segment drove the unfavorable casualty reserve development consisting of (i) $25.0 million in our commercial automobile line of business, related to increased severities primarily in accident years 2022 through 2024 and (ii) $20.0 million in our general liability line of business, driven by higher severities primarily in accident years 2022 and 2023. We also had unfavorable development of $5.0 million in our personal automobile line of business, primarily related to increased severities in accident year 2024.

Prior year reserve development in Six Months 2024 was unfavorable by $187.1 million, consisting of $211.0 million of unfavorable casualty reserve development, partially offset by $23.9 million of favorable property reserve development. Our Standard Commercial Lines segment drove the unfavorable casualty reserve development consisting of (i) $216.0 million in our general liability line of business, primarily driven by increased severities in accident years 2020 through 2023, (ii) $10.0 million in our commercial automobile line of business, partially offset by (iii) $15.0 million of favorable casualty reserve development in our workers compensation line of business.

Additionally in Six Months 2024, in our Standard Personal Lines segment, we had unfavorable casualty reserve development of $5.0 million in our personal automobile line of business, offset by favorable development of $5.0 million in our homeowners line of business.

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

(a) The following table presents revenues by segments and a reconciliation to consolidated revenue.

Revenue by Segment	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2025	2024	2025	2024
Standard Commercial Lines:
Net premiums earned:
General liability	$305,843	280,097	$600,530	553,512
Commercial automobile	288,759	260,652	572,344	512,372
Commercial property	191,027	168,511	377,557	330,064
Workers compensation	82,024	82,316	161,060	170,093
Businessowners' policies	48,416	41,641	95,309	81,562
Bonds	13,255	12,468	26,513	24,556
Other	8,311	7,808	16,532	15,444
Miscellaneous income	5,920	5,214	10,780	12,348
Total Standard Commercial Lines revenue	943,555	858,707	1,860,625	1,699,951
Standard Personal Lines:
Net premiums earned:
Personal automobile	51,287	57,544	104,255	114,504
Homeowners	48,312	46,055	96,255	90,168
Other	2,778	2,822	5,522	5,595
Miscellaneous income	577	594	1,148	1,235
Total Standard Personal Lines revenue	102,954	107,015	207,180	211,502
E&S Lines:
Net premiums earned:
Casualty lines	87,400	73,887	172,519	145,525
Property lines	60,645	46,430	118,418	87,780
Miscellaneous income	51	27	129	53
Total E&S Lines revenue	148,096	120,344	291,066	233,358
Investments:
Net investment income earned	127,968	108,642	248,659	216,491
Net realized and unrealized investment gains (losses)	4,172	1,297	4,401	(338)
Total Investments revenue	132,140	109,939	253,060	216,153
Total revenues	$1,326,745	1,196,005	$2,611,931	2,360,964

(b) The following tables present information about our segments' pre- and after-tax income, significant expenses, and reconciliations to consolidated results for the periods indicated.

Quarter Ended June 30, 2025	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
($ in thousands)
Total segment revenues	$943,555	102,954	148,096	1,194,605	132,140	1,326,745

Loss and loss expense incurred:
Net catastrophe losses	50,881	14,591	14,460	79,932	—	79,932
Non-catastrophe property loss and loss expense	131,883	28,271	13,085	173,239	—	173,239
(Favorable)/unfavorable prior year casualty reserve development	45,000	—	—	45,000	—	45,000
Current year casualty loss costs	439,002	27,115	59,610	525,727	—	525,727
Total loss and loss expense incurred	666,766	69,977	87,155	823,898	—	823,898
Net underwriting expenses incurred:
Commissions to distribution partners	173,406	6,522	33,769	213,697	—	213,697
Salaries and employee benefits	78,667	8,805	7,498	94,970	—	94,970
Other segment expenses	49,709	9,100	4,503	63,312	—	63,312
Total net underwriting expenses incurred	301,782	24,427	45,770	371,979	—	371,979
Dividends to policyholders	1,151	—	—	1,151	—	1,151

Segment income (loss), before federal income tax	(26,144)	8,550	15,171	(2,423)	132,140	129,717
Federal income tax (expense) benefit				509	(27,423)	(26,914)
Segment income (loss), after federal income tax				(1,914)	104,717	102,803

Reconciliation of segment income (loss) to consolidated income before and after federal income tax
Total segment income (loss)						129,717
Interest expense						(13,256)
Corporate expenses						(7,556)
Income before federal income tax						108,905
Federal income tax (expense) benefit on segment income (loss)						(26,914)
Federal income tax (expense) benefit on interest and corporate expenses						3,952
Total federal income tax (expense) benefit						(22,962)
Net income						85,943
Preferred stock dividends						(2,300)
Net income available to common stockholders						83,643

Quarter Ended June 30, 2024	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
($ in thousands)
Total segment revenues	$858,707	107,015	120,344	1,086,066	109,939	1,196,005

Loss and loss expense incurred:
Net catastrophe losses	50,858	25,396	14,280	90,534	—	90,534
Non-catastrophe property loss and loss expense	124,505	45,350	15,633	185,488	—	185,488
(Favorable)/unfavorable prior year casualty reserve development	176,000	—	—	176,000	—	176,000
Current year casualty loss costs	396,591	30,694	46,241	473,526	—	473,526
Total loss and loss expense incurred	747,954	101,440	76,154	925,548	—	925,548
Net underwriting expenses incurred:
Commissions to distribution partners	157,351	8,124	26,870	192,345		192,345
Salaries and employee benefits	69,070	8,644	6,533	84,247		84,247
Other segment expenses	44,159	8,108	4,286	56,553		56,553
Total net underwriting expenses incurred	270,580	24,876	37,689	333,145	—	333,145
Dividends to policyholders	1,054	—	—	1,054		1,054

Segment income (loss), before federal income tax	(160,881)	(19,301)	6,501	(173,681)	109,939	(63,742)
Federal income tax (expense) benefit				36,473	(22,652)	13,821
Segment income (loss), after federal income tax				(137,208)	87,287	(49,921)

Reconciliation of segment income (loss) to consolidated income before and after federal income tax
Total segment income (loss)						(63,742)
Interest expense						(7,202)
Corporate expenses						(9,154)
Income before federal income tax						(80,098)
Federal income tax (expense) benefit on segment income (loss)						13,821
Federal income tax (expense) benefit on interest and corporate expenses						2,958
Total federal income tax (expense) benefit						16,779
Net income						(63,319)
Preferred stock dividends						(2,300)
Net income available to common stockholders						(65,619)

Six Months ended June 30, 2025
($ in thousands)	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
Total segment revenues	$1,860,625	207,180	291,066	2,358,871	253,060	2,611,931

Loss and loss expense incurred:
Net catastrophe losses	70,692	21,704	30,893	123,289	—	123,289
Non-catastrophe property loss and loss expense	260,675	64,759	26,501	351,935	—	351,935
(Favorable)/unfavorable prior year casualty reserve development	45,000	5,000	—	50,000	—	50,000
Current year casualty loss costs	872,065	55,183	117,751	1,044,999	—	1,044,999
Total loss and loss expense incurred	1,248,432	146,646	175,145	1,570,223	—	1,570,223
Net underwriting expenses incurred:
Commissions to distribution partners	343,578	13,873	66,475	423,926	—	423,926
Salaries and employee benefits	158,258	17,400	15,093	190,751	—	190,751
Other segment expenses	101,449	18,674	8,500	128,623	—	128,623
Total net underwriting expenses incurred	603,285	49,947	90,068	743,300	—	743,300
Dividends to policyholders	2,134	—	—	2,134	—	2,134

Segment income (loss), before federal income tax	6,774	10,587	25,853	43,214	253,060	296,274
Federal income tax (expense) benefit				(9,075)	(52,541)	(61,616)
Segment income (loss), after federal income tax				34,139	200,519	234,658

Reconciliation of segment income (loss) to consolidated income before and after federal income tax
Total segment income (loss)						296,274
Interest expense						(22,829)
Corporate expenses						(25,654)
Income before federal income tax						247,791
Federal income tax (expense) benefit on segment income (loss)						(61,616)
Federal income tax (expense) benefit on interest and corporate expenses						9,664
Total federal income tax (expense) benefit						(51,952)
Net income						195,839
Preferred stock dividends						(4,600)
Net income available to common stockholders						191,239

Six Months ended June 30, 2024
($ in thousands)	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
Total segment revenues	$1,699,951	211,502	233,358	2,144,811	216,153	2,360,964

Loss and loss expense incurred:
Net catastrophe losses	89,353	37,241	19,182	145,776	—	145,776
Non-catastrophe property loss and loss expense	239,546	87,228	29,886	356,660	—	356,660
(Favorable)/unfavorable prior year casualty reserve development	211,000	—	—	211,000	—	211,000
Current year casualty loss costs	763,888	61,315	91,201	916,404	—	916,404
Total loss and loss expense incurred	1,303,787	185,784	140,269	1,629,840	—	1,629,840
Net underwriting expenses incurred:
Commissions to distribution partners	311,321	15,623	52,011	378,955	—	378,955
Salaries and employee benefits	141,344	18,083	12,298	171,725	—	171,725
Other segment expenses	89,691	16,648	8,294	114,633	—	114,633
Total net underwriting expenses incurred	542,356	50,354	72,603	665,313	—	665,313
Dividends to policyholders	4,308	—	—	4,308	—	4,308

Segment income (loss), before federal income tax	(150,500)	(24,636)	20,486	(154,650)	216,153	61,503
Federal income tax (expense) benefit				32,476	(44,518)	(12,042)
Segment income (loss), after federal income tax				(122,174)	171,635	49,461

Reconciliation of segment income (loss) to consolidated income before and after federal income tax
Total segment income (loss)						61,503
Interest expense						(14,383)
Corporate expenses						(24,652)
Income before federal income tax						22,468
Federal income tax (expense) benefit on segment income (loss)						(12,042)
Federal income tax (expense) benefit on interest and corporate expenses						8,773
Total federal income tax (expense) benefit						(3,269)
Net income						19,199
Preferred stock dividends						(4,600)
Net income available to common stockholders						14,599
The "Other segment expenses" primarily consist of (i) fees paid for licenses, (ii) depreciation expense, and (iii) general overhead items to operate our business operations, including travel, postage, telephone, and utility expenses. "Loss and loss expense incurred" includes a portion of salaries and employee benefits related to claims personnel.

(c) The following tables present reconciliations of our segments' ROE contributions and combined ratios to consolidated results.

ROE	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Standard Commercial Lines segment	(2.6)%	(18.4)	0.4%	(8.6)
Standard Personal Lines segment	0.9	(2.2)	0.5	(1.4)
E&S Lines segment	1.5	0.7	1.3	1.2
Total insurance operations	(0.2)	(19.9)	2.2	(8.8)

Net investment income earned	13.0	12.5	12.9	12.5
Net realized and unrealized investment gains (losses)	0.4	0.1	0.2	—
Total investments segment	13.4	12.6	13.1	12.5

Other	(2.5)	(2.2)	(2.8)	(2.6)
ROE	10.7	(9.5)	12.5	1.1

Combined Ratio	Quarter ended June 30,				Six Months ended June 30,
	2025		2024		2025		2024
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Standard Commercial Lines:
Net premiums earned	$937,635		853,493		$1,849,845		1,687,603
Loss and loss expense incurred	666,766	71.1%	747,954	87.6	1,248,432	67.5%	1,303,787	77.2
Net underwriting expenses incurred[1]	295,862	31.6	265,366	31.1	592,505	32.0	530,008	31.4
Dividends to policyholders	1,151	0.1	1,054	0.1	2,134	0.1	4,308	0.3
Underwriting income (loss)	(26,144)	102.8	(160,881)	118.8	6,774	99.6	(150,500)	108.9

Standard Personal Lines:
Net premiums earned	102,377		106,421		206,032		210,267
Loss and loss expense incurred	69,977	68.3	101,440	95.3	146,646	71.2	185,784	88.3
Net underwriting expenses incurred[1]	23,850	23.3	24,282	22.8	48,799	23.7	49,119	23.4
Underwriting income (loss)	8,550	91.6	(19,301)	118.1	10,587	94.9	(24,636)	111.7

E&S Lines:
Net premiums earned	148,045		120,317		290,937		233,305
Loss and loss expense incurred	87,155	58.9	76,154	63.3	175,145	60.2	140,269	60.1
Net underwriting expenses incurred[1]	45,719	30.9	37,662	31.3	89,939	30.9	72,550	31.1
Underwriting income (loss)	15,171	89.8	6,501	94.6	25,853	91.1	20,486	91.2

Total Insurance Operations:
Net premiums earned	1,188,057		1,080,231		2,346,814		2,131,175
Loss and loss expense incurred	823,898	69.3	925,548	85.7	1,570,223	66.9	1,629,840	76.5
Net underwriting expenses incurred[1]	365,431	30.8	327,310	30.3	731,243	31.2	651,677	30.6
Dividends to policyholders	1,151	0.1	1,054	0.1	2,134	0.1	4,308	0.2
Underwriting income (loss)	(2,423)	100.2	(173,681)	116.1	43,214	98.2	(154,650)	107.3
1"Net underwriting expenses incurred" includes "Other income" allocated to each reportable segment.

NOTE 10. Retirement Plans
The primary pension plan for our employees is the Retirement Income Plan for Selective Insurance Company of America (the "Pension Plan"). The Pension Plan is closed to new entrants, and its benefits ceased accruing after March 31, 2016. For more information about Selective Insurance Company of America's ("SICA") retirement plans, see Note 15. "Retirement Plans" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report.

The following tables provide information about the Pension Plan:

	Pension Plan
	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2025	2024	2025	2024
Net Periodic Pension Cost (Benefit):
Interest cost	$3,973	3,888	$7,946	7,776
Expected return on plan assets	(5,339)	(5,383)	(10,678)	(10,765)
Amortization of unrecognized net actuarial loss	868	955	1,736	1,910
Total net periodic pension cost (benefit)[1]	$(498)	(540)	$(996)	(1,079)
1The components of net periodic pension cost (benefit) are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	Six Months ended June 30
	2025	2024
Weighted-Average Expense Assumptions:
Discount rate	5.69%	5.02%
Effective interest rate for calculation of interest cost	5.42	4.91
Expected return on plan assets	6.60	6.40

NOTE 11. Comprehensive Income (Loss)
The components of comprehensive income (loss), both gross and net of tax, for Second Quarter 2025 and Six Months 2025 and Second Quarter 2024 and Six Months 2024 were as follows:

Second Quarter 2025
($ in thousands)	Gross	Tax	Net
Net income (loss)	$108,905	22,962	85,943
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	41,864	8,790	33,074
Unrealized gains (losses) on securities with credit loss recognized in earnings	11,022	2,315	8,707
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	(434)	(91)	(343)
Credit loss (benefit) expense	(887)	(186)	(701)
Total unrealized gains (losses) on investment securities	51,565	10,828	40,737
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	873	184	689
Total defined benefit pension and post-retirement plans	873	184	689
Other comprehensive income (loss)	52,438	11,012	41,426
Comprehensive income (loss)	$161,343	33,974	127,369

Second Quarter 2024
($ in thousands)	Gross	Tax	Net
Net income (loss)	$(80,098)	(16,779)	(63,319)
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	(8,347)	(1,753)	(6,594)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(3,705)	(778)	(2,927)
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	43	10	33
Credit loss (benefit) expense	1,233	258	975
Total unrealized gains (losses) on investment securities	(10,776)	(2,263)	(8,513)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	967	203	764
Total defined benefit pension and post-retirement plans	967	203	764
Other comprehensive income (loss)	(9,809)	(2,060)	(7,749)
Comprehensive income (loss)	$(89,907)	(18,839)	(71,068)

Six Months 2025
($ in thousands)	Gross	Tax	Net
Net income (loss)	$247,791	51,952	195,839
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	111,124	23,335	87,789
Unrealized gains (losses) on securities with credit loss recognized in earnings	23,788	4,995	18,793
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	(708)	(149)	(559)
Credit loss (benefit) expense	(1,516)	(318)	(1,198)
Total unrealized gains (losses) on investment securities	132,688	27,863	104,825
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	1,745	367	1,378
Total defined benefit pension and post-retirement plans	1,745	367	1,378
Other comprehensive income (loss)	134,433	28,230	106,203
Comprehensive income (loss)	$382,224	80,182	302,042

Six Months 2024
($ in thousands)	Gross	Tax	Net
Net income (loss)	$22,468	3,269	19,199
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	(23,907)	(5,020)	(18,887)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(6,837)	(1,436)	(5,401)
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	(35)	(7)	(28)
Credit loss (benefit) expense	3,883	815	3,068
Total unrealized gains (losses) on investment securities	(26,896)	(5,648)	(21,248)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	1,934	406	1,528
Total defined benefit pension and post-retirement plans	1,934	406	1,528
Other comprehensive income (loss)	(24,962)	(5,242)	(19,720)
Comprehensive income (loss)	$(2,494)	(1,973)	(521)

The following table shows each component of accumulated other comprehensive income (loss) ("AOCI") (net of taxes), including balances and changes, as of June 30, 2025:

June 30, 2025	Net Unrealized Gains (Losses) on Investment Securities			Defined Benefit Pension and Post-Retirement Plans	Total AOCI
($ in thousands)	Credit Loss Related[1]	All Other	Investments Subtotal
Balance, December 31, 2024	$(72,206)	(178,057)	(250,263)	(86,582)	(336,845)
OCI before reclassifications	18,793	87,789	106,582	—	106,582
Amounts reclassified from AOCI	(1,198)	(559)	(1,757)	1,378	(379)
Net current period OCI	17,595	87,230	104,825	1,378	106,203
Balance, June 30, 2025	$(54,611)	(90,827)	(145,438)	(85,204)	(230,642)
1Represents change in unrealized gains (losses) on securities with credit loss recognized in earnings.

The reclassifications out of AOCI were as follows:

	Quarter ended June 30,		Six Months ended June 30,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2025	2024	2025	2024
Net realized (gains) losses on disposals and intent-to-sell AFS securities
Net realized (gains) losses	$(434)	43	$(708)	(35)	Net realized and unrealized investment gains (losses)
Tax (benefit) expense	91	(10)	149	7	Total federal income tax expense (benefit)
Net of taxes	(343)	33	(559)	(28)	Net income (loss)
Credit loss related
Credit loss (benefit) expense	(887)	1,233	(1,516)	3,883	Net realized and unrealized investment gains (losses)
Tax (benefit) expense	186	(258)	318	(815)	Total federal income tax expense (benefit)
Net of taxes	(701)	975	(1,198)	3,068	Net income (loss)
Defined benefit pension and post-retirement life plans
Net actuarial loss	200	223	401	445	Loss and loss expense incurred
Net actuarial loss	673	744	1,344	1,489	Other insurance expenses
Total	873	967	1,745	1,934	Income (loss) before federal income tax
Tax (benefit) expense	(184)	(203)	(367)	(406)	Total federal income tax expense (benefit)
Net of taxes	689	764	1,378	1,528	Net income (loss)
Total reclassifications for the period	$(355)	1,772	$(379)	4,568	Net income (loss)

NOTE 12. Indebtedness
The table below provides a summary of our outstanding debt at June 30, 2025, and December 31, 2024:

Outstanding Debt	Issuance Date	Maturity Date	Interest Rate	Original Amount	2025		Carry Value
($ in thousands)					Unamortized Issuance Costs	Debt Discount	June 30, 2025	December 31, 2024
Long-term
FHLBI	12/16/2016	12/16/2026	3.03%	60,000	—	—	60,000	60,000
Senior Notes	11/16/2004	11/15/2034	7.25%	50,000	92	67	49,841	49,831
Senior Notes	2/20/2025	4/15/2035	5.90%	400,000	3,871	86	396,043	—
Senior Notes	11/3/2005	11/1/2035	6.70%	100,000	187	397	99,416	99,391
Senior Notes	3/1/2019	3/1/2049	5.375%	300,000	2,112	5,318	292,570	292,434

Finance lease obligations							4,879	6,282
Total long-term debt					6,262	5,868	902,749	507,938

Short-Term Debt Activity
On June 30, 2025, the Parent entered into a Credit Agreement (the "Line of Credit") with the lenders named therein (the "Lenders") and Wells Fargo Bank, National Association, as administrative agent. Under the Line of Credit, the Lenders have agreed to provide the Parent with a $100 million revolving credit facility that can be increased to $200 million with the Lenders' consent. The Line of Credit will mature on June 30, 2028, and has a variable interest rate based on the Parent’s debt ratings. The Parent, as borrower, was a party to a credit agreement dated November 7, 2022, for a $50 million revolving credit facility, which could be increased to $125 million with the consent of the lenders (the "Prior Credit Agreement"). The Prior Credit Agreement was scheduled to mature on November 7, 2025. The Parent terminated the Prior Credit Agreement in conjunction with entering into the Line of Credit. The termination of the Prior Credit Agreement did not result in any penalties to the Parent. There were no borrowings under the Line of Credit or the Prior Credit Agreement during Six Months 2025.

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
The table below outlines information regarding certain covenants in the Line of Credit:

	Required as of		Actual as of
	June 30, 2025		June 30, 2025
Consolidated net worth[1]	Not less than	$2.3 billion	$3.6 billion
Debt to total capitalization ratio[1]	Not to exceed	35%	20.0%
1Calculated in accordance with the Line of Credit.

In addition to the above requirements, the Line of Credit contains a cross-default provision that provides that the Line of Credit will be in default if we fail to comply with any condition, covenant, or agreement (including payment of principal and interest when due on any debt with an aggregate principal amount of at least $30 million) that causes or permits the acceleration of principal. The Line of Credit also limits borrowings from the FHLBI and the FHLBNY to 10% of the respective member company's admitted assets for the previous year.

Long-Term Debt Activity
In the first quarter of 2025, we issued $400 million of 5.90% Senior Notes due 2035 at a discount of $0.1 million, resulting in $395.9 million of net proceeds after debt issuance costs of approximately $4.1 million. The 5.90% Senior Notes will pay interest on April 15 and October 15 of each year, beginning on October 15, 2025. The proceeds from this debt issuance are being used for general corporate purposes, including supporting organic growth.

For additional information on our indebtedness and debt covenants, see Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report.

NOTE 13. Equity
On December 2, 2020, we announced that our Board of Directors authorized a $100 million share repurchase program, with no set expiration or termination date. Our repurchase program does not obligate us to acquire any particular common stock amount. The program grants management discretion to determine the timing and amount of any share repurchases under the authorization based on market conditions and other considerations. In Six Months 2025, we repurchased 233,611 shares of our common stock under the program for $19.4 million, including commissions. All repurchases were completed in the first quarter of 2025, and we had $56.1 million of remaining program capacity as of June 30, 2025.

NOTE 14. Earnings per Common Share
The following table presents the calculations of earnings per common share ("EPS") on a basic and diluted basis:

	Quarter ended June 30,		Six Months ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net income (loss) available to common stockholders:	$83,643	(65,619)	$191,239	14,599

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	60,844	60,897	60,855	60,862
Effect of dilutive securities - stock compensation plans	439	—	421	382
Weighted average common shares outstanding - diluted	61,283	60,897	61,276	61,244

EPS:
Basic	$1.37	(1.08)	$3.14	0.24
Diluted	1.36	(1.08)	3.12	0.24

NOTE 15. Litigation
As of June 30, 2025, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

NOTE 16. Subsequent Events
On July 4, 2025, the One Big Beautiful Bill Act (the "Act") became law. The legislation extends and modifies multiple tax provisions, some affecting our taxes in current and future years. By rule, we must reflect tax changes in the enactment period, which was July 2025. Accordingly, we are currently analyzing the Act's impact, including provisions that allow 100% bonus depreciation and full expensing of domestic research and development expenses.

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

We write our Standard Commercial and Standard Personal Lines products and services through nine of our insurance subsidiaries, some of which participate in the federal government's National Flood Insurance Program's ("NFIP") Write Your Own Program. We write our E&S products through another subsidiary, Mesa Underwriters Specialty Insurance Company, a nationally authorized non-admitted carrier for customers who generally cannot obtain coverage in the standard marketplace. Collectively, we refer to our ten insurance subsidiaries as the "Insurance Subsidiaries."

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

In the MD&A, we will discuss and analyze the following:

•Critical Accounting Policies and Estimates;
•Financial Highlights of Results for the second quarters ended June 30, 2025 ("Second Quarter 2025") and June 30, 2024 ("Second Quarter 2024"); and the six-month periods ended June 30, 2025 ("Six Months 2025") and June 30, 2024 ("Six Months 2024")
•Results of Operations and Related Information by Segment;
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

Financial Highlights of Results for Second Quarter and Six Months 2025 and Second Quarter and Six Months 20241

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ and shares in thousands, except per share amounts)	2025	2024			2025	2024
Financial Data:
Revenues	$1,326,745	1,196,005	11%		$2,611,931	2,360,964	11%
After-tax net investment income	101,421	86,262	18		197,042	171,902	15
After-tax underwriting income (loss)	(1,914)	(137,208)	(99)		34,139	(122,174)	(128)
Net income (loss) before federal income tax	108,905	(80,098)	(236)		247,791	22,468	1,003
Net income (loss)	85,943	(63,319)	(236)		195,839	19,199	920
Net income (loss) available to common stockholders	83,643	(65,619)	(227)		191,239	14,599	1,210

Key Metrics:
Combined ratio	100.2%	116.1	(15.9)	pts	98.2%	107.3	(9.1)	pts
Invested assets per dollar of common stockholders' equity	$3.33	3.31	1%		$3.33	3.31	1%
Annualized after-tax yield on investment portfolio	3.9%	3.9	—	pts	3.9%	3.9	—	pts
Return on common equity ("ROE")	10.7	(9.5)	20.2		12.5	1.1	11.4
Net premiums written ("NPW") to statutory surplus	$1.45	1.64	(12)%		1.45	1.64	(12)%

Per Common Share Amounts:
Diluted net income (loss) per share	$1.36	(1.08)	(226)%		$3.12	0.24	1,200%
Book value per share	52.09	44.74	16		52.09	44.74	16
Dividends declared per share to common stockholders	0.38	0.35	9		0.76	0.70	9

Non-GAAP Information:
Non-GAAP operating income (loss)[2]	$80,348	(66,644)	(221)%		$187,762	14,866	1,163%
Non-GAAP operating income (loss) per diluted common share[2]	1.31	(1.10)	(219)		3.06	0.24	1,175
Non-GAAP operating ROE[2]	10.3%	(9.6)	19.9	pts	12.3%	1.1	11.2	pts
Adjusted book value per common share[2]	$54.48	49.67	10%		$54.48	49.67	10%
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

The tables below provide reconciliations of our GAAP to non-GAAP measures:

Reconciliation of net income (loss) available to common stockholders to non-GAAP operating income (loss)	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2025	2024	2025	2024
Net income (loss) available to common stockholders	$83,643	(65,619)	$191,239	14,599
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	(4,172)	(1,297)	(4,401)	338
Tax on reconciling items	877	272	924	(71)
Non-GAAP operating income (loss)	$80,348	(66,644)	$187,762	$14,866

Reconciliation of net income (loss) available to common stockholders per diluted common share to non-GAAP operating income (loss) per diluted common share	Quarter ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024
Net income (loss) available to common stockholders per diluted common share	$1.36	(1.08)	$3.12	0.24
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	(0.07)	(0.02)	(0.07)	—
Tax on reconciling items	0.02	—	0.01	—
Non-GAAP operating income (loss) per diluted common share	$1.31	(1.10)	$3.06	0.24

Reconciliation of ROE to non-GAAP operating ROE	Quarter ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024
ROE	10.7%	(9.5)	12.5%	1.1
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	(0.5)	(0.2)	(0.3)	—
Tax on reconciling items	0.1	0.1	0.1	—
Non-GAAP operating ROE	10.3%	(9.6)	12.3%	1.1

Reconciliation of book value per common share to adjusted book value per common share	Quarter ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024
Book value per common share	$52.09	44.74	$52.09	44.74
Total unrealized investment (gains) losses included in accumulated other comprehensive income (loss), before tax	3.03	6.25	3.03	6.25
Tax on reconciling items	(0.64)	(1.32)	(0.64)	(1.32)
Adjusted book value per common share	$54.48	49.67	$54.48	49.67

The following table depicts the components of ROE and non-GAAP operating ROE:

ROE and non-GAAP operating ROE Components	Quarter ended June 30,		Change Points	Six Months ended June 30,		Change Points
	2025	2024		2025	2024
Standard Commercial Lines Segment	(2.6)%	(18.4)	15.8	0.4%	(8.6)	9.0
Standard Personal Lines Segment	0.9	(2.2)	3.1	0.5	(1.4)	1.9
E&S Lines Segment	1.5	0.7	0.8	1.3	1.2	0.1
Total insurance operations	(0.2)	(19.9)	19.7	2.2	(8.8)	11.0

Net investment income earned	13.0	12.5	0.5	12.9	12.5	0.4
Net realized and unrealized investment gains (losses)	0.4	0.1	0.3	0.2	—	0.2
Total investments segment	13.4	12.6	0.8	13.1	12.5	0.6

Other	(2.5)	(2.2)	(0.3)	(2.8)	(2.6)	(0.2)

ROE	10.7	(9.5)	20.2	12.5	1.1	11.4
Net realized and unrealized investment (gains) losses, after tax	(0.4)	(0.1)	(0.3)	(0.2)	—	(0.2)
Non-GAAP operating ROE	10.3	(9.6)	19.9	12.3	1.1	11.2

In Second Quarter 2025, we delivered an ROE of 10.7% and a non-GAAP operating ROE of 10.3%, driven by strong investment income, which was 18% higher compared to Second Quarter 2024. ROE improved 20.2 points and non-GAAP operating ROE improved by 19.9 points in Second Quarter 2025 compared to Second Quarter 2024. Our overall combined ratio of 100.2% for Second Quarter 2025, which was 15.9 points better than the 116.1% in Second Quarter 2024, drove the higher ROE contributions from each insurance segment. Underwriting results were impacted by unfavorable prior year casualty reserve development, with $45 million in Second Quarter 2025 compared to $176 million in Second Quarter 2024. Higher paid loss emergence, which we largely attribute to the continued impacts of social inflation, drove the unfavorable development in both years.

In Six Months 2025, our ROE was 12.5% and our non-GAAP operating ROE was 12.3%, exceeding our 12% target. The improvement from Six Months 2024 was driven by after-tax underwriting income of $34.1 million this year compared to an underwriting loss of $122.2 million last year, resulting in an 11.0-point higher ROE. All three insurance segments contributed to the higher ROE. Consistent with Second Quarter 2024, the underwriting loss in Six Months 2024 was primarily attributable to unfavorable prior year casualty reserve development of $211 million, and to a lesser extent, an increase in current year loss costs.

Outlook
The insurance industry faces significant uncertainty around the macroeconomic environment, including financial market performance, international trade including the ultimate impact of tariffs, and elevated and uncertain loss trends driven by social inflation. Despite this challenging environment, we delivered a 12.3% operating ROE in Six Months 2025 and remain focused on executing our strategy to manage risk while driving long-term, profitable growth by:

•Achieving renewal pure price increases above expected loss trend. We continue to price new and renewal business incorporating our latest view of loss trends and profitability relative to our long-term combined ratio target of 95%. In Six Months 2025, overall renewal pure pricing across our three insurance segments was 10.1%, up 1.5 points from a year ago.

•Deploying granular underwriting refinements. In sectors and jurisdictions where market pricing does not align with our view of rate need, we are taking targeted underwriting actions, including (i) revising underwriting guidelines, (ii) tightening coverage offerings, and (iii) reducing writings.

•Seeking to diversify our insurance segments’ mix of business over the long term. Our relatively higher-than-peer casualty premium mix has benefited our results when property lines have been challenged, and our historical catastrophe losses are lower than the industry average. For the same reason, the current social inflationary environment impacts us differently than our peers.

We believe it is prudent to prioritize improving underwriting margins, which will temper NPW growth in the current environment. NPW grew 5% in Second Quarter 2025 compared to Second Quarter 2024, reflecting our disciplined underwriting and pricing strategy in a competitive market. Policy retention declined modestly as we executed these strategies in a granular fashion. We will maintain a balanced approach and make investments to support future growth. As we position ourselves for the future, we have several strategies to profitably grow market share:

•In our existing footprint, we are focused on growing with existing partners and strategically appointing new agency locations. During Six Months 2025, we added sixty agency locations. In full-year 2024, we had a net increase of two hundred agency locations.

•Careful and deliberate geographic expansion continues to provide growth opportunities. Since 2017, we have added thirteen states to our Standard Commercial Lines footprint, with five last year. In 2024, these thirteen states produced $350 million in premium, which represented approximately 8% of total NPW and approximately 1% marginal total premium growth. We expect to write new business in Kansas by the end of 2025, and in Montana and Wyoming by the end of 2026.

•Technology investments are critical to ensure efficiency and scale. We are actively developing and executing artificial intelligence use cases to enhance underwriting scalability and claims outcomes. We have also made considerable progress modernizing our policy acquisition and claims systems. For example, system enhancements in our E&S Lines segment have created significant operational efficiency, with the segment’s premium production up significantly with limited headcount growth.

After contemplating Six Months 2025 results, our full-year 2025 guidance is as follows:

•A GAAP combined ratio between 97% and 98%, up 1 point from prior guidance of 96% to 97%, including net catastrophe losses of 6 points and the impact of prior year casualty reserve development reported through Six Months 2025. Our combined ratio estimate assumes no additional prior year casualty reserve development and no further change in loss cost estimates. We do not make assumptions about future reserve development as we book our best estimate each quarter;
•After-tax net investment income of $415 million, up from prior guidance of $405 million;
•An overall effective tax rate of approximately 21.5%; and
•Weighted average shares of 61.5 million on a fully diluted basis, including the shares repurchased in Six Months 2025 and assuming no additional repurchases under our existing share repurchase authorization.

Results of Operations and Related Information by Segment

Insurance Operations
The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2025	2024			2025	2024
Insurance Operations Results:
NPW	$1,288,629	1,226,101	5%		$2,529,072	2,382,722	6%
Net premiums earned (“NPE”)	1,188,057	1,080,231	10		2,346,814	2,131,175	10
Less:
Loss and loss expense incurred	823,898	925,548	(11)		1,570,223	1,629,840	(4)
Net underwriting expenses incurred	365,431	327,310	12		731,243	651,677	12
Dividends to policyholders	1,151	1,054	9		2,134	4,308	(50)
Underwriting income (loss)	$(2,423)	(173,681)	(99)%		$43,214	(154,650)	(128)%
Combined Ratios:
Loss and loss expense ratio	69.3%	85.7	(16.4)	pts	66.9%	76.5	(9.6)	pts
Underwriting expense ratio	30.8	30.3	0.5		31.2	30.6	0.6
Dividends to policyholders ratio	0.1	0.1	—		0.1	0.2	(0.1)
Combined ratio	100.2	116.1	(15.9)		98.2	107.3	(9.1)

NPW grew 5% in Second Quarter 2025 and 6% in Six Months 2025 compared to the same prior-year periods, driven by renewal pure price increases that were partially offset by a modest decrease in policy count and lower new business. In addition to the below, NPW also benefited from exposure growth on renewal policies.

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2025	2024	2025	2024
Direct new business premiums	$248.1	267.4	$499.4	528.2
Renewal pure price increases	9.9%	9.1	10.1%	8.6

NPE grew 10% in Second Quarter 2025 and Six Months 2025 compared to the same prior-year periods, reflecting NPW growth over the last 12 months.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2025	2024			2025	2024
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$45,000	176,000	(74)%		$50,000	211,000	(76)%
Current year casualty loss costs	525,727	473,526	11		1,044,999	916,404	14
Net catastrophe losses	79,932	90,534	(12)		123,289	145,776	(15)
Non-catastrophe property loss and loss expenses	173,239	185,488	(7)		351,935	356,660	(1)
Total loss and loss expense incurred	823,898	925,548	(11)		1,570,223	1,629,840	(4)

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	3.8%	16.3	(12.5)	pts	2.1%	9.9	(7.8)	pts
Current year casualty loss costs	44.2	43.8	0.4		44.5	43.1	1.4
Net catastrophe losses	6.7	8.4	(1.7)		5.3	6.8	(1.5)
Non-catastrophe property loss and loss expenses	14.6	17.2	(2.6)		15.0	16.7	(1.7)
Total impact on loss and loss expense ratio	69.3	85.7	(16.4)		66.9	76.5	(9.6)

Prior Year Casualty Reserve Development and Current Year Casualty Loss Costs
Details of prior year casualty reserve development by line of business follow:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended June 30,			Six Months ended June 30,
($ in millions)	2025		2024	2025		2024
General liability	$20.0		166.0	$20.0		216.0
Commercial automobile	25.0		10.0	25.0		10.0
Workers compensation	—		—	—		(15.0)
Total Standard Commercial Lines	45.0		176.0	45.0		211.0

Homeowners	—		—	—		(5.0)
Personal automobile	—		—	5.0		5.0
Total Standard Personal Lines	—		—	5.0		—

E&S	—		—	—		—

Total (favorable) unfavorable prior year casualty reserve development	$45.0		176.0	$50.0		211.0

(Favorable) unfavorable impact on loss ratio	3.8	pts	16.3	2.1	pts	9.9

Paid loss severities in recent prior accident years continued to show higher-than-expected emergence, leading us to record unfavorable prior year casualty reserve development in Second Quarter 2025 of (i) $25 million in our commercial automobile line of business primarily driven by accident years 2022 through 2024, and (ii) $20.0 million in our general liability line of business primarily driven by accident years 2022 and 2023.

The unfavorable prior year casualty reserve development in Second Quarter 2024 and Six Months 2024 was primarily driven by our general liability line of business that experienced increased severities in accident years 2020 through 2023.

The reduction in the prior year casualty reserve development was partially offset by higher current year loss costs in Second Quarter 2025 and Six Months 2025 compared to the same prior-year periods, driven by elevated severity trend assumptions attributable to social inflation on our general liability and E&S casualty lines of business.

For additional qualitative discussion on prior year casualty reserve development and current year casualty loss costs, refer to the insurance segment sections below.

Property Losses
Net catastrophe and non-catastrophe property losses reduced the loss and loss expense ratio by 4.3 points in Second Quarter 2025 and 3.2 points in Six Months 2025 compared to the same prior-year periods. The net catastrophe loss and loss expense ratio was 1.7 points lower in Second Quarter 2025 and 1.5 points lower in Six Months 2025 compared to the same prior-year periods, as fewer storms impacted our footprint. The non-catastrophe property loss and loss expense ratio was 2.6 points lower in Second Quarter 2025 and 1.7 points lower in Six Months 2025 compared to the same prior-year periods, reflecting (i) the earned impact of higher renewal pure price increases in 2025, (ii) lower claim frequencies, and (iii) normal variability from period to period of non-catastrophe property losses.

For additional qualitative discussion on non-catastrophe property loss and loss expenses, refer to the insurance segment sections below.

Underwriting Expenses
The underwriting expense ratio increased 0.5 points in Second Quarter 2025 and 0.6 points in Six Months 2025 compared to the same prior-year periods, primarily due to higher profit-based compensation to our distribution partners and employees, reflecting comparatively improved results.

Standard Commercial Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2025	2024			2025	2024
Insurance Segments Results:
NPW	$1,018,004	963,129	6%		$2,021,229	1,894,806	7%
NPE	937,635	853,493	10		1,849,845	1,687,603	10
Less:
Loss and loss expense incurred	666,766	747,954	(11)		1,248,432	1,303,787	(4)
Net underwriting expenses incurred	295,862	265,366	11		592,505	530,008	12
Dividends to policyholders	1,151	1,054	9		2,134	4,308	(50)
Underwriting income (loss)	(26,144)	(160,881)	(84)		$6,774	(150,500)	(105)
Combined Ratios:
Loss and loss expense ratio	71.1%	87.6	(16.5)	pts	67.5%	77.2	(9.7)	pts
Underwriting expense ratio	31.6	31.1	0.5		32.0	31.4	0.6
Dividends to policyholders ratio	0.1	0.1	—		0.1	0.3	(0.2)
Combined ratio	102.8	118.8	(16.0)		99.6	108.9	(9.3)

NPW and NPE growth in Second Quarter 2025 and Six Months 2025, compared to the same prior-year periods, primarily reflected renewal pure price increases and strong exposure growth on renewal policies, partially offset by lower new business and lower retention.

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2025	2024	2025	2024
Direct new business premiums	$158.2	168.4	$330.3	340.4
Retention	83%	85	83%	85
Renewal pure price increases	8.9	7.9	9.0	7.8

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2025	2024			2025	2024
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$45,000	176,000	(74)%		$45,000	211,000	(79)%
Current year casualty loss costs	439,002	396,591	11		872,065	763,888	14
Net catastrophe losses	50,881	50,858	—		70,692	89,353	(21)
Non-catastrophe property loss and loss expenses	131,883	124,505	6		260,675	239,546	9
Total loss and loss expense incurred	666,766	747,954	(11)		1,248,432	1,303,787	(4)

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	4.8%	20.6	(15.8)	pts	2.4%	12.5	(10.1)	pts
Current year casualty loss costs	46.8	46.4	0.4		47.2	45.2	2.0
Net catastrophe losses	5.4	6.0	(0.6)		3.8	5.3	(1.5)
Non-catastrophe property loss and loss expenses	14.1	14.6	(0.5)		14.1	14.2	(0.1)
Total impact on loss and loss expense ratio	71.1	87.6	(16.5)		67.5	77.2	(9.7)

Prior Year Casualty Reserve Development and Current Year Casualty Loss Costs
The details of the prior year casualty reserve development by line of business were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2025	2024	2025	2024
General liability	$20.0	166.0	$20.0	216.0
Commercial automobile	25.0	10.0	25.0	10.0
Workers compensation	—	—	—	(15.0)
Total Standard Commercial Lines	45.0	176.0	45.0	211.0

The reduction in unfavorable prior year reserve development in Second Quarter 2025 and Six Months 2025 was partially offset by higher current year casualty loss costs. The increase in current year casualty loss costs in Second Quarter 2025 and Six Months 2025 compared to the same prior-year periods was primarily driven by higher loss trend expectations and increased claim severities, which we attribute to the continued impacts of social inflation. Prior-year severities developed adversely over the course of 2024 and impacted our view of current year loss costs for 2025, resulting in higher current year casualty loss costs this year compared to last.

Refer to the line of business sections below for qualitative discussion on the significant drivers of unfavorable prior year casualty reserve development and current year casualty loss costs.

Property Losses
Net catastrophe and non-catastrophe property losses reduced the loss and loss expense ratio by an aggregate 1.1 points in Second Quarter 2025 and 1.6 points in Six Months 2025 compared to the same prior-year periods. Net catastrophe losses were 0.6 points lower in Second Quarter 2025 and 1.5 points lower in Six Months 2025 compared to the same periods last year, driven by lower frequency of wind and winter storm events. Non-catastrophe property losses were 0.5 points lower in Second Quarter 2025 and 0.1 points lower in Six Months 2025 compared to the same periods last year, driven by the factors described in the "Insurance Operations" section above.

Underwriting Expenses
The underwriting expense ratio increased 0.5 points in Second Quarter 2025 and 0.6 points Six Months 2025 compared to the same prior-year periods. These increases were primarily due to higher profit-based compensation to our distribution partners and employees, reflecting comparatively improved results.

Information about our most significant Standard Commercial Lines of business follows:

General Liability
	Quarter ended June 30,		Change % or Points[1]		Six Months ended June 30,		Change % or Points[1]
($ in thousands)	2025	2024			2025	2024
NPW	$341,641	319,955	7%		$675,537	627,399	8%
Direct new business	44,655	50,293	n/a		98,319	100,522	n/a
Retention	83%	86	n/a		83%	86	n/a
Renewal pure price increases	11.9	7.6	n/a		12.0	7.0	n/a
NPE	$305,843	280,097	9%		$600,530	553,512	8%
Underwriting income (loss)	(31,295)	(166,109)	(81)		(47,208)	(195,550)	(76)
Combined ratio	110.2%	159.3	(49.1)	pts	107.9%	135.3	(27.4)	pts
% of total Standard Commercial Lines NPW	34	33			33	33
1n/a: not applicable.

NPW grew 7% in Second Quarter 2025 and 8% in Six Months 2025 compared to the same prior-year periods, benefiting from renewal pure price increases and renewal exposure growth.

The combined ratio decreased 49.1 points in Second Quarter 2025 and 27.4 points in Six Months 2025 compared to the same prior-year periods and included the following:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2025	2024			2025	2024
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$20,000	166,000	(88)%		$20,000	216,000	(91)%
Current year casualty loss costs	220,610	193,986	14		434,284	359,341	21
Total loss and loss expense incurred	240,610	359,986	(33)		454,284	575,341	(21)

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	6.5%	59.3	(52.8)	pts	3.3%	39.0	(35.7)	pts
Current year casualty loss costs	72.2	69.2	3.0		72.4	64.9	7.5
Total impact on loss and loss expense ratio	78.7	128.5	(49.8)		75.7	103.9	(28.2)

We recorded $20 million of unfavorable prior year casualty reserve development in Second Quarter 2025 and Six Months 2025, compared to $166 million and $216 million in Second Quarter 2024 and Six Months 2024, respectively. While less this year, we attribute the unfavorable development to the same social inflationary factors that drove reported development in Second Quarter 2024 and Six Months 2024. Specifically, the development in Second Quarter 2025 was primarily driven by increased severities in accident years 2022 and 2023 and the development in Second Quarter 2024 and Six Months 2024 was driven by increased severities in accident years 2023 and prior.

The general liability line of business has experienced a long-term historical trend of meaningful severity increases, partially offset by claim frequency decreases. Prior-year severities developed adversely, which have impacted our view of more recent accident years in 2024 and 2025. We attribute the increased severities to elevated social inflation, which we view as an industry dynamic characterized by higher claimant propensity for attorney representation and litigation, longer settlement times, and higher settlement values. Certain jurisdictions with expanded liability theories and higher damage awards pose increased challenges. We are closely monitoring these jurisdictions and the broader trends across our business.

Partially offsetting the decrease in unfavorable prior year casualty reserve development was a 3.0-point increase in current year casualty loss costs in Second Quarter 2025 and a 7.5-point increase in Six Months 2025 compared to the same prior-year periods, driven by higher social inflation-related severities primarily in accident years 2022 and 2023 than was observed and responded to throughout 2024. These actions produced full-year 2024 casualty loss costs of 67.0%, compared with 69.2% in Second Quarter 2024 and 64.9% in Six Months 2024. The 2025 ratio reflects the increased losses recognized in the 2024 accident year and elevated loss trend expectations.

We believe that social inflation and elevated loss trends continue to support an elevated near-term pricing environment. In response, we have a heightened focus on prudent underwriting and appropriate pricing. Our renewal pure price increase in this line of business was 11.9% in Second Quarter 2025, in line with 12.0% from last quarter and up from 10.6% for the fourth quarter of 2024. In sectors and jurisdictions where market pricing does not align with our view of rate need, we are taking targeted underwriting actions including (i) revising underwriting guidelines, (ii) tightening coverage offerings, and (iii) reducing writings.

The underwriting expense ratio increased 0.7 points in Second Quarter 2025 and 1.0 points in Six Months 2025 compared to the same prior-year periods, as discussed in the "Total Standard Commercial Lines" section above.

Commercial Automobile
	Quarter ended June 30,		Change % or Points[1]		Six Months ended June 30,		Change % or Points[1]
($ in thousands)	2025	2024			2025	2024
NPW	$312,966	297,293	5%		$625,620	582,894	7%
Direct new business	41,996	45,253	n/a		87,866	93,048	n/a
Retention	83%	86	n/a		84%	86	n/a
Renewal pure price increases	10.4	10.8	n/a		10.5	10.6	n/a
NPE	$288,759	260,652	11%		$572,344	512,372	12%
Underwriting income (loss)	(8,425)	(1,196)	604		(781)	(934)	16
Combined ratio	102.9%	100.5	2.4	pts	100.1%	100.2	(0.1)	pts
% of total Standard Commercial Lines NPW	31	31			31	31
1n/a: not applicable.

NPW grew 5% in Second Quarter 2025 and 7% in Six Months 2025 compared to the same prior-year periods, primarily benefiting from renewal pure price increases and retention, which was lower this year compared to last.

The combined ratio increased 2.4 points in Second Quarter 2025 and decreased 0.1 in Six Months 2025 compared to the same prior-year periods, and included the following:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2025	2024			2025	2024
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$25,000	10,000	150%		$25,000	10,000	150%
Current year casualty loss costs	141,819	133,584	6		286,558	263,162	9
Net catastrophe losses	4,134	2,626	57		5,611	4,045	39
Non-catastrophe property loss and loss expenses	40,697	39,122	4		83,245	83,459	—
Total loss and loss expense incurred	211,650	185,332	14		400,414	360,666	11

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	8.7%	3.8	4.9	pts	4.4%	2.0	2.4	pts
Current year casualty loss costs	49.1	51.4	(2.3)		50.0	51.3	(1.3)
Net catastrophe losses	1.4	1.0	0.4		1.0	0.8	0.2
Non-catastrophe property loss and loss expenses	14.1	15.0	(0.9)		14.5	16.3	(1.8)
Total impact on loss and loss expense ratio	73.3	71.2	2.1		69.9	70.4	(0.5)

We recorded $25 million of unfavorable prior year casualty reserve development in Second Quarter 2025 and Six Months 2025 due to increased severities primarily in accident years 2022 through 2024. The unfavorable prior year casualty reserve development in Second Quarter 2024 and Six Months 2024 was primarily due to increased severities in accident year 2023. Current year casualty loss costs were lower in Second Quarter 2025 and Six Months 2025 compared to the same prior-year periods, driven by the mix of property and liability coverages within this line of business.

Non-catastrophe property loss and loss expenses decreased 0.9 points in Second Quarter 2025 and 1.8 points in Six Months 2025 compared to the same prior-year periods, primarily due to (i) the earned impact of higher renewal pure price increases and (ii) period-to-period variability of non-catastrophe property losses.

Commercial Property[1]
	Quarter ended June 30,		Change % or Points[2]		Six Months ended June 30,		Change % or Points[2]
($ in thousands)	2025	2024			2025	2024
NPW	$207,930	195,440	6%		$404,184	369,952	9%
Direct new business	43,137	40,756	n/a		84,553	79,296	n/a
Retention	81%	84	n/a		82%	84	n/a
Renewal pure price increases	7.8	9.8	n/a		8.1	10.3	n/a
NPE	$191,027	168,511	13%		$377,557	330,064	14%
Underwriting income (loss)	7,441	(3,029)	(346)		37,453	6,538	(473)
Combined ratio	96.1%	101.8	(5.7)	pts	90.1%	98.0	(7.9)	pts
% of total Standard Commercial Lines NPW	20	20			20	20
1includes Inland Marine.
2n/a: not applicable.

NPW grew 6% in Second Quarter 2025 and 9% in Six Months 2025 compared to the same prior-year periods, primarily benefiting from renewal pure price increases and exposure growth on renewal policies.

The combined ratio decreased 5.7 points in Second Quarter 2025 and 7.9 points in Six Months 2025 compared to the same prior-year periods and included the following:

	Second Quarter 2025			Second Quarter 2024
($ in thousands)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$33,938	17.8	pts	41,523	24.6	(6.8)	pts
Non-catastrophe property loss and loss expenses	83,204	43.6		71,904	42.7	0.9
Total	$117,142	61.4		113,427	67.3	(5.9)

	Six Months 2025			Six Months 2024
($ in thousands)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$50,300	13.3	pts	74,387	22.5	(9.2)	pts
Non-catastrophe property loss and loss expenses	159,778	42.3		134,294	40.7	1.6
Total	$210,078	55.6		208,681	63.2	(7.6)

While non-catastrophe property losses were slightly higher, net catastrophe losses were lower in Second Quarter 2025 and Six Months 2025 compared to the same prior-year periods, as discussed in the "Standard Commercial Lines Segment" section above.

Workers Compensation
	Quarter ended June 30,		Change % or Points[1]		Six Months ended June 30,		Change % or Points[1]
($ in thousands)	2025	2024			2025	2024
NPW	$83,003	84,850	(2)%		$169,149	183,633	(8)%
Direct new business	12,103	14,222	n/a		25,837	32,706	n/a
Retention	83%	85	n/a		84%	85	n/a
Renewal pure price increases (decreases)	(4.3)	(2.9)	n/a		(3.7)	(2.8)	n/a
NPE	$82,024	82,316	—%		$161,060	170,093	(5)%
Underwriting income	(2,900)	3,869	(175)		(7,578)	22,062	(134)
Combined ratio	103.5%	95.3	8.2	pts	104.7%	87.0	17.7	pts
% of total Standard Commercial Lines NPW	8	9			8	10
1n/a: not applicable.

NPW decreased 2% in Second Quarter 2025 and 8% in Six Months 2025 compared to the same prior-year periods, primarily due to decreases in renewal pure price and direct new business.

The combined ratio increased 8.2 points in Second Quarter 2025 and 17.7 points in Six Months 2025 compared to the same prior-year periods and included the following:

	Second Quarter 2025			Second Quarter 2024
($ in thousands)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) unfavorable prior year casualty reserve development	$—	—	pts	—	—	—	pts
Current year casualty loss costs	63,284	77.1		57,189	69.5	7.6
Total	$63,284	77.1		$57,189	69.5	7.6

	Six Months 2025			Six Months 2024
($ in thousands)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) unfavorable prior year casualty reserve development	$—	—	pts	(15,000)	(8.8)	8.8	pts
Current year casualty loss costs	124,827	77.5		118,003	69.3	8.2
Total	$124,827	77.5		$103,003	60.5	17.0

There was no prior year casualty reserve development in Second Quarter 2025 and Six Months 2025. The favorable prior year casualty reserve development in Six Months 2024 was primarily due to lower loss severities in accident years 2021 and prior.

The combined ratio was also adversely impacted by an increase in current year casualty loss costs of 7.6 points in Second Quarter 2025 and 8.2 points in Six Months 2025, primarily driven by negative rate changes combined with positive loss trends. These rate level reductions are driven by continued decreases in workers compensation rating bureau loss costs, which form the basis for our filed rating plans, and heavily influence marketplace pricing for this line of business.

Standard Personal Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2025	2024			2025	2024
Insurance Segments Results:
NPW	$110,456	116,149	(5)%		$197,969	216,053	(8)%
NPE	102,377	106,421	(4)		206,032	210,267	(2)
Less:
Loss and loss expense incurred	69,977	101,440	(31)		146,646	185,784	(21)
Net underwriting expenses incurred	23,850	24,282	(2)		48,799	49,119	(1)
Underwriting income (loss)	$8,550	(19,301)	(144)		$10,587	(24,636)	143
Combined Ratios:
Loss and loss expense ratio	68.3%	95.3	(27.0)	pts	71.2%	88.3	(17.1)	pts
Underwriting expense ratio	23.3	22.8	0.5		23.7	23.4	0.3
Combined ratio	91.6	118.1	(26.5)		94.9	111.7	(16.8)

NPW decreased 5% in Second Quarter 2025 and 8% in Six Months 2025 compared to the same prior-year periods, driven primarily by direct new business reductions. New business decreased 41% in Second Quarter 2025 and 50% in Six Months 2025 compared to the same prior-year periods. New policy counts decreased 54% in Second Quarter 2025 and 61% in Six Months 2025 compared to the same prior-year periods, as we focused on growth in states where our rate levels are adequate and narrowed our appetite to mass affluent market business. We have also significantly curtailed production, including restricting new business in certain states, like New Jersey, our biggest market, where we believe our filed rates do not support profitability. The following table depicts our reductions in direct new business and retention for the Second Quarter 2025 and Six Months 2025:

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2025	2024	2025	2024
Direct new business premiums[1]	$12.9	22.0	$21.8	43.3
Retention	79%	78	77%	80
Renewal pure price increases	19.0	20.7	21.3	17.7
1Excludes our Flood direct premiums written, which are 100% ceded to the NFIP and do not impact NPW.

We are seeing profitability improvements in this line of business, as we are obtaining positive results from the actions we took to refine our pricing factors and prioritize rate filings to mitigate inflationary impacts. Our more significant rate increases began to take effect early in 2023 and increased in number and magnitude throughout 2024. We expect 2025 rate changes to remain above loss trends but moderate compared to our 2024 rate increases. Through our actions, we achieved renewal pure price increases of 19.0% in Second Quarter 2025 and 21.3% in Six Months 2025. We are continuing to seek improved homeowners profitability by expanding the use of new policy terms and conditions, including (i) coverage for roofs based on a depreciated value considering the age of the roof rather than full replacement cost and (ii) where allowed by law, mandatory wind/hail deductibles in states exposed to severe convective storms.

The change in NPE in Second Quarter 2025 and Six Months 2025 compared to the same prior-year periods resulted from the same impacts to NPW described above.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2025	2024			2025	2024
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$—	—	n/a	%	$5,000	—	n/a	%
Current year casualty loss costs	27,115	30,694	(12)		55,183	61,315	(10)
Net catastrophe losses	14,591	25,396	(43)		21,704	37,241	(42)
Non-catastrophe property loss and loss expenses	28,271	45,350	(38)		64,759	87,228	(26)
Total loss and loss expense incurred	69,977	101,440	(31)		146,646	185,784	(21)

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	—%	—	—	pts	2.4%	—	2.4	pts
Current year casualty loss costs	26.4	28.8	(2.4)		26.9	29.1	(2.2)
Net catastrophe losses	14.3	23.9	(9.6)		10.5	17.7	(7.2)
Non-catastrophe property loss and loss expenses	27.6	42.6	(15.0)		31.4	41.5	(10.1)
Total impact on loss and loss expense ratio	68.3	95.3	(27.0)		71.2	88.3	(17.1)

Property Losses
Net catastrophe and non-catastrophe property losses reduced the loss and loss expense ratio by an aggregate 24.6 points in Second Quarter 2025 and 17.3 points in Six Months 2025 compared to the same prior-year periods. Non-catastrophe property loss and loss expense ratios were lower in Second Quarter 2025 and Six Months 2025 compared to the same prior-year periods due to (i) the earned impact of higher renewal pure price increases in 2025 and (ii) period-to-period variability of catastrophe and non-catastrophe losses. Net catastrophe losses were lower in Second Quarter 2025 and Six Months 2025 compared to the same prior-year periods due to lower frequency and severity of weather-related catastrophe events this year compared to last year.

Prior Year Casualty Reserve Development and Current Year Casualty Loss Costs
Details of the prior year casualty reserve development by line of business follow:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2025	2024	2025	2024
Homeowners	$—	—	—	(5.0)
Personal automobile	—	—	5.0	5.0
Total Standard Personal Lines	—	—	5.0	—

Unfavorable prior year casualty reserve development in Six Months 2025 included $5.0 million in personal automobile, primarily driven by increased severities in accident year 2024. In Six Months 2024, prior year casualty reserve development reflected (i) $5.0 million of favorable development in our homeowners line, primarily due to lower loss severities in accident years 2021 and prior, offset by (ii) $5.0 million of unfavorable development on our personal automobile line of business, primarily driven by increased loss severities in accident years 2021 through 2023.

Current year casualty loss costs decreased 2.4 points in Second Quarter 2025 and 2.2 points in Six Months 2025 compared to the same prior-year periods, primarily due to the earned impact of rate increases.

E&S Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2025	2024			2025	2024
Insurance Segments Results:
NPW	$160,169	146,823	9%		$309,874	271,863	14%
NPE	148,045	120,317	23		290,937	233,305	25
Less:
Loss and loss expense incurred	87,155	76,154	14		175,145	140,269	25
Net underwriting expenses incurred	45,719	37,662	21		89,939	72,550	24
Underwriting income (loss)	15,171	6,501	133		25,853	20,486	26
Combined Ratios:
Loss and loss expense ratio	58.9%	63.3	(4.4)	pts	60.2%	60.1	0.1	pts
Underwriting expense ratio	30.9	31.3	(0.4)		30.9	31.1	(0.2)
Combined ratio	89.8	94.6	(4.8)		91.1	91.2	(0.1)

NPW and NPE growth in Second Quarter 2025 and Six Months 2025 compared to the same prior-year periods included:

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2025	2024	2025	2024
Direct new business premiums	$77.0	77.0	$147.2	144.5
Retention	65	64	65	64
Renewal pure price increases	9.3%	6.4	9.0%	5.9

NPW and NPE growth in Second Quarter 2025 and Six Months 2025 benefited from (i) both property and casualty exposure growth on renewal policies and (ii) higher rates per exposure.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2025	2024			2025	2024
Loss and Loss Expense Incurred:
Current year casualty loss costs	$59,610	46,241	29%		$117,751	91,201	29%
Net catastrophe losses	14,460	14,280	1		30,893	19,182	61
Non-catastrophe property loss and loss expenses	13,085	15,633	(16)		26,501	29,886	(11)
Total loss and loss expense incurred	87,155	76,154	14		175,145	140,269	25

Impact on Loss and Loss Expense Ratio:
Current year casualty loss costs	40.3%	38.4	1.9	pts	40.5%	39.1	1.4	pts
Net catastrophe losses	9.8	11.9	(2.1)		10.6	8.2	2.4
Non-catastrophe property loss and loss expenses	8.8	13.0	(4.2)		9.1	12.8	(3.7)
Total impact on loss and loss expense ratio	58.9	63.3	(4.4)		60.2	60.1	0.1

The loss and loss expense ratio decreased 4.4 points in Second Quarter 2025 compared to Second Quarter 2024, primarily driven by a 2.1-point decrease in catastrophe losses and a 4.2-point decrease in non-catastrophe property losses. The combined ratio impact of these property losses was influenced by (i) the impact of higher rates per exposure and (ii) normal period-to-period variability associated with property losses. Partially offsetting the lower property losses were higher current year loss costs, primarily driven by increased severities due to social inflation.

The loss and loss expense ratio was flat in Six Months 2025 compared to Six Months 2024 as higher net catastrophe losses and current year loss costs were offset by lower non-catastrophe property losses. Our Six Months 2025 catastrophe losses were impacted by the January 2025 California Palisades Fire, which added 1.4 points to our loss and loss expense ratio.

Reinsurance
We successfully completed negotiations of our July 1, 2025 excess of loss treaties that cover Standard Commercial Lines, Standard Personal Lines, and E&S Lines.

We renewed the Casualty Excess of Loss Treaty ("Casualty Treaty") with coverage for $87 million in excess of $3 million retention per loss occurrence, increasing our retention by $1 million. The first layer was modified with an increase in net retention from $2 million to $3 million, and we continue to retain a portion of the layer through a 20% co-participation. The 2025 treaty year deposit premium decreased primarily due to the increased retention and co-participation, partially offset by higher projected subject earned premium due to growth in our book of business.

We also renewed the Property Excess of Loss Treaty ("Property Treaty") with the same retention as the expiring treaty, but with a $30 million increase in limit. The treaty now provides coverage for $95 million in excess of a $5 million retention for losses on a per risk basis. The treaty year deposit premium increased modestly, reflecting higher projected subject earned premium due to growth in our book of business and the increased treaty limit.

The following table summarizes the Casualty Treaty and Property Treaty arrangements covering our Insurance Subsidiaries:

Treaty Name	Reinsurance Coverage	Terrorism Coverage
Casualty Treaty (covers all insurance operations)
There are six layers covering $87 million in excess of $3 million. Losses other than terrorism losses are subject to the following:

- 80% of $3 million in excess of $3 million layer provides 65 reinstatements, $198 million annual aggregate limit;
- 100% of $6 million in excess of $6 million layer provides 14 reinstatements, $90 million annual aggregate limit;
- 100% of $9 million in excess of $12 million layer provides three reinstatements, $36 million annual aggregate limit;
- 100% of $9 million in excess of $21 million layer provides one reinstatement, $18 million annual aggregate limit;
- 100% of $20 million in excess of $30 million layer provides one reinstatement, $40 million annual aggregate limit; and
- 100% of $40 million in excess of $50 million layer provides one reinstatement, $80 million annual aggregate limit

All NBCR losses are excluded. All other losses stemming from the acts of terrorism are subject to the following:

- 80% of $3 million in excess of $3 million layer with $15 million net annual terrorism aggregate limit;
- 100% of $6 million in excess of $6 million layer with $30 million net annual terrorism aggregate limit;
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

Property Treaty (covers all insurance operations)
There are three layers covering 100% of $95 million in excess of $5 million. Losses other than Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA") certified losses are subject to the following reinstatements and annual aggregate limits:

- $5 million in excess of $5 million layer provides 15 reinstatements, $80 million in aggregate limits;
- $20 million in excess of $10 million layer provides four reinstatements, $100 million in aggregate limits; and
- $70 million in excess of $30 million layer provides one reinstatement, $140 million in aggregate limits.

All nuclear, biological, chemical, and radioactive ("NBCR") losses are excluded regardless of whether or not they are certified under the TRIPRA. For non-NBCR losses, the treaty distinguishes between acts committed on behalf of foreign persons or foreign interests ("Foreign Terrorism") and those that are not. The treaty provides annual aggregate limits for Foreign Terrorism (other than NBCR) acts of $15 million for the first layer, $60 million for the second layer, and $70 million for the third layer. Non-Foreign Terrorism losses (other than NBCR) are covered to the same extent as non-terrorism losses.

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

The effective duration of our fixed income and short-term investments was 4.2 years as of June 30, 2025. We monitor and manage the effective duration to maximize yield while managing interest rate risk at an acceptable level. We buy and sell investments with the intent of maximizing investment returns in the current market environment, while balancing capital preservation and ensuring adequate liquidity to support our insurance business.

Our fixed income and short-term investments represented 92% of invested assets at June 30, 2025 and December 31, 2024. These investments had (i) a weighted average credit rating of "A+" as of both June 30, 2025 and December 31, 2024, and (ii) investment grade holdings representing 96% of the total fixed income and short-term investment portfolio at June 30, 2025, and 97% at December 31, 2024.

For further details on the composition, credit quality, and various risks to which our portfolio is subject, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." of our 2024 Annual Report.

Total Invested Assets
($ in thousands)	June 30, 2025	December 31, 2024	Change
Total invested assets	$10,553,552	9,651,297	9%
Invested assets per dollar of common stockholders' equity	3.33	3.31	1

Components of unrealized gains (losses) – before tax:
Fixed income securities	(184,118)	(316,796)	(42)%
Equity securities	6,806	2,116	222
Net unrealized gains (losses) – before tax	(177,312)	(314,680)	(44)
Components of unrealized gains (losses) – after tax:
Fixed income securities	(145,453)	(250,269)	(42)
Equity securities	5,377	1,671	222
Net unrealized gains (losses) – after tax	(140,076)	(248,598)	(44)

Invested assets increased $902.3 million at June 30, 2025, compared to December 31, 2024, primarily reflecting (i) net proceeds from the issuance of our 5.9% Senior Notes in the first quarter of 2025, (ii) our active investment of operating cash flows, which were 18% of NPW in Six Months 2025, and (iii) a $137.4 million reduction in pre-tax net unrealized losses in our fixed income and equity securities portfolios from lower interest rates and strong performance of U.S. equities during Six Months 2025. For additional information about our 5.9% Senior Notes, see Note 12. "Indebtedness" in Item 1. "Financial Statements" of this Form 10-Q.

Net Investment Income
Net investment income earned components were as follows:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2025	2024			2025	2024
Fixed income securities	$115,733	93,935	23%		$220,815	188,037	17%
Commercial mortgage loans ("CMLs")	3,761	3,145	20		7,376	5,939	24
Equity securities	4,908	1,877	161		8,475	6,785	25
Short-term investments	5,267	4,680	13		11,500	8,199	40
Alternative investments	4,004	10,517	(62)		11,083	17,398	(36)
Other investments	163	118	38		394	381	3
Investment expenses	(5,868)	(5,630)	4		(10,984)	(10,248)	7
Net investment income earned – before tax	127,968	108,642	18		248,659	216,491	15
Net investment income tax expense	(26,547)	(22,380)	19		(51,617)	(44,589)	16
Net investment income earned – after tax	$101,421	86,262	18		$197,042	171,902	15
Effective tax rate	20.7%	20.6	0.1	pts	20.8%	20.6	0.2	pts
Annualized after-tax yield on fixed income investments	4.2	3.9	0.3		4.1	3.9	0.2
Annualized after-tax yield on investment portfolio	3.9	3.9	—		3.9	3.9	—

After-tax net investment income earned increased 18% in Second Quarter 2025 and 15% in Six Months 2025 compared to the same prior-year periods, primarily driven by active portfolio management, operating cash flow deployment, and net proceeds from the issuance of our 5.9% Senior Notes in the first quarter of 2025. For additional information about our 5.9% Senior Notes, see Note 12. "Indebtedness" in Item 1. "Financial Statements" of this Form 10-Q.

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

	Quarter ended June 30,		Change %	Six Months ended June 30,		Change %
($ in thousands)	2025	2024		2025	2024
Net realized gains (losses) on disposals	$(240)	3,136	(108)%	$(896)	3,306	(127)%
Net unrealized gains (losses) on equity securities	3,640	(93)	(4,014)	4,690	599	683
Net credit loss benefit (expense) on fixed income securities, AFS	887	(1,233)	(172)	1,516	(3,883)	(139)
Net credit loss benefit (expense) on CMLs	(115)	(32)	259	(150)	136	(210)
Losses on securities for which we have the intent to sell	—	(481)	(100)	(759)	(496)	53
Total net realized and unrealized investment gains (losses)	$4,172	1,297	222	$4,401	(338)	(1,402)

Federal Income Taxes
The following table provides information about federal income taxes and reconciles federal income tax at the corporate rate to the effective tax rate:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2025	2024	2025	2024
Tax at statutory rate	$22,870	(16,821)	$52,036	4,718
Tax-advantaged interest	(275)	(354)	(500)	(756)
Dividends received deduction	(53)	(79)	(103)	(117)
Executive compensation	251	634	1,425	1,957
Stock-based compensation	8	(15)	(487)	(1,454)
Other	161	(144)	(419)	(1,079)
Federal income tax expense (benefit)	$22,962	(16,779)	$51,952	3,269
Income before federal income tax, less preferred stock dividends	$106,605	(82,398)	$243,191	17,868
Effective tax rate	21.5%	20.4	21.4%	18.3

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") became law. The legislation extends and modifies multiple tax provisions, some affecting current and future years. By rule, we must reflect tax changes in the enactment period, which was July 2025. Accordingly, we are analyzing the Act's impact, including provisions that allow 100% bonus depreciation and full expensing of domestic research and development expenses.

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

The Parent's cash and components of its investment portfolio were as follows:

($ in thousands)	June 30, 2025	December 31, 2024
Fixed income securities	$314,050	268,486
Equity securities	58,511	53,248
Short-term investments	145,681	62,223
Alternative investments	20,157	18,443
Cash	60	91
Total investments and cash	$538,459	402,491

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

Insurance Subsidiary Dividends
The Insurance Subsidiaries generate liquidity through insurance float, created by collecting premiums and earning investment income before paying claims. Given the long payment patterns of certain claims, the float period can extend over many years. Our investment portfolio consists of securities with maturity dates that continually provide a source of cash flow for claims payments in the ordinary course of business. To protect our Insurance Subsidiaries' capital, we purchase reinsurance coverage for significantly large claims or catastrophes that may occur.

Our Insurance Subsidiaries may pay dividends to the Parent company. The Insurance Subsidiaries did not declare or pay cash dividends to the Parent in Six Months 2025. As of December 31, 2024, our allowable ordinary maximum dividend is $290 million for 2025. All Insurance Subsidiary dividends to the Parent are (i) subject to the approval and/or review of its domiciliary state insurance regulator and (ii) generally payable only from earned statutory surplus reported in its annual statements as of the preceding December 31. Although domiciliary state insurance regulators have historically approved dividends, there is no assurance they will approve future Insurance Subsidiary dividends.

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

Line of Credit
On June 30, 2025, the Parent entered into a Credit Agreement with the lenders named therein (the "Lenders") and Wells Fargo Bank, National Association, as administrative agent ("Line of Credit"). Under the Line of Credit, the Lenders have agreed to provide the Parent with a $100 million revolving credit facility that can be increased to $200 million with the Lenders' consent. The Line of Credit will mature on June 30, 2028, and has a variable interest rate based on the Parent’s debt ratings. This agreement replaced a prior credit agreement that the Parent terminated in conjunction with entering into the Line of Credit. No borrowings were made under either credit facility in Six Months 2025. For additional information regarding the Line of Credit and corresponding representations, warranties, and covenants, see Note 12. "Indebtedness" in Item 1. "Financial Statements" of this Form 10-Q.

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

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year. SICNY is domiciled in New York, which limits its FHLBNY borrowings to the lesser of 5% of admitted assets for the most recently completed fiscal quarter or 10% of the previous year-end's admitted assets. As of June 30, 2025, we had remaining capacity of $610.0 million for FHLB borrowings, with a $25.0 million additional stock purchase requirement to allow the member companies to borrow their remaining capacity amounts.

Short-term Borrowings
We made no short-term borrowings from FHLB branches during Six Months 2025.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries, approved by the Indiana Department of Insurance, that provide the Parent with additional intercompany liquidity. Like the Line of Credit, these lending agreements limit the Parent’s borrowings from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The outstanding balance on these intercompany loans was $35.0 million as of both June 30, 2025 and December 31, 2024. The remaining capacity under these intercompany loan agreements was $171.8 million as of both June 30, 2025 and December 31, 2024. We have other insurance regulator-approved intercompany agreements that facilitate liquidity management between the Parent and the Insurance Subsidiaries to enhance flexibility.

Capital Market Activities
In Six Months 2025, the Parent issued $400 million of 5.90% Senior Notes due 2035, resulting in net proceeds of $395.9 million after a $0.1 million discount and debt issuance costs of approximately $4.1 million. The proceeds from this debt issuance are being used for general corporate purposes, including supporting organic growth with a $200 million capital contribution to the Insurance Subsidiaries in March 2025. The Parent had no private or public stock issuances during Six Months 2025.

During Six Months 2025, we repurchased 233,611 shares of our common stock under our existing share repurchase program for $19.4 million, an $82.87 average price per share, excluding commissions paid. We had $56.1 million of remaining capacity under our share repurchase program as of June 30, 2025. For additional information on the share repurchase program, refer to Note 17. "Equity" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report.

Uses of Liquidity
The Parent uses the liquidity generated from the sources discussed above to pay dividends to our stockholders, among other things. Dividends on shares of the Parent's common and preferred stock are declared and paid at the discretion of the Board of Directors ("Board") based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. Our Board declared:

•    A quarterly cash dividend on common stock of $0.38 per common share that is payable September 2, 2025, to holders of record on August 15, 2025; and
•    A quarterly cash dividend of $287.50 per share on our 4.60% Non-Cumulative Preferred Stock, Series B (equivalent to $0.28750 per depositary share) payable on September 15, 2025, to holders of record as of August 29, 2025.

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

Capital Resources
Capital resources ensure we can pay policyholder claims, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At June 30, 2025, we had GAAP stockholders' equity of $3.4 billion and statutory surplus of $3.3 billion. With total debt of $902.7 million at June 30, 2025, our debt-to-capital ratio was 21.1%. For additional information on our statutory surplus, see Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report.

The following table summarizes certain contractual obligations we had at June 30, 2025, that may require us to invest additional amounts into our investment portfolio, which we would fund primarily with operating cash flows.

($ in millions)	Amount of Obligation
Alternative and other investments	$306.1
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	188.3
Non-publicly traded common stock within our equity portfolio	21.1
CMLs	20.7
Privately-placed corporate securities	60.1
Total	$596.3

There is no certainty (i) these additional investments will be required or (ii) about the timing of funding. We expect to have the capacity to fund these commitments through our normal operating and investing activities as they come due.

The following table provides future cash payments on our notes payable as of June 30, 2025, including our 5.9% Senior Notes, details about which are included in the "Capital Markets" discussion above and Note 12. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q:

	Payment Due by Period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
($ in millions)	Total
Notes payable	$910.0	—	60.0	—	850.0
Interest on debt obligation	733.7	55.2	100.9	100.1	477.5
Total	$1,643.7	55.2	160.9	100.1	1,327.5

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

As of June 30, 2025, and December 31, 2024, we had no (i) material guarantees on behalf of others and trading activities involving non-exchange traded contracts accounted for at fair value, (ii) material transactions with related parties other than those disclosed in Note 18. "Related Party Transactions" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report, and (iii) material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

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

Book value per common share increased 9% to $52.09 as of June 30, 2025, from $47.99 as of December 31, 2024, primarily driven by $3.12 in net income (loss) available to common stockholders per diluted common share and a $1.74 decrease in after-tax net unrealized losses on our fixed income securities portfolio, partially offset by $0.76 in dividends to our common stockholders. A decline in benchmark U.S. Treasury rates primarily drove the decrease in net unrealized losses on our fixed income securities. Our adjusted book value per share, which is book value per share excluding total after-tax unrealized gains or losses on investments included in accumulated other comprehensive income (loss), increased to $54.48 as of June 30, 2025, from $52.10 as of December 31, 2024.

Cash Flows
Net cash provided by operating activities increased to $450.9 million in Six Months 2025, compared to $380.3 million in Six Months 2024, primarily driven by higher levels of cash received for premiums. For more information on our underwriting results, refer to "Insurance Operations" above in this MD&A.

Net cash used in investing activities increased to $799.5 million in Six Months 2025, compared to $333.3 million in Six Months 2024, primarily due to the investment of proceeds from our 5.9% Senior Note issuance in Six Months 2025. These proceeds also drove the $323.8 million in net cash provided by financing activities in Six Months 2025, compared to $49.4 million in net cash used in financing activities in Six Months 2024. Partially offsetting cash proceeds from the 5.9% Senior Notes issuance was cash used for share repurchases.

Ratings
Our ratings are as follows:

Nationally Recognized Statistical Rating Organizations	Financial Strength Rating	Outlook
AM Best Company	A+	Stable
Moody's Investors Services	A2	Stable
Fitch Ratings ("Fitch")	A+	Stable
Standard & Poor's Global Ratings	A	Stable

On May 7, 2025, Fitch reaffirmed our "A+" rating with a "stable" outlook. In taking this rating action, Fitch cited our (i) business profile as having favorable competitive positioning within our core standard lines businesses, driven by strong independent agency relationships and (ii) strong capital position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information about market risk set forth in our 2024 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of such period are (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is appropriately accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions about required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Second Quarter 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incidental to our insurance operations, we are routinely engaged in legal proceedings with inherently unpredictable outcomes that could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Note 15. "Litigation" in Item 1. "Financial Statements." of this Form 10-Q and Item 1A. "Risk Factors." below in Part II. "Other Information." As of June 30, 2025, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding our purchases of our common stock in Second Quarter 2025:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Programs (in millions)[2]
April 1 – 30, 2025	1,026	$86.67	—	$—
May 1 – 31, 2025	1,271	87.87	—	—
June 1 – 30, 2025	672	85.80	—	—
Total	2,969	$86.99	—	$—
1Total number of shares purchased includes 2,969 shares purchased from employees to satisfy tax withholding obligations associated with the vesting of their restricted stock units.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2025, no director or officer of the Company adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

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

**101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

**104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL.
* Filed herewith.
** Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	July 25, 2025	By: /s/ John J. Marchioni
John J. Marchioni
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

Date:	July 25, 2025	By: /s/ Patrick S. Brennan
Patrick S. Brennan
Executive Vice President and Chief Financial Officer
(principal financial officer)