Form 10-Q
period 2025-09-30
SELECTIVE INSURANCE GROUP INC
filed 2025-10-24
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 17, 2025, there were 60,409,116 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	September 30, 2025	December 31, 2024
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $24,254 – 2025; $24,735 – 2024)	$24,243	25,375
Less: allowance for credit losses	—	—
Fixed income securities, held-to-maturity, net of allowance for credit losses	24,243	25,375
Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $29,076 – 2025 and $31,948 – 2024; amortized cost: $9,409,353 – 2025 and $8,476,078 – 2024)	9,275,424	8,127,334
Commercial mortgage loans – at carrying value (fair value: $269,141 – 2025 and $224,842 – 2024)	273,681	233,774
Less: allowance for credit losses	(207)	(66)
Commercial mortgage loans, net of allowance for credit losses	273,474	233,708
Equity securities – at fair value (cost: $365,497 – 2025; $211,486 – 2024)	380,105	213,601
Short-term investments	587,911	509,318
Alternative investments	417,066	440,896
Other investments	93,302	101,065
Total investments (Note 4 and 5)	$11,051,525	9,651,297
Cash	430	91
Restricted cash	23,726	62,933
Accrued investment income	86,838	76,892
Premiums receivable	1,638,087	1,488,206
Less: allowance for credit losses (Note 6)	(21,600)	(20,400)
Premiums receivable, net of allowance for credit losses	1,616,487	1,467,806
Reinsurance recoverable	949,434	1,063,145
Less: allowance for credit losses (Note 7)	(2,000)	(2,000)
Reinsurance recoverable, net of allowance for credit losses	947,434	1,061,145
Prepaid reinsurance premiums	274,433	235,378
Current federal income tax	567	—
Deferred federal income tax	113,006	146,788
Property and equipment – at cost, net of accumulated depreciation and amortization of: $306,543 – 2025; $287,685 – 2024	102,417	93,303
Deferred policy acquisition costs	510,257	479,304
Goodwill	7,849	7,849
Other assets	245,442	231,403
Total assets	$14,980,411	13,514,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 8)	$7,076,422	6,589,801
Unearned premiums	2,840,817	2,616,268
Long-term debt	902,317	507,938
Current federal income tax	—	19,706
Accrued salaries and benefits	131,823	121,662
Other liabilities	539,070	538,738
Total liabilities	$11,490,449	10,394,113

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$200,000	200,000
Authorized shares: 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share – 2025 and 2024
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 105,938,680 – 2025; 105,609,364 – 2024	211,877	211,219
Additional paid-in capital	584,425	557,042
Retained earnings	3,373,905	3,139,489
Accumulated other comprehensive income (loss) (Note 11)	(167,316)	(336,845)
Treasury stock – at cost (shares: 45,532,490 – 2025; 44,761,468 – 2024)	(712,929)	(650,829)
Total stockholders’ equity	$3,489,962	3,120,076
Commitments and contingencies
Total liabilities and stockholders’ equity	$14,980,411	13,514,189

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except per share amounts)	2025	2024	2025	2024
Revenues:
Net premiums earned	$1,204,678	1,112,228	$3,551,492	3,243,403
Net investment income earned	138,655	117,759	387,314	334,250
Net realized and unrealized investment gains (losses)	8,057	5,389	12,458	5,051
Other income	8,720	8,930	20,777	22,566
Total revenues	1,360,110	1,244,306	3,972,041	3,605,270

Expenses:
Loss and loss expense incurred	819,031	765,658	2,389,254	2,395,498
Amortization of deferred policy acquisition costs	250,182	235,560	747,923	681,421
Other insurance expenses	127,487	114,689	375,180	338,449
Interest expense	13,253	7,250	36,082	21,633
Corporate expenses	4,446	4,662	30,100	29,314
Total expenses	1,214,399	1,127,819	3,578,539	3,466,315

Income (loss) before federal income tax	145,711	116,487	393,502	138,955

Federal income tax expense (benefit):
Current	39,546	27,142	93,640	30,933
Deferred	(9,175)	(2,933)	(11,317)	(3,455)
Total federal income tax expense (benefit)	30,371	24,209	82,323	27,478

Net income (loss)	$115,340	92,278	$311,179	111,477

Preferred stock dividends	2,300	2,300	6,900	6,900

Net income (loss) available to common stockholders	$113,040	89,978	$304,279	104,577

Earnings per common share:
Net income (loss) available to common stockholders - Basic	$1.87	1.48	$5.01	1.72

Net income (loss) available to common stockholders - Diluted	$1.85	1.47	$4.97	1.71

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2025	2024	2025	2024
Net income (loss)	$115,340	92,278	$311,179	111,477

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	53,248	148,098	141,037	129,211
Unrealized gains (losses) on securities with credit loss recognized in earnings	9,585	34,702	28,378	29,301
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and losses on intent-to-sell available-for-sale securities	458	(986)	(101)	(1,014)
Credit loss (benefit) expense	(655)	(1,732)	(1,853)	1,336
Total unrealized gains (losses) on investment securities	62,636	180,082	167,461	158,834

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial loss	690	764	2,068	2,292
Total defined benefit pension and post-retirement plans	690	764	2,068	2,292
Other comprehensive income (loss)	63,326	180,846	169,529	161,126
Comprehensive income (loss)	$178,666	273,124	$480,708	272,603

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except share and per share amounts)	2025	2024	2025	2024
Preferred stock:
Beginning of period	$200,000	200,000	$200,000	200,000
Issuance of preferred stock	—	—	—	—
End of period	200,000	200,000	200,000	200,000

Common stock:
Beginning of period	211,832	211,032	211,219	210,447
Dividend reinvestment plan	13	11	37	31
Stock purchase and compensation plans	32	64	621	629
End of period	211,877	211,107	211,877	211,107

Additional paid-in capital:
Beginning of period	580,432	545,263	557,042	522,748
Dividend reinvestment plan	496	476	1,514	1,448
Stock purchase and compensation plans	3,497	4,011	25,869	25,554
End of period	584,425	549,750	584,425	549,750

Retained earnings:
Beginning of period	3,284,044	3,001,054	3,139,489	3,029,396
Net income (loss)	115,340	92,278	311,179	111,477
Dividends to preferred stockholders	(2,300)	(2,300)	(6,900)	(6,900)
Dividends to common stockholders	(23,179)	(21,465)	(69,863)	(64,406)
End of period	3,373,905	3,069,567	3,373,905	3,069,567

Accumulated other comprehensive income (loss):
Beginning of period	(230,642)	(392,721)	(336,845)	(373,001)
Other comprehensive income (loss)	63,326	180,846	169,529	161,126
End of period	(167,316)	(211,875)	(167,316)	(211,875)

Treasury stock:
Beginning of period	(676,287)	(641,937)	(650,829)	(635,209)
Acquisition of treasury stock - share repurchase authorization	(36,475)	(8,689)	(55,896)	(8,689)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(167)	(122)	(6,204)	(6,850)
End of period	(712,929)	(650,748)	(712,929)	(650,748)

Total stockholders’ equity	$3,489,962	3,167,801	$3,489,962	3,167,801

Dividends declared per preferred share	$287.50	287.50	$862.50	862.50
Dividends declared per common share	$0.38	0.35	$1.14	1.05

Preferred stock, shares outstanding:
Beginning of period	8,000	8,000	8,000	8,000
Issuance of preferred stock	—	—	—	—
End of period	8,000	8,000	8,000	8,000

Common stock, shares outstanding:
Beginning of period	60,849,553	60,859,948	60,847,896	60,636,437
Dividend reinvestment plan	6,510	5,409	18,690	15,368
Stock purchase and compensation plan	16,209	31,848	310,626	314,776
Acquisition of treasury stock - share repurchase authorization	(464,701)	(103,000)	(698,312)	(103,000)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(1,381)	(1,374)	(72,710)	(70,750)
End of period	60,406,190	60,792,831	60,406,190	60,792,831

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months ended September 30,
($ in thousands)	2025	2024
Operating Activities
Net income (loss)	$311,179	111,477

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,705	27,228
Stock-based compensation expense	20,452	19,797
Undistributed gains of equity method investments	(11,704)	(18,573)
Distributions in excess of current year income of equity method investments	12,781	15,395
Net realized and unrealized (gains) losses	(12,458)	(5,051)
(Gain) loss on disposal of fixed assets	(72)	321

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	600,332	714,659
Increase in unearned premiums, net of prepaid reinsurance	185,494	296,959
(Increase) decrease in net federal income taxes	(31,556)	(22,597)
Increase in premiums receivable	(148,681)	(218,861)
Increase in deferred policy acquisition costs	(30,953)	(63,657)
Increase in accrued investment income	(9,924)	(7,427)
Increase (decrease) in accrued salaries and benefits	10,161	(8,528)
(Increase) decrease in other assets	(15,049)	(33,138)
Increase (decrease) in other liabilities	(46,943)	(40,301)
Net cash provided by (used in) operating activities	856,764	767,703

Investing Activities
Purchases of fixed income securities, held-to-maturity	(2,400)	(2,700)
Purchases of fixed income securities, available-for-sale	(2,544,273)	(1,767,201)
Purchases of commercial mortgage loans	(63,193)	(46,122)
Purchases of equity securities	(141,210)	(25,603)
Purchases of alternative investments and other investments	(83,434)	(66,372)
Purchases of short-term investments	(10,693,027)	(6,829,793)
Sales of fixed income securities, available-for-sale	779,703	743,539
Proceeds from commercial mortgage loans	17,987	11,112
Sales of short-term investments	10,614,642	6,578,742
Redemption and maturities of fixed income securities, held-to-maturity	3,532	3,441
Redemption and maturities of fixed income securities, available-for-sale	902,690	707,322
Sales of equity securities	7,125	12,252
Sales of alternative investments and other investments	44,620	(4)
Distributions from alternative investments and other investments	27,931	17,423
Purchases of property and equipment	(28,762)	(23,337)
Net cash provided by (used in) investing activities	(1,158,069)	(687,301)

Financing Activities
Dividends to preferred stockholders	(6,900)	(6,900)
Dividends to common stockholders	(67,672)	(62,358)
Acquisition of treasury stock	(62,100)	(15,539)
Net proceeds from stock purchase and compensation plans	5,306	5,724
Proceeds from borrowings (net of debt issuance costs of $4.1 million)	395,957	—
Repayments of borrowings	(100)	—
Repayments of finance lease obligations	(2,054)	(1,937)
Net cash provided by (used in) financing activities	262,437	(81,010)
Net increase (decrease) in cash and restricted cash	(38,868)	(608)
Cash and restricted cash, beginning of period	63,024	13,272
Cash and restricted cash, end of period	$24,156	12,664

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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the third quarters ended September 30, 2025 ("Third Quarter 2025") and September 30, 2024 ("Third Quarter 2024"), and the nine-month periods ended September 30, 2025 ("Nine Months 2025") and September 30, 2024 ("Nine Months 2024"). Our Financial Statements do not include all information and disclosures required by GAAP and the SEC for audited annual financial statements. Because interim period results of operations are not necessarily indicative of full-year results, our Financial Statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report") filed with the SEC.

NOTE 2. Adoption of Accounting Pronouncements
We adopted no accounting pronouncements in Nine Months 2025.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) ("ASU 2025-06"). ASU 2025-06 updates the accounting guidance for internal-use software by eliminating references to software development project stages, thereby requiring companies to start capitalizing software costs when (i) management has authorized and committed to funding the project, and (ii) it is probable the project will be completed and the software will be used as intended. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, with early adoption permitted. Amendments can be applied either (i) prospectively, (ii) through a modified transition approach based on the status projects and whether software costs were capitalized before the date of adoption, or (iii) retrospectively. We are currently evaluating the impact of ASU 2025-06 on the Company's financial condition and results of operations.

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Nine Months ended September 30,
($ in thousands)	2025	2024
Cash paid (received) during the period for:
Interest	$8,591	22,823
Federal income tax	4,731	46,000

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	7,648	5,915
Operating cash flows from financing leases	196	152
Financing cash flows from finance leases	2,054	1,937

Non-cash items:
Corporate actions related to equity securities[1]	—	29,250
Corporate actions related to fixed income securities, available-for-sale ("AFS")[1]	44,452	33,745
Conversion of alternative investment to equity securities	20,127	—
Conversion of AFS fixed income securities to equity securities	736	—
Conversion of commercial mortgage loan ("CML") to alternative investment	3,300	—
Assets acquired under finance lease arrangements	—	5,969
Assets acquired under operating lease arrangements	5,625	11,513
Non-cash purchase of property and equipment	14	124
1Examples of corporate actions include like-kind exchanges, non-cash acquisitions, and stock splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	September 30, 2025	December 31, 2024
Cash	$430	91
Restricted cash	23,726	62,933
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$24,156	63,024

Amounts in restricted cash represent cash received from the National Flood Insurance Program ("NFIP") that can only be used to pay flood claims under the Write Your Own program.

NOTE 4. Investments
(a) Information regarding our AFS securities as of September 30, 2025 and December 31, 2024, were as follows:

September 30, 2025	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$158,593	—	134	(15,329)	143,398
Foreign government	10,784	(19)	49	(829)	9,985
Obligations of states and political subdivisions	580,895	(326)	5,977	(25,586)	560,960
Corporate securities	3,366,977	(8,020)	74,035	(73,730)	3,359,262
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS")	2,495,028	(9,234)	29,936	(36,989)	2,478,741
Residential mortgage-backed securities ("RMBS")	2,060,837	(11,368)	18,184	(68,720)	1,998,933
Commercial mortgage-backed securities ("CMBS")	736,239	(109)	5,272	(17,257)	724,145
Total AFS fixed income securities	$9,409,353	(29,076)	133,587	(238,440)	9,275,424

December 31, 2024	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$139,906	—	2	(19,753)	120,155
Foreign government	10,656	(21)	—	(1,333)	9,302
Obligations of states and political subdivisions	483,609	(570)	550	(32,359)	451,230
Corporate securities	3,181,046	(14,924)	25,259	(123,201)	3,068,180
CLO and other ABS	2,065,611	(4,889)	22,116	(49,689)	2,033,149
RMBS	1,812,744	(11,544)	3,880	(112,722)	1,692,358
CMBS	782,506	—	1,478	(31,024)	752,960
Total AFS fixed income securities	$8,476,078	(31,948)	53,285	(370,081)	8,127,334

The following tables provide a roll forward of the allowance for credit losses on our AFS fixed income securities for the indicated periods:

Quarter ended September 30, 2025	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$21	—	—	(2)	—	—	19
Obligations of states and political subdivisions	390	13	—	(77)	—	—	326
Corporate securities	9,571	369	—	(1,568)	(352)	—	8,020
CLO and other ABS	7,230	333	1,938	68	(335)	—	9,234
RMBS	11,422	—	—	25	(79)	—	11,368
CMBS	99	—	—	10	—	—	109
Total AFS fixed income securities	$28,733	715	1,938	(1,544)	(766)	—	29,076

Quarter ended September 30, 2024	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$26	—	—	(2)	—	—	24
Obligations of states and political subdivisions	639	107	—	(266)	(8)	—	472
Corporate securities	15,950	747	—	(4,231)	(432)	—	12,034
CLO and other ABS	3,022	1,575	—	(49)	(86)	—	4,462
RMBS	11,660	—	—	(63)	(88)	—	11,509
CMBS	12	—	—	(9)	—	—	3
Total AFS fixed income securities	$31,309	2,429	—	(4,620)	(614)	—	28,504

Nine Months ended September 30, 2025	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$21	—	—	(2)	—	—	19
Obligations of states and political subdivisions	570	18	—	(156)	(106)	—	326
Corporate securities	14,924	957	—	(6,363)	(1,498)	—	8,020
CLO and other ABS	4,889	2,177	1,938	752	(522)	—	9,234
RMBS	11,544	—	—	163	(339)	—	11,368
CMBS	—	109	—	—	—	—	109
Total AFS fixed income securities	$31,948	3,261	1,938	(5,606)	(2,465)	—	29,076

Nine Months ended September 30, 2024	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$35	—	—	(4)	(7)	—	24
Obligations of states and political subdivisions	669	118	—	(299)	(16)	—	472
Corporate securities	12,999	1,325	—	(1,282)	(999)	(9)	12,034
CLO and other ABS	2,854	1,886	—	(188)	(90)	—	4,462
RMBS	11,649	—	—	139	(279)	—	11,509
CMBS	6	—	—	(3)	—	—	3
Total AFS fixed income securities	$28,212	3,329	—	(1,637)	(1,391)	(9)	28,504

During Nine Months 2025 and Nine Months 2024, we had no write-offs or recoveries of our AFS fixed income securities.

For information on our methodology and significant inputs used to measure expected credit losses, our accounting policy for recognizing write-offs of uncollectible amounts, and our treatment of accrued interest, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report. Accrued interest on AFS securities was $84.0 million as of September 30, 2025, and $74.3 million as of December 31, 2024. We did not record any material write-offs of accrued interest in Nine Months 2025 and Nine Months 2024.

(b) Quantitative information about unrealized losses on our AFS portfolio follows:

September 30, 2025	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$14,800	(200)	110,360	(15,129)	125,160	(15,329)
Foreign government	—	—	9,040	(829)	9,040	(829)
Obligations of states and political subdivisions	70,170	(1,158)	225,951	(24,428)	296,121	(25,586)
Corporate securities	186,603	(3,200)	841,224	(70,530)	1,027,827	(73,730)
CLO and other ABS	312,803	(6,383)	491,315	(30,606)	804,118	(36,989)
RMBS	284,520	(2,875)	710,469	(65,845)	994,989	(68,720)
CMBS	46,613	(1,476)	326,468	(15,781)	373,081	(17,257)
Total AFS fixed income securities	$915,509	(15,292)	2,714,827	(223,148)	3,630,336	(238,440)

December 31, 2024	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$14,708	(70)	105,326	(19,683)	120,034	(19,753)
Foreign government	—	—	9,302	(1,333)	9,302	(1,333)
Obligations of states and political subdivisions	153,996	(3,539)	247,735	(28,820)	401,731	(32,359)
Corporate securities	684,999	(11,699)	1,083,392	(111,502)	1,768,391	(123,201)
CLO and other ABS	349,786	(6,296)	601,057	(43,393)	950,843	(49,689)
RMBS	714,061	(21,206)	677,574	(91,516)	1,391,635	(112,722)
CMBS	184,394	(2,870)	417,472	(28,154)	601,866	(31,024)
Total AFS fixed income securities	$2,101,944	(45,680)	3,141,858	(324,401)	5,243,802	(370,081)

We currently do not intend to sell any of the securities summarized in the tables above, nor do we believe we will be required to sell any of them. The decrease in gross unrealized losses at September 30, 2025, compared to December 31, 2024, was primarily driven by a decrease in benchmark U.S. Treasury rates. Considering these factors and our review of these securities under our credit loss policy as described in Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report, we have concluded that no additional allowance for credit loss is required on these balances beyond the allowance for credit loss recorded as of September 30, 2025. This conclusion reflects our current judgment about the financial position and future prospects of the entities that issued the investment security and underlying collateral.

(c) AFS and held-to-maturity ("HTM") fixed income securities at September 30, 2025, by contractual maturity are shown below. The maturities of RMBS, CMBS, CLO and other ABS securities were calculated using each security's expected maturities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$560,606	68	68
Due after one year through five years	3,627,688	15,840	15,649
Due after five years through 10 years	3,922,594	8,335	8,537
Due after 10 years	1,164,536	—	—
Total fixed income securities	$9,275,424	24,243	24,254

(d) The following table summarizes our alternative investment portfolio by strategy:

	September 30, 2025			December 31, 2024
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss	Carrying Value	Remaining Commitment	Maximum Exposure to Loss
Alternative Investments
Private equity	$334,659	161,065	495,724	346,020	182,355	528,375
Private credit	36,928	134,693	171,621	52,100	99,185	151,285
Real assets	45,479	50,352	95,831	42,776	38,950	81,726
Total alternative investments	$417,066	346,110	763,176	440,896	320,490	761,386

We are contractually committed to make additional investments up to the remaining commitments stated above. We did not provide any non-contractual financial support during 2025 or 2024.

The following table shows gross summarized financial information for our alternative investments portfolio, including the portion we do not own. As the majority of these investments report results to us on a one-quarter lag, the summarized financial statement information is for the 3- and 9-month periods ended June 30:

Income Statement Information	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2025	2024	2025	2024
Net investment income (loss)	$(192.1)	230.6	$460.0	127.0
Realized gains	4,429.6	1,878.3	5,992.2	5,263.4
Net change in unrealized appreciation (depreciation)	(1,919.7)	607.7	935.7	7,277.0
Net income	$2,317.8	2,716.6	$7,387.9	12,667.4
Alternative investment income included in "Net investment income earned" on our Consolidated Statements of Income	$11.8	9.0	$22.9	26.4

(e) We have pledged certain AFS fixed income securities as collateral related to our borrowing relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). We also had certain securities on deposit with various state and regulatory agencies at September 30, 2025, to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at September 30, 2025:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	24.5	24.5
Obligations of states and political subdivisions	—	—	1.8	1.8
RMBS	65.4	20.4	0.5	86.3
CMBS	—	6.1	—	6.1
Total pledged as collateral	$65.4	26.5	26.8	118.7

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than to certain U.S. government agencies, as of September 30, 2025, or December 31, 2024.

(g) The components of pre-tax net investment income earned were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2025	2024	2025	2024
Fixed income securities	$117,242	98,464	$338,057	286,501
CMLs	3,999	3,238	11,375	9,177
Equity securities	5,164	5,362	13,639	12,147
Short-term investments	5,712	6,457	17,212	14,656
Alternative investments	11,769	9,031	22,852	26,429
Other investments	171	251	565	632
Investment expenses	(5,402)	(5,044)	(16,386)	(15,292)
Net investment income earned	$138,655	117,759	$387,314	334,250

The increase in net investment income earned in Third Quarter 2025 and Nine Months 2025 compared to the same prior-year periods was primarily driven by active portfolio management, operating cash flow deployment, and net proceeds from the issuance of our 5.90% Senior Notes in the first quarter of 2025. For additional information regarding our 5.90% Senior Notes issuance, see Note 12. "Indebtedness" in Item 1. "Financial Statements" of this Form 10-Q.

(h) The following table summarizes net realized and unrealized investment gains and losses for the periods indicated:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2025	2024	2025	2024
Gross gains on sales	$8,311	4,159	$12,192	10,681
Gross losses on sales	(8,886)	(2,012)	(13,663)	(5,228)
Net realized gains (losses) on disposals	(575)	2,147	(1,471)	5,453
Net unrealized gains (losses) on equity securities	7,802	2,407	12,492	3,006
Net credit loss benefit (expense) on fixed income securities, AFS	829	2,191	2,345	(1,692)
Net credit loss benefit (expense) on CMLs	1	(2)	(149)	134
Losses on securities for which we have the intent to sell	—	(752)	(759)	(1,248)
Other realized gains (losses)	—	(602)	—	(602)
Net realized and unrealized investment gains (losses)	$8,057	5,389	$12,458	5,051

Net unrealized gains and losses recognized in income on equity securities, as reflected in the table above, included the following:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2025	2024	2025	2024
Unrealized gains (losses) recognized in income on equity securities:
On securities remaining in our portfolio at end of period	$7,802	1,997	$11,341	4,904
On securities sold in period	—	410	1,151	(1,898)
Total unrealized gains (losses) recognized in income on equity securities	$7,802	2,407	$12,492	3,006

NOTE 5. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and fair values of our financial liabilities as of September 30, 2025, and December 31, 2024:

	September 30, 2025		December 31, 2024
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$49,934	56,846	49,931	54,657
5.90% Senior Notes	399,916	415,713	—	—
6.70% Senior Notes	99,610	109,411	99,590	103,057
5.375% Senior Notes	294,710	275,690	294,627	273,464
3.03% borrowings from FHLBI	60,000	59,435	60,000	58,516
Subtotal long-term debt	904,170	917,095	504,148	489,694
Unamortized debt issuance costs	(6,081)		(2,492)
Finance lease obligations	4,228		6,282
Total long-term debt	$902,317		507,938

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at September 30, 2025, and December 31, 2024:

September 30, 2025		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$143,398	38,836	104,562	—
Foreign government	9,985	—	9,985	—
Obligations of states and political subdivisions	560,960	—	553,330	7,630
Corporate securities	3,359,262	—	3,041,995	317,267
CLO and other ABS	2,478,741	—	1,982,705	496,036
RMBS	1,998,933	—	1,993,450	5,483
CMBS	724,145	—	723,808	337
Total AFS fixed income securities	9,275,424	38,836	8,409,835	826,753
Equity securities:
Common stock[1]	378,259	102,721	—	—
Preferred stock	1,846	1,846	—	—
Total equity securities	380,105	104,567	—	—
Short-term investments	587,911	570,513	17,398	—
Total assets measured at fair value	$10,243,440	713,916	8,427,233	826,753

December 31, 2024		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$120,155	35,518	84,637	—
Foreign government	9,302	—	9,302	—
Obligations of states and political subdivisions	451,230	—	443,804	7,426
Corporate securities	3,068,180	—	2,825,501	242,679
CLO and other ABS	2,033,149	—	1,665,155	367,994
RMBS	1,692,358	—	1,692,358	—
CMBS	752,960	—	752,620	340
Total AFS fixed income securities	8,127,334	35,518	7,473,377	618,439
Equity securities:
Common stock[1]	211,767	41,445	—	808
Preferred stock	1,834	1,834	—	—
Total equity securities	213,601	43,279	—	808
Short-term investments	509,318	474,225	35,093	—
Total assets measured at fair value	$8,850,253	553,022	7,508,470	619,247
1Investments amounting to $275.5 million at September 30, 2025, and $169.5 million at December 31, 2024, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. These investments are not redeemable, and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following tables provide a summary of Level 3 changes in Nine Months 2025 and Nine Months 2024:

September 30, 2025
($ in thousands)	Obligations of States and Political Subdivisions	Corporate Securities	CLO and Other ABS	RMBS	CMBS	Common Stock	Total
Fair value, December 31, 2024	$7,426	242,679	367,994	—	340	808	619,247
Total net gains (losses) for the period included in:
Other comprehensive income (loss) ("OCI")	132	7,164	1,894	8	—	—	9,198
Net realized and unrealized gains (losses)	144	286	39	—	—	655	1,124
Net investment income earned	—	35	48	(1)	4	—	86
Purchases	—	61,531	115,903	5,555	—	—	182,989
Sales	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(72)	(13,704)	(35,827)	(79)	(7)	(1,463)	(51,152)
Transfers into Level 3	—	19,571	85,788	—	—	—	105,359
Transfers out of Level 3	—	(295)	(39,803)	—	—	—	(40,098)
Fair value, September 30, 2025	$7,630	317,267	496,036	5,483	337	—	826,753

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	144	285	39	—	—	—	468
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	132	7,169	1,214	8	—	—	8,523

September 30, 2024
($ in thousands)	Obligation of state and Political Subdivisions	Corporate Securities	CLO and Other ABS	RMBS	CMBS	Common Stock	Total
Fair value, December 31, 2023	$7,834	297,332	245,313	—	356	854	551,689
Total net gains (losses) for the period included in:
OCI	25	13,716	4,058	77	15	—	17,891
Net realized and unrealized gains (losses)	(60)	556	(242)	—	—	21	275
Net investment income earned	—	(443)	191	1	(2)	—	(253)
Purchases	—	22,611	98,789	4,888	—	—	126,288
Sales	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(68)	(22,005)	(28,560)	(255)	(7)	—	(50,895)
Transfers into Level 3	—	28,896	19,671	—	—	—	48,567
Transfers out of Level 3	—	(91,124)	(31,002)	(4,711)	—	—	(126,837)
Fair value, September 30, 2024	$7,731	249,539	308,218	—	362	875	566,725

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	(60)	568	(242)	—	—	213	479
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	25	13,305	4,636	77	15	—	18,058

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements of Level 3 assets at September 30, 2025, and December 31, 2024:

September 30, 2025
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$181,753	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 5.3%	1.9%
CLO and other ABS	276,567	Discounted Cash Flow	Illiquidity Spread	(1.8)% - 19.6%	2.1%
Total internal valuations	458,320
Other[1]	368,433
Total Level 3 securities	$826,753

December 31, 2024
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$147,294	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 5.3%	1.7%
CLO and other ABS	249,506	Discounted Cash Flow	Illiquidity Spread	(0.97)% - 19.6%	1.9%
Total internal valuations	396,800
Other[1]	222,447
Total Level 3 securities	$619,247
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

The following tables provide quantitative information about our financial assets and liabilities that were not measured at fair value, but were disclosed as such at September 30, 2025, and December 31, 2024:

September 30, 2025		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	$24,254	—	24,254	—
Total HTM fixed income securities	24,254	—	24,254	—

CMLs	$269,141	—	—	269,141

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$56,846	—	56,846	—
5.90% Senior Notes	415,713	—	415,713	—
6.70% Senior Notes	109,411	—	109,411	—
5.375% Senior Notes	275,690	—	275,690	—
3.03% borrowings from FHLBI	59,435	—	59,435	—
Total long-term debt	$917,095	—	917,095	—

December 31, 2024		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	$24,735	—	24,735	—
Total HTM fixed income securities	24,735	—	24,735	—

CMLs	$224,842	—	—	224,842

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$54,657	—	54,657	—
6.70% Senior Notes	103,057	—	103,057	—
5.375% Senior Notes	273,464	—	273,464	—
3.03% borrowings from FHLBI	58,516	—	58,516	—
Total long-term debt	$489,694	—	489,694	—

NOTE 6. Allowance for Credit Losses on Premiums Receivable
The following table provides a roll forward of the allowance for credit losses on our premiums receivable balance for the indicated periods:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2025	2024	2025	2024
Balance at beginning of period	$21,800	21,100	$20,400	18,900
Current period change for expected credit losses	2,148	1,970	7,947	6,242
Write-offs charged against the allowance for credit losses	(2,693)	(2,764)	(7,896)	(5,540)
Recoveries	345	494	1,149	1,198
Allowance for credit losses, end of period	$21,600	20,800	$21,600	20,800

For a discussion of the methodology used to evaluate our estimate of expected credit losses on premiums receivable, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report.

NOTE 7. Reinsurance
We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. The following tables provide (i) a disaggregation of our reinsurance recoverable balance by financial strength rating and (ii) an aging analysis of our past due reinsurance recoverable balances as of September 30, 2025, and December 31, 2024:

	September 30, 2025
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$130,997	1,113	132,110
A+	555,236	7,671	562,907
A	134,999	3,170	138,169
A-	2,619	264	2,883
Total rated reinsurers	823,851	12,218	836,069

Non-rated reinsurers
Federal and state pools	101,867	—	101,867
Other than federal and state pools	11,444	54	11,498
Total non-rated reinsurers	113,311	54	113,365

Total reinsurance recoverable, gross	$937,162	12,272	949,434
Less: allowance for credit losses			(2,000)
Total reinsurance recoverable, net			947,434

	December 31, 2024
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$111,481	225	111,706
A+	483,317	5,205	488,522
A	131,087	819	131,906
A-	5,421	149	5,570
Total rated reinsurers	731,306	6,398	737,704

Non-rated reinsurers
Federal and state pools	318,785	—	318,785
Other than federal and state pools	6,647	9	6,656
Total non-rated reinsurers	325,432	9	325,441

Total reinsurance recoverable, gross	$1,056,738	6,407	1,063,145
Less: allowance for credit losses			(2,000)
Total reinsurance recoverable, net			1,061,145

The $216.9 million decrease in "Federal and state pools" as of September 30, 2025, compared to December 31, 2024, primarily relates to claim payments on Hurricane Helene losses reserved for at December 31, 2024. These losses relate to our participation in the NFIP Write Your Own Program, and are 100% ceded to the NFIP.

The following table provides a roll forward of the allowance for credit losses on our reinsurance recoverable balance for the periods indicated:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2025	2024	2025	2024
Balance at beginning of period	$2,000	1,700	$2,000	1,700
Current period change for expected credit losses	—	300	—	300
Write-offs charged against the allowance for credit losses	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses, end of period	$2,000	2,000	$2,000	2,000

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

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2025	2024	2025	2024
Premiums written:
Direct	$1,411,730	1,335,475	$4,325,386	4,051,124
Assumed	7,542	7,611	18,960	20,009
Ceded	(211,356)	(185,446)	(607,358)	(530,771)
Net	1,207,916	1,157,640	3,736,988	3,540,362
Premiums earned:
Direct	1,387,891	1,279,783	4,101,417	3,727,847
Assumed	6,306	6,972	18,379	18,942
Ceded	(189,519)	(174,527)	(568,304)	(503,386)
Net	1,204,678	1,112,228	3,551,492	3,243,403
Loss and loss expense incurred:
Direct	966,358	1,194,224	2,726,959	2,957,610
Assumed	5,260	6,104	15,895	17,143
Ceded	(152,587)	(434,670)	(353,600)	(579,255)
Net	$819,031	765,658	$2,389,254	2,395,498

NOTE 8. Reserve for Loss and Loss Expense
The table below provides a roll forward of the reserve for loss and loss expense for beginning and ending reserve balances:

	Nine Months ended September 30,
($ in thousands)	2025	2024
Gross reserve for loss and loss expense, at beginning of period	$6,589,801	5,336,911
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of period	1,022,245	618,601
Net reserve for loss and loss expense, at beginning of period	5,567,556	4,718,310
Incurred loss and loss expense for claims occurring in the:
Current year	2,319,158	2,212,750
Prior years	70,096	182,748
Total incurred loss and loss expense	2,389,254	2,395,498
Paid loss and loss expense for claims occurring in the:
Current year	594,811	638,494
Prior years	1,199,822	1,053,299
Total paid loss and loss expense	1,794,633	1,691,793
Net reserve for loss and loss expense, at end of period	6,162,177	5,422,015
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	914,245	1,029,981
Gross reserve for loss and loss expense, at end of period	$7,076,422	6,451,996

Prior year reserve development in Nine Months 2025 was unfavorable by $70.1 million, consisting of $90.0 million of unfavorable casualty reserve development, partially offset by $19.9 million of favorable property reserve development. Our Standard Commercial Lines segment drove the unfavorable casualty reserve development consisting of (i) $60.0 million in our commercial automobile line of business, related to increased severities primarily in accident years 2022 through 2024 and (ii) $20.0 million in our general liability line of business, driven by higher severities primarily in accident years 2022 through 2024. We also had unfavorable development of $10.0 million in our personal automobile line of business, primarily related to increased severities in accident year 2024.

Prior year reserve development in Nine Months 2024 was unfavorable by $182.7 million, consisting of $211.0 million of unfavorable casualty reserve development, partially offset by $28.3 million of favorable property reserve development. Our Standard Commercial Lines segment drove the unfavorable casualty reserve development consisting of (i) $216.0 million in our general liability line of business, primarily driven by increased severities in accident years 2020 through 2023, (ii) $20.0 million in our commercial automobile line of business, partially offset by (iii) $20.0 million of favorable casualty reserve development in our workers compensation line of business and (iv) $5.0 million in our bonds line of business.

Additionally in Nine Months 2024, in our Standard Personal Lines segment, we had unfavorable casualty reserve development of $5.0 million in our personal automobile line of business, offset by favorable development of $5.0 million in our homeowners line of business.

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

(a) The following table presents revenues by segments and a reconciliation to consolidated revenue.

Revenue by Segment	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2025	2024	2025	2024
Standard Commercial Lines:
Net premiums earned:
General liability	$312,556	286,641	$913,086	840,153
Commercial automobile	294,014	269,036	866,358	781,408
Commercial property	194,037	174,855	571,594	504,919
Workers compensation	75,528	81,296	236,588	251,389
Businessowners' policies	49,673	43,091	144,982	124,653
Bonds	13,046	12,511	39,559	37,067
Other	8,418	7,949	24,950	23,393
Miscellaneous income	8,152	8,189	18,932	20,537
Total Standard Commercial Lines revenue	955,424	883,568	2,816,049	2,583,519
Standard Personal Lines:
Net premiums earned:
Personal automobile	49,933	56,599	154,188	171,103
Homeowners	48,742	47,251	144,997	137,419
Other	2,844	3,671	8,366	9,266
Miscellaneous income	534	692	1,682	1,927
Total Standard Personal Lines revenue	102,053	108,213	309,233	319,715
E&S Lines:
Net premiums earned:
Casualty lines	92,771	77,471	265,290	222,996
Property lines	63,116	51,857	181,534	139,637
Miscellaneous income	34	49	163	102
Total E&S Lines revenue	155,921	129,377	446,987	362,735
Investments:
Net investment income earned	138,655	117,759	387,314	334,250
Net realized and unrealized investment gains (losses)	8,057	5,389	12,458	5,051
Total Investments revenue	146,712	123,148	399,772	339,301
Total revenues	$1,360,110	1,244,306	$3,972,041	3,605,270

(b) The following tables present information about our segments' pre- and after-tax income, significant expenses, and reconciliations to consolidated results for the periods indicated.

Quarter Ended September 30, 2025	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
($ in thousands)
Total segment revenues	$955,424	102,053	155,921	1,213,398	146,712	1,360,110

Loss and loss expense incurred:
Net catastrophe losses	15,013	12,160	(2,274)	24,899	—	24,899
Non-catastrophe property loss and loss expense	118,749	39,907	10,974	169,630	—	169,630
(Favorable)/unfavorable prior year casualty reserve development	35,000	5,000	—	40,000	—	40,000
Current year casualty loss costs	489,196	32,223	63,083	584,502	—	584,502
Total loss and loss expense incurred	657,958	89,290	71,783	819,031	—	819,031
Net underwriting expenses incurred:
Commissions to distribution partners	173,294	4,083	35,150	212,527	—	212,527
Salaries and employee benefits	79,150	9,620	7,636	96,406	—	96,406
Other segment expenses	54,322	9,303	4,235	67,860	—	67,860
Total net underwriting expenses incurred	306,766	23,006	47,021	376,793	—	376,793
Dividends to policyholders	876	—	—	876	—	876

Segment income (loss), before federal income tax	(10,176)	(10,243)	37,117	16,698	146,712	163,410
Federal income tax (expense) benefit				(3,507)	(30,380)	(33,887)
Segment income (loss), after federal income tax				13,191	116,332	129,523

Reconciliation of segment income (loss) to consolidated income before and after federal income tax
Total segment income (loss)						163,410
Interest expense						(13,253)
Corporate expenses						(4,446)
Income before federal income tax						145,711
Federal income tax (expense) benefit on segment income (loss)						(33,887)
Federal income tax (expense) benefit on interest and corporate expenses						3,516
Total federal income tax (expense) benefit						(30,371)
Net income						115,340
Preferred stock dividends						(2,300)
Net income available to common stockholders						113,040

Quarter Ended September 30, 2024	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
($ in thousands)
Total segment revenues	$883,568	108,213	129,377	1,121,158	123,148	1,244,306

Loss and loss expense incurred:
Net catastrophe losses	100,429	41,688	6,687	148,804	—	148,804
Non-catastrophe property loss and loss expense	95,864	37,964	12,919	146,747	—	146,747
(Favorable)/unfavorable prior year casualty reserve development	—	—	—	—	—	—
Current year casualty loss costs	395,271	26,461	48,375	470,107	—	470,107
Total loss and loss expense incurred	591,564	106,113	67,981	765,658	—	765,658
Net underwriting expenses incurred:
Commissions to distribution partners	162,947	7,498	28,470	198,915	—	198,915
Salaries and employee benefits	74,279	9,291	6,798	90,368	—	90,368
Other segment expenses	46,109	9,085	4,422	59,616	—	59,616
Total net underwriting expenses incurred	283,335	25,874	39,690	348,899	—	348,899
Dividends to policyholders	1,350	—	—	1,350		1,350

Segment income (loss), before federal income tax	7,319	(23,774)	21,706	5,251	123,148	128,399
Federal income tax (expense) benefit				(1,103)	(25,511)	(26,614)
Segment income (loss), after federal income tax				4,148	97,637	101,785

Reconciliation of segment income (loss) to consolidated income before and after federal income tax
Total segment income (loss)						128,399
Interest expense						(7,250)
Corporate expenses						(4,662)
Income before federal income tax						116,487
Federal income tax (expense) benefit on segment income (loss)						(26,614)
Federal income tax (expense) benefit on interest and corporate expenses						2,405
Total federal income tax (expense) benefit						(24,209)
Net income						92,278
Preferred stock dividends						(2,300)
Net income available to common stockholders						89,978

Nine Months ended September 30, 2025
($ in thousands)	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
Total segment revenues	$2,816,049	309,233	446,987	3,572,269	399,772	3,972,041

Loss and loss expense incurred:
Net catastrophe losses	85,705	33,864	28,619	148,188	—	148,188
Non-catastrophe property loss and loss expense	379,423	104,667	37,475	521,565	—	521,565
(Favorable)/unfavorable prior year casualty reserve development	80,000	10,000	—	90,000	—	90,000
Current year casualty loss costs	1,361,262	87,405	180,834	1,629,501	—	1,629,501
Total loss and loss expense incurred	1,906,390	235,936	246,928	2,389,254	—	2,389,254
Net underwriting expenses incurred:
Commissions to distribution partners	516,871	17,958	101,625	636,454	—	636,454
Salaries and employee benefits	237,604	27,045	22,743	287,392	—	287,392
Other segment expenses	155,576	27,950	12,721	196,247	—	196,247
Total net underwriting expenses incurred	910,051	72,953	137,089	1,120,093	—	1,120,093
Dividends to policyholders	3,010	—	—	3,010	—	3,010

Segment income (loss), before federal income tax	(3,402)	344	62,970	59,912	399,772	459,684
Federal income tax (expense) benefit				(12,582)	(82,921)	(95,503)
Segment income (loss), after federal income tax				47,330	316,851	364,181

Reconciliation of segment income (loss) to consolidated income before and after federal income tax
Total segment income (loss)						459,684
Interest expense						(36,082)
Corporate expenses						(30,100)
Income before federal income tax						393,502
Federal income tax (expense) benefit on segment income (loss)						(95,503)
Federal income tax (expense) benefit on interest and corporate expenses						13,180
Total federal income tax (expense) benefit						(82,323)
Net income						311,179
Preferred stock dividends						(6,900)
Net income available to common stockholders						304,279

Nine Months ended September 30, 2024
($ in thousands)	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
Total segment revenues	$2,583,519	319,715	362,735	3,265,969	339,301	3,605,270

Loss and loss expense incurred:
Net catastrophe losses	189,781	78,929	25,869	294,579	—	294,579
Non-catastrophe property loss and loss expense	335,410	125,192	42,805	503,407	—	503,407
(Favorable)/unfavorable prior year casualty reserve development	211,000	—	—	211,000	—	211,000
Current year casualty loss costs	1,159,160	87,776	139,576	1,386,512	—	1,386,512
Total loss and loss expense incurred	1,895,351	291,897	208,250	2,395,498	—	2,395,498
Net underwriting expenses incurred:
Commissions to distribution partners	474,267	23,121	80,079	577,467	—	577,467
Salaries and employee benefits	215,667	27,330	19,097	262,094	—	262,094
Other segment expenses	135,757	25,777	13,117	174,651	—	174,651
Total net underwriting expenses incurred	825,691	76,228	112,293	1,014,212	—	1,014,212
Dividends to policyholders	5,658	—	—	5,658	—	5,658

Segment income (loss), before federal income tax	(143,181)	(48,410)	42,192	(149,399)	339,301	189,902
Federal income tax (expense) benefit				31,374	(70,029)	(38,655)
Segment income (loss), after federal income tax				(118,025)	269,272	151,247

Reconciliation of segment income (loss) to consolidated income before and after federal income tax
Total segment income (loss)						189,902
Interest expense						(21,633)
Corporate expenses						(29,314)
Income before federal income tax						138,955
Federal income tax (expense) benefit on segment income (loss)						(38,655)
Federal income tax (expense) benefit on interest and corporate expenses						11,177
Total federal income tax (expense) benefit						(27,478)
Net income						111,477
Preferred stock dividends						(6,900)
Net income available to common stockholders						104,577
The "Other segment expenses" primarily consist of (i) fees paid for licenses, (ii) depreciation expense, and (iii) general overhead items to operate our business operations, including travel, postage, telephone, and utility expenses. "Loss and loss expense incurred" includes a portion of salaries and employee benefits related to claims personnel.

(c) The following tables present reconciliations of our segments' ROE contributions and combined ratios to consolidated results.

ROE	Quarter ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
Standard Commercial Lines segment	(1.0)%	0.8	(0.1)%	(5.4)
Standard Personal Lines segment	(1.0)	(2.6)	—	(1.8)
E&S Lines segment	3.6	2.4	2.1	1.6
Total insurance operations	1.6	0.6	2.0	(5.6)

Net investment income earned	13.6	13.1	13.2	12.6
Net realized and unrealized investment gains (losses)	0.8	0.5	0.4	0.2
Total investments segment	14.4	13.6	13.6	12.8

Other	(2.0)	(1.6)	(2.6)	(2.2)
ROE	14.0	12.6	13.0	5.0

Combined Ratio	Quarter ended September 30,				Nine Months ended September 30,
	2025		2024		2025		2024
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Standard Commercial Lines:
Net premiums earned	$947,272		875,379		$2,797,117		2,562,982
Loss and loss expense incurred	657,958	69.5%	591,564	67.6	1,906,390	68.1%	1,895,351	74.0
Net underwriting expenses incurred[1]	298,614	31.5	275,146	31.4	891,119	31.9	805,154	31.4
Dividends to policyholders	876	0.1	1,350	0.2	3,010	0.1	5,658	0.2
Underwriting income (loss)	(10,176)	101.1	7,319	99.2	(3,402)	100.1	(143,181)	105.6

Standard Personal Lines:
Net premiums earned	101,519		107,521		307,551		317,788
Loss and loss expense incurred	89,290	88.0	106,113	98.7	235,936	76.7	291,897	91.8
Net underwriting expenses incurred[1]	22,472	22.1	25,182	23.4	71,271	23.2	74,301	23.4
Underwriting income (loss)	(10,243)	110.1	(23,774)	122.1	344	99.9	(48,410)	115.2

E&S Lines:
Net premiums earned	155,887		129,328		446,824		362,633
Loss and loss expense incurred	71,783	46.1	67,981	52.5	246,928	55.3	208,250	57.5
Net underwriting expenses incurred[1]	46,987	30.1	39,641	30.7	136,926	30.6	112,191	30.9
Underwriting income (loss)	37,117	76.2	21,706	83.2	62,970	85.9	42,192	88.4

Total Insurance Operations:
Net premiums earned	1,204,678		1,112,228		3,551,492		3,243,403
Loss and loss expense incurred	819,031	67.9	765,658	68.8	2,389,254	67.2	2,395,498	73.8
Net underwriting expenses incurred[1]	368,073	30.6	339,969	30.6	1,099,316	31.0	991,646	30.6
Dividends to policyholders	876	0.1	1,350	0.1	3,010	0.1	5,658	0.2
Underwriting income (loss)	16,698	98.6	5,251	99.5	59,912	98.3	(149,399)	104.6
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

The following tables provide information about the Pension Plan:

	Pension Plan
	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2025	2024	2025	2024
Net Periodic Pension Cost (Benefit):
Interest cost	$3,974	3,888	$11,920	11,664
Expected return on plan assets	(5,339)	(5,382)	(16,017)	(16,147)
Amortization of unrecognized net actuarial loss	868	955	2,604	2,865
Total net periodic pension cost (benefit)[1]	$(497)	(539)	$(1,493)	(1,618)
1The components of net periodic pension cost (benefit) are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	Nine Months ended September 30
	2025	2024
Weighted-Average Expense Assumptions:
Discount rate	5.69%	5.02%
Effective interest rate for calculation of interest cost	5.42	4.91
Expected return on plan assets	6.60	6.40

NOTE 11. Comprehensive Income (Loss)
The components of comprehensive income (loss), both gross and net of tax, for Third Quarter 2025 and Nine Months 2025 and Third Quarter 2024 and Nine Months 2024 were as follows:

Third Quarter 2025
($ in thousands)	Gross	Tax	Net
Net income (loss)	$145,711	30,371	115,340
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	67,404	14,156	53,248
Unrealized gains (losses) on securities with credit loss recognized in earnings	12,134	2,549	9,585
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	580	122	458
Credit loss (benefit) expense	(829)	(174)	(655)
Total unrealized gains (losses) on investment securities	79,289	16,653	62,636
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	872	182	690
Total defined benefit pension and post-retirement plans	872	182	690
Other comprehensive income (loss)	80,161	16,835	63,326
Comprehensive income (loss)	$225,872	47,206	178,666

Third Quarter 2024
($ in thousands)	Gross	Tax	Net
Net income (loss)	$116,487	24,209	92,278
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	187,465	39,367	148,098
Unrealized gains (losses) on securities with credit loss recognized in earnings	43,927	9,225	34,702
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	(1,249)	(263)	(986)
Credit loss (benefit) expense	(2,191)	(459)	(1,732)
Total unrealized gains (losses) on investment securities	227,952	47,870	180,082
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	967	203	764
Total defined benefit pension and post-retirement plans	967	203	764
Other comprehensive income (loss)	228,919	48,073	180,846
Comprehensive income (loss)	$345,406	72,282	273,124

Nine Months 2025
($ in thousands)	Gross	Tax	Net
Net income (loss)	$393,502	82,323	311,179
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	178,528	37,491	141,037
Unrealized gains (losses) on securities with credit loss recognized in earnings	35,922	7,544	28,378
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	(128)	(27)	(101)
Credit loss (benefit) expense	(2,345)	(492)	(1,853)
Total unrealized gains (losses) on investment securities	211,977	44,516	167,461
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	2,617	549	2,068
Total defined benefit pension and post-retirement plans	2,617	549	2,068
Other comprehensive income (loss)	214,594	45,065	169,529
Comprehensive income (loss)	$608,096	127,388	480,708

Nine Months 2024
($ in thousands)	Gross	Tax	Net
Net income (loss)	$138,955	27,478	111,477
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	163,558	34,347	129,211
Unrealized gains (losses) on securities with credit loss recognized in earnings	37,090	7,789	29,301
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	(1,284)	(270)	(1,014)
Credit loss (benefit) expense	1,692	356	1,336
Total unrealized gains (losses) on investment securities	201,056	42,222	158,834
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	2,901	609	2,292
Total defined benefit pension and post-retirement plans	2,901	609	2,292
Other comprehensive income (loss)	203,957	42,831	161,126
Comprehensive income (loss)	$342,912	70,309	272,603

The following table shows each component of accumulated other comprehensive income (loss) ("AOCI") (net of taxes), including balances and changes, as of September 30, 2025:

September 30, 2025	Net Unrealized Gains (Losses) on Investment Securities			Defined Benefit Pension and Post-Retirement Plans	Total AOCI
($ in thousands)	Credit Loss Related[1]	All Other	Investments Subtotal
Balance, December 31, 2024	$(72,206)	(178,057)	(250,263)	(86,582)	(336,845)
OCI before reclassifications	28,378	141,037	169,415	—	169,415
Amounts reclassified from AOCI	(1,853)	(101)	(1,954)	2,068	114
Net current period OCI	26,525	140,936	167,461	2,068	169,529
Balance, September 30, 2025	$(45,681)	(37,121)	(82,802)	(84,514)	(167,316)
1Represents change in unrealized gains (losses) on securities with credit loss recognized in earnings.

The reclassifications out of AOCI were as follows:

	Quarter ended September 30,		Nine Months ended September 30,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2025	2024	2025	2024
Net realized (gains) losses on disposals and intent-to-sell AFS securities
Net realized (gains) losses	$580	(1,249)	$(128)	(1,284)	Net realized and unrealized investment gains (losses)
Tax (benefit) expense	(122)	263	27	270	Total federal income tax expense (benefit)
Net of taxes	458	(986)	(101)	(1,014)	Net income (loss)
Credit loss related
Credit loss (benefit) expense	(829)	(2,191)	(2,345)	1,692	Net realized and unrealized investment gains (losses)
Tax (benefit) expense	174	459	492	(356)	Total federal income tax expense (benefit)
Net of taxes	(655)	(1,732)	(1,853)	1,336	Net income (loss)
Defined benefit pension and post-retirement life plans
Net actuarial loss	201	222	602	667	Loss and loss expense incurred
Net actuarial loss	671	745	2,015	2,234	Other insurance expenses
Total	872	967	2,617	2,901	Income (loss) before federal income tax
Tax (benefit) expense	(182)	(203)	(549)	(609)	Total federal income tax expense (benefit)
Net of taxes	690	764	2,068	2,292	Net income (loss)
Total reclassifications for the period	$493	(1,954)	$114	2,614	Net income (loss)

NOTE 12. Indebtedness
The table below provides a summary of our outstanding debt at September 30, 2025, and December 31, 2024:

Outstanding Debt	Issuance Date	Maturity Date	Interest Rate	Original Amount	2025		Carry Value
($ in thousands)					Unamortized Issuance Costs	Debt Discount	September 30, 2025	December 31, 2024
Long-term
FHLBI	12/16/2016	12/16/2026	3.03%	60,000	$—	—	$60,000	60,000
Senior Notes	11/16/2004	11/15/2034	7.25%	50,000	89	66	49,845	49,831
Senior Notes	2/20/2025	4/15/2035	5.90%	400,000	3,740	84	396,176	—
Senior Notes	11/3/2005	11/1/2035	6.70%	100,000	180	390	99,430	99,391
Senior Notes	3/1/2019	3/1/2049	5.375%	300,000	2,072	5,290	292,638	292,434

Finance lease obligations							4,228	6,282
Total long-term debt					$6,081	5,830	$902,317	507,938

Short-Term Debt Activity
On June 30, 2025, the Parent entered into a Credit Agreement (the "Line of Credit") with the lenders named therein (the "Lenders") and Wells Fargo Bank, National Association, as administrative agent. Under the Line of Credit, the Lenders have agreed to provide the Parent with a $100 million revolving credit facility that can be increased to $200 million with the Lenders' consent. The Line of Credit will mature on June 30, 2028, and has a variable interest rate based on the Parent’s debt ratings. The Parent, as borrower, was a party to a credit agreement dated November 7, 2022, for a $50 million revolving credit facility, which could be increased to $125 million with the consent of the lenders (the "Prior Credit Agreement"). The Prior Credit Agreement was scheduled to mature on November 7, 2025. The Parent terminated the Prior Credit Agreement in conjunction with entering into the Line of Credit. The termination of the Prior Credit Agreement did not result in any penalties to the Parent. There were no borrowings under the Line of Credit or the Prior Credit Agreement during Nine Months 2025.

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

The table below outlines information regarding certain covenants in the Line of Credit:

	Required as of		Actual as of
	September 30, 2025		September 30, 2025
Consolidated net worth[1]	Not less than	$2.4 billion	$3.7 billion
Debt to total capitalization ratio[1]	Not to exceed	35%	19.8%
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

NOTE 13. Equity
On December 2, 2020, we announced that our Board of Directors authorized a $100 million share repurchase program, with no set expiration or termination date. Our repurchase program does not obligate us to acquire any particular common stock amount. The program grants management discretion to determine the timing and amount of any share repurchases under the authorization based on market conditions and other considerations. In Nine Months 2025, we repurchased 698,312 shares of our common stock under the program. The cost of these repurchases was $55.6 million, including commissions. Authorized repurchases reflected in the Consolidated Statement of Stockholders' equity also included estimated excise tax of $0.3 million in Nine Months 2025. We had $19.9 million of remaining program capacity as of September 30, 2025.

On October 22, 2025, the Company announced that its Board of Directors authorized a new share repurchase program under which the Company may repurchase issued and outstanding shares of common stock up to $200 million, exclusive of any excise tax impact. This program is effective on October 27, 2025 and has no expiration date. The Company’s existing share repurchase program remained effective through October 24, 2025.

NOTE 14. Earnings per Common Share
The following table presents the calculations of earnings per common share ("EPS") on a basic and diluted basis:

	Quarter ended September 30,		Nine Months ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net income (loss) available to common stockholders:	$113,040	89,978	$304,279	104,577

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	60,585	60,877	60,764	60,867
Effect of dilutive securities - stock compensation plans	449	414	433	392
Weighted average common shares outstanding - diluted	61,034	61,291	61,197	61,259

EPS:
Basic	$1.87	1.48	$5.01	1.72
Diluted	1.85	1.47	4.97	1.71

NOTE 15. Federal Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (the "Act") became law. The legislation is extensive, and some changes will affect our taxes in current and future years. The tax law changes are reflected in the enactment period, which is Third Quarter 2025. We have analyzed the Act's major impacts, which include provisions that allow 100% bonus depreciation for certain qualified assets and full deduction of domestic research and development expenditures. Both are temporary differences and do not impact total tax expense but provide a cash tax benefit that is estimated at $6.4 million for the 2025 tax year.

NOTE 16. Litigation
As of September 30, 2025, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
The terms "Company," "we," "us," and "our" refer to Selective Insurance Group, Inc. (the "Parent") and its subsidiaries, except as expressly indicated or the context otherwise requires. Certain statements in this Quarterly Report on Form 10-Q, including information incorporated by reference, are “forward-looking statements” defined in the Private Securities Litigation Reform Act of 1995 ("PSLRA"). The PSLRA provides a forward-looking statement safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements discuss our intentions, beliefs, projections, estimations, or forecasts of future events and financial performance. They involve uncertainties, known and unknown risks, and other factors that may cause actual results, activity levels, or performance to materially differ from those in or implied by the forward-looking statements. Forward-looking statements generally include words including or comparable to "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "attribute," "confident," "strong," "target," "project," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," "likely," or "continue." Our forward-looking statements are only predictions; we cannot guarantee or assure that such expectations will prove correct. We undertake no obligation to publicly update or revise any forward-looking statements for any reason except as may be required by law.

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

In the MD&A, we will discuss and analyze the following:

•Critical Accounting Policies and Estimates;
•Financial Highlights of Results for the third quarters ended September 30, 2025 ("Third Quarter 2025") and September 30, 2024 ("Third Quarter 2024"); and the nine-month periods ended September 30, 2025 ("Nine Months 2025") and September 30, 2024 ("Nine Months 2024");
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

Financial Highlights of Results for Third Quarter and Nine Months 2025 and Third Quarter and Nine Months 20241

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ and shares in thousands, except per share amounts)	2025	2024			2025	2024
Financial Data:
Revenues	$1,360,110	1,244,306	9%		$3,972,041	3,605,270	10%
After-tax net investment income	109,967	93,379	18		307,009	265,281	16
After-tax underwriting income (loss)	13,191	4,149	218		47,330	(118,025)	(140)
Net income (loss) before federal income tax	145,711	116,487	25		393,502	138,955	183
Net income (loss)	115,340	92,278	25		311,179	111,477	179
Net income (loss) available to common stockholders	113,040	89,978	26		304,279	104,577	191

Key Metrics:
Combined ratio	98.6%	99.5	(0.9)	pts	98.3%	104.6	(6.3)	pts
Invested assets per dollar of common stockholders' equity	$3.36	3.25	3%		$3.36	3.25	3%
Annualized after-tax yield on investment portfolio	4.1%	4.0	0.1	pts	4.0%	3.9	0.1	pts
Return on common equity ("ROE")	14.0	12.6	1.4		13.0	5.0	8.0
Net premiums written ("NPW") to statutory surplus	$1.42	1.63	(13)%		$1.42	1.63	(13)%

Per Common Share Amounts:
Diluted net income (loss) per share	$1.85	1.47	26%		$4.97	1.71	191%
Book value per share	54.46	48.82	12		54.46	48.82	12
Dividends declared per share to common stockholders	0.38	0.35	9		1.14	1.05	9

Non-GAAP Information:
Non-GAAP operating income (loss)[2]	$106,675	85,720	24%		$294,437	100,586	193%
Non-GAAP operating income (loss) per diluted common share[2]	1.75	1.40	25		4.81	1.64	193
Non-GAAP operating ROE[2]	13.2%	12.1	1.1	pts	12.6%	4.8	7.8	pts
Adjusted book value per common share[2]	$55.83	50.80	10%		$55.83	50.80	10%
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

The tables below provide reconciliations of our GAAP to non-GAAP measures:

Reconciliation of net income (loss) available to common stockholders to non-GAAP operating income (loss)	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2025	2024	2025	2024
Net income (loss) available to common stockholders	$113,040	89,978	$304,279	104,577
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	(8,057)	(5,389)	(12,458)	(5,051)
Tax on reconciling items	1,692	1,131	2,616	1,060
Non-GAAP operating income (loss)	$106,675	85,720	$294,437	100,586

Reconciliation of net income (loss) available to common stockholders per diluted common share to non-GAAP operating income (loss) per diluted common share	Quarter ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
Net income (loss) available to common stockholders per diluted common share	$1.85	1.47	$4.97	1.71
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	(0.13)	(0.09)	(0.20)	(0.08)
Tax on reconciling items	0.03	0.02	0.04	0.01
Non-GAAP operating income (loss) per diluted common share	$1.75	1.40	$4.81	1.64

Reconciliation of ROE to non-GAAP operating ROE	Quarter ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
ROE	14.0%	12.6	13.0%	5.0
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	(1.0)	(0.8)	(0.5)	(0.2)
Tax on reconciling items	0.2	0.3	0.1	—
Non-GAAP operating ROE	13.2%	12.1	12.6%	4.8

Reconciliation of book value per common share to adjusted book value per common share	Quarter ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
Book value per common share	$54.46	48.82	$54.46	48.82
Total unrealized investment (gains) losses included in accumulated other comprehensive income (loss), before tax	1.73	2.50	1.73	2.50
Tax on reconciling items	(0.36)	(0.52)	(0.36)	(0.52)
Adjusted book value per common share	$55.83	50.80	$55.83	50.80

The following table depicts the components of ROE and non-GAAP operating ROE:

ROE and non-GAAP operating ROE Components	Quarter ended September 30,		Change Points	Nine Months ended September 30,		Change Points
	2025	2024		2025	2024
Standard Commercial Lines Segment	(1.0)%	0.8	(1.8)	(0.1)%	(5.4)	5.3
Standard Personal Lines Segment	(1.0)	(2.6)	1.6	—	(1.8)	1.8
E&S Lines Segment	3.6	2.4	1.2	2.1	1.6	0.5
Total insurance operations	1.6	0.6	1.0	2.0	(5.6)	7.6

Net investment income earned	13.6	13.1	0.5	13.2	12.6	0.6
Net realized and unrealized investment gains (losses)	0.8	0.5	0.3	0.4	0.2	0.2
Total investments segment	14.4	13.6	0.8	13.6	12.8	0.8

Other	(2.0)	(1.6)	(0.4)	(2.6)	(2.2)	(0.4)

ROE	14.0	12.6	1.4	13.0	5.0	8.0
Net realized and unrealized investment (gains) losses, after tax	(0.8)	(0.5)	(0.3)	(0.4)	(0.2)	(0.2)
Non-GAAP operating ROE	13.2	12.1	1.1	12.6	4.8	7.8

In Third Quarter 2025, we delivered an ROE of 14.0% and a non-GAAP operating ROE of 13.2%, driven by strong investment income, which was 18% higher compared to Third Quarter 2024. ROE improved 1.4 points and non-GAAP operating ROE improved by 1.1 points in Third Quarter 2025 compared to Third Quarter 2024. Our overall combined ratio of 98.6% for Third Quarter 2025 was 0.9 points better than the 99.5% in Third Quarter 2024, driving the higher ROE contribution from our overall insurance operations. Improved underwriting results in the quarter were primarily attributable to lower catastrophe losses, partially offset by unfavorable prior year casualty reserve development of $40 million in Third Quarter 2025 and higher current year loss costs. There was no prior year casualty reserve development in Third Quarter 2024.

In Nine Months 2025, we generated an ROE of 13.0% and a non-GAAP operating ROE of 12.6%, above our 12% target. The improvement from Nine Months 2024 was driven by after-tax underwriting income of $47.3 million this year compared to an underwriting loss of $118 million last year, resulting in a 7.6-point higher ROE. All three insurance segments contributed to the higher ROE. Improved underwriting results in Nine Months 2025 were driven by lower catastrophe losses and lower prior year casualty reserve development, partially offset by higher current year loss costs. Underwriting results for Nine Months 2025 included $90 million of unfavorable prior year casualty reserve development, down from $211 million in Nine Months 2024.

Outlook
The insurance industry continues to face significant uncertainty from the macroeconomic environment, including financial market performance, international trade including the ultimate impact of tariffs, as well as elevated and uncertain loss trends driven by social inflation. Nonetheless, we delivered a 12.6% operating ROE in Nine Months 2025 and remain focused on executing our strategy to manage risk while driving long-term, profitable growth by:

•Achieving renewal pure price increases above expected loss trend. We continue to price new and renewal business incorporating our latest view of loss trends and profitability relative to our long-term combined ratio target of 95%. In Nine Months 2025, overall renewal pure pricing across our three insurance segments was 9.9%, up 0.8 points from a year ago.

•Deploying granular underwriting refinements. In sectors and jurisdictions where market pricing does not align with our view of rate adequacy, we are taking targeted underwriting actions, including (i) revising underwriting guidelines, (ii) tightening coverage offerings, and (iii) reducing writings.

•Seeking to diversify our insurance segments’ mix of business over the long term. Our relatively higher-than-peer casualty premium mix has benefited our results when property lines have been challenged, and our historical catastrophe losses are lower than the industry average. Similarly, the higher-than-peer casualty premium mix may cause the current social inflationary environment to have a proportionately greater impact on our results compared to our peers that have a mix more weighted to property lines.

We believe it is prudent to prioritize improving underwriting margins, which will temper NPW growth in the current environment. NPW grew 4% in Third Quarter 2025 compared to Third Quarter 2024, reflecting our disciplined underwriting and pricing strategy in a competitive market. Policy retention declined modestly as we executed these strategies in a granular fashion. We will maintain a balanced approach and make investments to support future growth. As we position ourselves for the future, we have several strategies to grow market share profitably:

•In our existing footprint, we are focused on growing with existing partners and strategically appointing new agency locations. During Nine Months 2025, we had a net increase of 82 agency locations and in full-year 2024, we had a net increase of two hundred agency locations.

•Careful and deliberate geographic expansion. Since 2017, we have added fourteen states to our Standard Commercial Lines footprint, including Kansas in Third Quarter 2025. In 2024, our expansion states produced $350 million in premium, which represented approximately 8% of total NPW and approximately 1% marginal total premium growth. We expect to write new business in Montana and Wyoming by the end of 2026.

•Technology investments are critical to ensure efficiency and scale. To enhance underwriting scalability, risk management, and claims outcomes, we are actively developing and executing artificial intelligence use cases. We have also made considerable progress modernizing our policy acquisition and claims systems. For example, system enhancements in our E&S Lines segment have created significant operational efficiency, with the segment’s premium production increasing significantly despite limited headcount growth.

After contemplating Nine Months 2025 results, our full-year 2025 guidance are updated as follows:

•A GAAP combined ratio between 97% and 98%, including net catastrophe losses of four points and the impact of prior year casualty reserve development reported through Nine Months 2025. Our combined ratio estimate assumes no additional prior year casualty reserve development and no further change in loss cost estimates. We do not make assumptions about future reserve development, as we book our best estimate each quarter;
•After-tax net investment income of $420 million, up from prior guidance of $415 million;
•An overall effective tax rate of approximately 21.5%; and
•Weighted average shares of 61.1 million on a fully diluted basis, reflecting the shares repurchased in Nine Months 2025 and assuming no additional repurchases under our existing share repurchase authorization.

Results of Operations and Related Information by Segment

Insurance Operations
The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2025	2024			2025	2024
Insurance Operations Results:
NPW	$1,207,916	1,157,640	4%		$3,736,988	3,540,362	6%
Net premiums earned (“NPE”)	1,204,678	1,112,228	8		3,551,492	3,243,403	9
Less:
Loss and loss expense incurred	819,031	765,658	7		2,389,254	2,395,498	—
Net underwriting expenses incurred	368,073	339,969	8		1,099,316	991,646	11
Dividends to policyholders	876	1,350	(35)		3,010	5,658	(47)
Underwriting income (loss)	$16,698	5,251	218%		$59,912	(149,399)	(140)%
Combined Ratios:
Loss and loss expense ratio	67.9%	68.8	(0.9)	pts	67.2%	73.8	(6.6)	pts
Underwriting expense ratio	30.6	30.6	—		31.0	30.6	0.4
Dividends to policyholders ratio	0.1	0.1	—		0.1	0.2	(0.1)
Combined ratio	98.6	99.5	(0.9)		98.3	104.6	(6.3)

NPW grew 4% in Third Quarter 2025 and 6% in Nine Months 2025 compared to the same prior-year periods, driven by renewal pure price increases that were partially offset by a modest decrease in policy count and lower new business. In addition to the below, NPW also benefited from exposure growth on renewal policies.

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2025	2024	2025	2024
Direct new business premiums	$233.2	234.2	$732.3	762.4
Renewal pure price increases	9.6%	10.5	9.9%	9.1

NPE grew 8% in Third Quarter 2025 and 9% in Nine Months 2025 compared to the same prior-year periods, reflecting NPW growth over the last 12 months.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2025	2024			2025	2024
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$40,000	—	N/M	%	$90,000	211,000	(57)%
Current year casualty loss costs	584,502	470,107	24		1,629,501	1,386,512	18
Net catastrophe losses	24,899	148,804	(83)		148,188	294,579	(50)
Non-catastrophe property loss and loss expenses	169,630	146,747	16		521,565	503,407	4
Total loss and loss expense incurred	819,031	765,658	7		2,389,254	2,395,498	—

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	3.3%	—	3.3	pts	2.5%	6.5	(4.0)	pts
Current year casualty loss costs	48.4	42.2	6.2		45.8	42.7	3.1
Net catastrophe losses	2.1	13.4	(11.3)		4.2	9.1	(4.9)
Non-catastrophe property loss and loss expenses	14.1	13.2	0.9		14.7	15.5	(0.8)
Total impact on loss and loss expense ratio	67.9	68.8	(0.9)		67.2	73.8	(6.6)

Prior Year Casualty Reserve Development and Current Year Casualty Loss Costs
Details of prior year casualty reserve development by line of business follow:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended September 30,			Nine Months ended September 30,
($ in millions)	2025		2024	2025		2024
General liability	$—		—	$20.0		216.0
Commercial automobile	35.0		10.0	60.0		20.0
Workers compensation	—		(5.0)	—		(20.0)
Bonds	—		(5.0)	—		(5.0)
Total Standard Commercial Lines	35.0		—	80.0		211.0

Homeowners	—		—	—		(5.0)
Personal automobile	5.0		—	10.0		5.0
Total Standard Personal Lines	5.0		—	10.0		—

E&S	—		—	—		—

Total (favorable) unfavorable prior year casualty reserve development	$40.0		—	$90.0		211.0

(Favorable) unfavorable impact on loss ratio	3.3	pts	—	2.5	pts	6.5

A re-acceleration of severity growth, primarily in accident year 2024 and concentrated within New Jersey, led us to record unfavorable prior year casualty reserve development in Third Quarter 2025 of (i) $35 million in our commercial automobile line of business, and (ii) $5 million in our personal automobile line of business. Nine Months 2025 had unfavorable prior year casualty reserve development of (i) $60 million in our commercial automobile line of business primarily driven by accident years 2022 through 2024, (ii) $10 million in our personal automobile line of business primarily driven by accident year 2024, and (iii) $20 million in our general liability line of business driven by accident years 2022 through 2024. The year-to-date unfavorable prior year casualty reserve development was driven by paid severities that continued to show higher-than-expected emergence.

The unfavorable prior year casualty reserve development in Third Quarter 2024 and Nine Months 2024 was primarily driven by our general liability line of business that experienced increased severities in accident years 2020 through 2023.

Current year loss costs were higher in Third Quarter 2025 and Nine Months 2025 compared to the same prior-year periods, driven by elevated severity trend assumptions attributable to social inflation on our general liability and E&S casualty lines of business, and responding to prior year development in our commercial automobile line of business.

Additional qualitative discussion on prior year casualty reserve development and current year casualty loss costs is included in the insurance segment sections below.

Property Losses
Net catastrophe and non-catastrophe property losses were 10.4 points lower in Third Quarter 2025 and 5.7 points lower in Nine Months 2025 compared to the same prior-year periods. The net catastrophe loss and loss expense ratio was 11.3 points lower in Third Quarter 2025 and 4.9 points lower in Nine Months 2025 compared to the same prior-year periods, as fewer storms impacted our footprint. The non-catastrophe property loss and loss expense ratio was 0.9 points higher in Third Quarter 2025 and 0.8 points lower in Nine Months 2025 compared to the same prior-year periods reflecting (i) the earned impact of higher renewal pure price increases in 2025, (ii) lower claim frequencies, and (iii) normal period-to-period variability of non-catastrophe property losses.

Additional qualitative discussion on non-catastrophe property loss and loss expenses is included in the insurance segment sections below.

Underwriting Expenses
The underwriting expense ratio was flat in Third Quarter 2025 and increased 0.4 points in Nine Months 2025 compared to the same prior-year periods, primarily due to higher profit-based compensation to our distribution partners and employees, reflecting comparatively improved results.

Standard Commercial Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2025	2024			2025	2024
Insurance Segments Results:
NPW	$940,780	903,921	4%		$2,962,009	2,798,727	6%
NPE	947,272	875,379	8		2,797,117	2,562,982	9
Less:
Loss and loss expense incurred	657,958	591,564	11		1,906,390	1,895,351	1
Net underwriting expenses incurred	298,614	275,146	9		891,119	805,154	11
Dividends to policyholders	876	1,350	(35)		3,010	5,658	(47)
Underwriting income (loss)	(10,176)	7,319	(239)		$(3,402)	(143,181)	(98)
Combined Ratios:
Loss and loss expense ratio	69.5%	67.6	1.9	pts	68.1%	74.0	(5.9)	pts
Underwriting expense ratio	31.5	31.4	0.1		31.9	31.4	0.5
Dividends to policyholders ratio	0.1	0.2	(0.1)		0.1	0.2	(0.1)
Combined ratio	101.1	99.2	1.9		100.1	105.6	(5.5)

NPW and NPE growth in Third Quarter 2025 and Nine Months 2025 compared to the same prior-year periods, primarily reflected renewal pure price increases and strong exposure growth on renewal policies, partially offset by lower retention.

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2025	2024	2025	2024
Direct new business premiums	$146.6	139.2	$477.0	479.6
Retention	82%	86	82%	85
Renewal pure price increases	8.9	9.1	8.9	8.2

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2025	2024			2025	2024
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$35,000	—	—%		$80,000	211,000	(62)%
Current year casualty loss costs	489,196	395,271	24		1,361,262	1,159,160	17
Net catastrophe losses	15,013	100,429	(85)		85,705	189,781	(55)
Non-catastrophe property loss and loss expenses	118,749	95,864	24		379,423	335,410	13
Total loss and loss expense incurred	657,958	591,564	11		1,906,390	1,895,351	1

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	3.7%	—	3.7	pts	2.9%	8.2	(5.3)	pts
Current year casualty loss costs	51.7	45.1	6.6		48.5	45.3	3.2
Net catastrophe losses	1.6	11.5	(9.9)		3.1	7.4	(4.3)
Non-catastrophe property loss and loss expenses	12.5	11.0	1.5		13.6	13.1	0.5
Total impact on loss and loss expense ratio	69.5	67.6	1.9		68.1	74.0	(5.9)

Prior Year Casualty Reserve Development and Current Year Casualty Loss Costs
The details of the prior year casualty reserve development by line of business were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2025	2024	2025	2024
General liability	$—	—	$20.0	216.0
Commercial automobile	35.0	10.0	60.0	20.0
Workers compensation	—	(5.0)	—	(20.0)
Bonds	—	(5.0)	—	(5.0)
Total Standard Commercial Lines	35.0	—	80.0	211.0

Third Quarter 2025 saw increased unfavorable prior year reserve development and higher current year casualty loss costs. Nine Months 2025 experienced lower unfavorable prior year reserve development, partially offset by higher current year casualty loss costs. The increase in current year casualty loss costs in Third Quarter 2025 and Nine Months 2025 compared to the same prior-year periods was primarily driven by elevated severity trend assumptions attributable to social inflation on our general liability line of business, and responding to prior year development in our commercial automobile line of business.

Refer to the line of business sections below for qualitative discussion on the significant drivers of unfavorable prior year casualty reserve development and current year casualty loss costs.

Property Losses
Net catastrophe and non-catastrophe property losses reduced the loss and loss expense ratio by an aggregate 8.4 points in Third Quarter 2025 and 3.8 points in Nine Months 2025 compared to the same prior-year periods. Net catastrophe losses were 9.9 points lower in Third Quarter 2025 and 4.3 points lower in Nine Months 2025 compared to the same periods last year, driven by lower frequency of wind, winter storm, and hurricane events. Non-catastrophe property losses were 1.5 points higher in Third Quarter 2025 and 0.5 points lower in Nine Months 2025 compared to the same periods last year, driven by the factors described in the "Insurance Operations" section above.

Underwriting Expenses
The underwriting expense ratio increased slightly by 0.1 points in Third Quarter 2025 and 0.5 points Nine Months 2025 compared to the same prior-year periods. The Nine Months 2025 increase was primarily due to higher profit-based compensation to our distribution partners and employees, reflecting comparatively improved results.

Information about our most significant Standard Commercial Lines of business follows:

General Liability
	Quarter ended September 30,		Change % or Points[1]		Nine Months ended September 30,		Change % or Points[1]
($ in thousands)	2025	2024			2025	2024
NPW	$303,531	290,749	4%		$979,068	918,148	7%
Direct new business	41,781	38,905	n/a		140,100	139,427	n/a
Retention	82%	87	n/a		82%	86	n/a
Renewal pure price increases	11.4	10.2	n/a		11.8	8.0	n/a
NPE	$312,556	286,641	9%		$913,086	840,153	9%
Underwriting income (loss)	(20,747)	13,329	(256)		(67,955)	(182,221)	(63)
Combined ratio	106.6%	95.3	11.3	pts	107.4%	121.7	(14.3)	pts
% of total Standard Commercial Lines NPW	32	32			33	33
1n/a: not applicable.

NPW grew 4% in Third Quarter 2025 and 7% in Nine Months 2025 compared to the same prior-year periods, benefiting from renewal pure price increases and renewal exposure growth.

The combined ratio increased 11.3 points in Third Quarter 2025 and decreased 14.3 points in Nine Months 2025 compared to the same prior-year periods and included the following:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2025	2024			2025	2024
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$—	—	—%		$20,000	216,000	(91)%
Current year casualty loss costs	238,516	185,154	29		672,800	544,495	24
Total loss and loss expense incurred	238,516	185,154	29		692,800	760,495	(9)

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	—%	—	—	pts	2.2%	25.7	(23.5)	pts
Current year casualty loss costs	76.3	64.6	11.7		73.7	64.8	8.9
Total impact on loss and loss expense ratio	76.3	64.6	11.7		75.9	90.5	(14.6)

We recorded unfavorable prior year casualty reserve development of $20 million in Nine Months 2025, compared to $216 million in Nine Months 2024. We attribute the unfavorable development in both periods to the ongoing, broad-based social inflationary factors impacting this line. Development in Nine Months 2025 was driven by increased severities in accident years 2022 through 2024. Development in Nine Months 2024 was driven by increased severities in accident years 2020 through 2023.

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

We experienced an 11.7-point increase in current year casualty loss costs in Third Quarter 2025 and a 8.9-point increase in Nine Months 2025 compared to the same prior-year periods, driven by higher social inflation-related severities primarily in accident years 2022 and 2023 that we observed and responded to throughout 2024. These actions produced full-year 2024 casualty loss costs of 67.0%, compared with 64.6% in Third Quarter 2024 and 64.8% in Nine Months 2024. The 2025 ratio reflects the increased losses recognized in the 2024 accident year.

We believe that social inflation and elevated loss trends continue to support an elevated near-term pricing environment. In response, we have a heightened focus on prudent underwriting and appropriate pricing. Our renewal pure price increase in this line of business was 11.4% in Third Quarter 2025, in line with 11.9% from last quarter and up from 10.6% for the fourth quarter of 2024. In sectors and jurisdictions where market pricing does not align with our view of rate need, we are taking targeted underwriting actions including (i) revising underwriting guidelines, (ii) tightening coverage offerings, and (iii) reducing writings.

Commercial Automobile
	Quarter ended September 30,		Change % or Points[1]		Nine Months ended September 30,		Change % or Points[1]
($ in thousands)	2025	2024			2025	2024
NPW	$292,905	281,291	4%		$918,525	864,185	6%
Direct new business	37,986	35,303	n/a		125,852	128,351	n/a
Retention	82%	86	n/a		83%	86	n/a
Renewal pure price increases	10.0	10.9	n/a		10.3	10.7	n/a
NPE	$294,014	269,036	9%		$866,358	781,408	11%
Underwriting income (loss)	(51,791)	(5,905)	777		(52,572)	(6,839)	669
Combined ratio	117.6%	102.2	15.4	pts	106.1%	100.9	5.2	pts
% of total Standard Commercial Lines NPW	31	31			31	31
1n/a: not applicable.

NPW grew 4% in Third Quarter 2025 and 6% in Nine Months 2025 compared to the same prior-year periods, primarily benefiting from renewal pure price increases and retention, which was lower this year compared to last.

The combined ratio increased 15.4 points in Third Quarter 2025 and 5.2 in Nine Months 2025 compared to the same prior-year periods, and included the following:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2025	2024			2025	2024
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$35,000	10,000	250%		$60,000	20,000	200%
Current year casualty loss costs	178,781	141,829	26		465,339	404,992	15
Net catastrophe losses	1,533	2,340	(34)		7,144	6,384	12
Non-catastrophe property loss and loss expenses	43,544	43,174	1		126,789	126,633	—
Total loss and loss expense incurred	258,858	197,343	31		659,272	558,009	18

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	11.9%	3.7	8.2	pts	6.9%	2.6	4.3	pts
Current year casualty loss costs	60.9	52.8	8.1		53.9	51.9	2.0
Net catastrophe losses	0.5	0.9	(0.4)		0.8	0.8	—
Non-catastrophe property loss and loss expenses	14.8	16.0	(1.2)		14.6	16.2	(1.6)
Total impact on loss and loss expense ratio	88.1	73.4	14.7		76.2	71.5	4.7

We recorded $35 million of unfavorable prior year casualty reserve development in Third Quarter 2025 driven by increased severities in the state of New Jersey for accident year 2024, and $60 million in Nine Months 2025 primarily for increased severities in accident years 2022 through 2024. Current year casualty loss costs were higher in Third Quarter 2025 and Nine Months 2025 compared to the same prior-year periods, driven by the factors described in the "Insurance Operations" section above and by the mix of property and liability coverages within this line of business.

Non-catastrophe property loss and loss expenses decreased 1.2 points in Third Quarter 2025 and 1.6 points in Nine Months 2025 compared to the same prior-year periods, primarily due to (i) the earned impact of higher renewal pure price increases and (ii) period-to-period variability of non-catastrophe property losses.

Commercial Property[1]
	Quarter ended September 30,		Change % or Points[2]		Nine Months ended September 30,		Change % or Points[2]
($ in thousands)	2025	2024			2025	2024
NPW	$207,689	194,934	7%		$611,873	564,886	8%
Direct new business	40,980	37,042	n/a		125,532	116,338	n/a
Retention	80%	84	n/a		81%	84	n/a
Renewal pure price increases	8.4	10.0	n/a		8.3	10.2	n/a
NPE	$194,037	174,855	11%		$571,594	504,919	13%
Underwriting income (loss)	56,521	(28,128)	(301)		93,974	(21,590)	(535)
Combined ratio	70.9%	116.1	(45.2)	pts	83.6%	104.3	(20.7)	pts
% of total Standard Commercial Lines NPW	22	22			21	20
1Includes Inland Marine.
2n/a: not applicable.

NPW grew 7% in Third Quarter 2025 and 8% in Nine Months 2025 compared to the same prior-year periods, primarily benefiting from renewal pure price increases and exposure growth on renewal policies.

The combined ratio decreased 45.2 points in Third Quarter 2025 and 20.7 points in Nine Months 2025 compared to the same prior-year periods and included the following:

	Third Quarter 2025			Third Quarter 2024
($ in thousands)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$13,089	6.7	pts	93,675	53.6	(46.9)	pts
Non-catastrophe property loss and loss expenses	55,616	28.8		46,237	26.4	2.4
Total	$68,705	35.5		139,912	80.0	(44.5)

	Nine Months 2025			Nine Months 2024
($ in thousands)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$63,388	11.1	pts	168,062	33.3	(22.2)	pts
Non-catastrophe property loss and loss expenses	215,394	37.7		180,529	35.8	1.9
Total	$278,782	48.8		348,591	69.1	(20.3)

While non-catastrophe property losses were slightly higher, net catastrophe losses were meaningfully lower in Third Quarter 2025 and Nine Months 2025 compared to the same prior-year periods, as discussed in the "Standard Commercial Lines Segment" section above.

Workers Compensation
	Quarter ended September 30,		Change % or Points[1]		Nine Months ended September 30,		Change % or Points[1]
($ in thousands)	2025	2024			2025	2024
NPW	$65,707	70,898	(7)%		$234,856	254,531	(8)%
Direct new business	10,945	11,224	n/a		36,782	43,929	n/a
Retention	83%	85	n/a		83%	85	n/a
Renewal pure price increases (decreases)	(3.7)	(2.1)	n/a		(3.7)	(2.6)	n/a
NPE	$75,528	81,296	(7)%		$236,588	251,389	(6)%
Underwriting income	(3,474)	8,185	(142)		(11,052)	30,247	(137)
Combined ratio	104.6%	89.9	14.7	pts	104.7%	88.0	16.7	pts
% of total Standard Commercial Lines NPW	7	8			8	9
1n/a: not applicable.

NPW decreased 7% in Third Quarter 2025 and 8% in Nine Months 2025 compared to the same prior-year periods, primarily due to decreases in renewal pure price and direct new business.

The combined ratio increased 14.7 points in Third Quarter 2025 and 16.7 points in Nine Months 2025 compared to the same prior-year periods and included the following:

	Third Quarter 2025			Third Quarter 2024
($ in thousands)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) unfavorable prior year casualty reserve development	$—	—	pts	(5,000)	(6.2)	6.2	pts
Current year casualty loss costs	58,349	77.3		56,260	69.2	8.1
Total	$58,349	77.3		$51,260	63.0	14.3

	Nine Months 2025			Nine Months 2024
($ in thousands)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) unfavorable prior year casualty reserve development	$—	—	pts	(20,000)	(8.0)	8.0	pts
Current year casualty loss costs	183,176	77.5		174,263	69.4	8.1
Total	$183,176	77.5		$154,263	61.4	16.1

There was no prior year casualty reserve development in Third Quarter 2025 and Nine Months 2025. The favorable prior year casualty reserve development in Nine Months 2024 was primarily due to lower loss severities in accident years 2021 and prior.

The combined ratio was adversely impacted by an increase in current year casualty loss costs of 8.1 points in Third Quarter 2025 and 8.1 points in Nine Months 2025, primarily driven by negative rate changes combined with positive loss trends. These rate level reductions are driven by continued decreases in workers compensation rating bureau loss costs, which form the basis for our filed rating plans, and heavily influence marketplace pricing for this line of business.

Standard Personal Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2025	2024			2025	2024
Insurance Segments Results:
NPW	$104,248	111,038	(6)%		$302,217	327,091	(8)%
NPE	101,519	107,521	(6)		307,551	317,788	(3)
Less:
Loss and loss expense incurred	89,290	106,113	(16)		235,936	291,897	(19)
Net underwriting expenses incurred	22,472	25,182	(11)		71,271	74,301	(4)
Underwriting income (loss)	$(10,243)	(23,774)	(57)		$344	(48,410)	101
Combined Ratios:
Loss and loss expense ratio	88.0%	98.7	(10.7)	pts	76.7%	91.8	(15.1)	pts
Underwriting expense ratio	22.1	23.4	(1.3)		23.2	23.4	(0.2)
Combined ratio	110.1	122.1	(12.0)		99.9	115.2	(15.3)

NPW decreased 6% in Third Quarter 2025 and 8% in Nine Months 2025 compared to the same prior-year periods, primarily driven by lower direct new business. New business decreased 20% in Third Quarter 2025 and 42% in Nine Months 2025 compared to the same prior-year periods. New policy counts decreased 34% in Third Quarter 2025 and 55% in Nine Months 2025 compared to the same prior-year periods. We have received regulatory approvals for increased rate levels in most of our footprint states and are focused on growth where we believe our rates are adequate.

The following table depicts our reductions in direct new business and retention for the Third Quarter 2025 and Nine Months 2025:

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2025	2024	2025	2024
Direct new business premiums[1]	$12.8	16.0	$34.6	59.3
Retention	79%	75	77%	78
Renewal pure price increases	16.9	22.8	19.8	18.5
1Excludes our Flood direct premiums written, which are 100% ceded to the NFIP and do not impact NPW.

The change in NPE in Third Quarter 2025 and Nine Months 2025 compared to the same prior-year periods resulted from the same impacts to NPW described above.

Underwriting results for this segment improved in Third Quarter 2025 and Nine Months 2025 compared to the same prior-year periods as we are obtaining positive results from the actions we took to refine our pricing factors and prioritize rate filings to mitigate inflationary impacts. Our more significant rate increases began to take effect early in 2023 and increased in number and magnitude throughout 2024. We expect 2025 rate changes to remain above loss trends but moderate compared to our 2024 rate increases. Through our actions, we achieved renewal pure price increases of 16.9% in Third Quarter 2025 and 19.8% in Nine Months 2025. We are continuing to seek improved homeowners profitability by furthering the use of new policy terms and conditions, including (i) coverage for roofs based on a depreciated value considering the age of the roof rather than full replacement cost and (ii) where allowed by law, mandatory wind/hail deductibles in states exposed to severe convective storms.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2025	2024			2025	2024
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$5,000	—	n/a	%	$10,000	—	n/a	%
Current year casualty loss costs	32,223	26,461	22		87,405	87,776	—
Net catastrophe losses	12,160	41,688	(71)		33,864	78,929	(57)
Non-catastrophe property loss and loss expenses	39,907	37,964	5		104,667	125,192	(16)
Total loss and loss expense incurred	89,290	106,113	(16)		235,936	291,897	(19)

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	4.9%	—	4.9	pts	3.3%	—	3.3	pts
Current year casualty loss costs	31.8	24.6	7.2		28.4	27.6	0.8
Net catastrophe losses	12.0	38.8	(26.8)		11.0	24.8	(13.8)
Non-catastrophe property loss and loss expenses	39.3	35.3	4.0		34.0	39.4	(5.4)
Total impact on loss and loss expense ratio	88.0	98.7	(10.7)		76.7	91.8	(15.1)

Property Losses
Lower net catastrophe and non-catastrophe property losses reduced the loss and loss expense ratio by an aggregate 22.8 points in Third Quarter 2025 and 19.2 points in Nine Months 2025 compared to the same prior-year periods. Net catastrophe losses reflected lower frequency and severity of weather-related catastrophe events this year compared to last year.

Prior Year Casualty Reserve Development and Current Year Casualty Loss Costs
Details of the prior year casualty reserve development by line of business follow:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2025	2024	2025	2024
Homeowners	$—	—	—	(5.0)
Personal automobile	5.0	—	10.0	5.0
Total Standard Personal Lines	5.0	—	10.0	—

Unfavorable prior year casualty reserve development was $5 million in personal automobile in Third Quarter 2025 and $10 million in personal automobile in Nine Months 2025 related to accident year 2024. The development was primarily driven by increased severities related to the New Jersey portfolio. In Nine Months 2024, prior year casualty reserve development reflected (i) $5.0 million of favorable development in our homeowners line, primarily due to lower loss severities in accident years 2021 and prior, offset by (ii) $5.0 million of unfavorable development on our personal automobile line of business, primarily driven by increased loss severities in accident years 2021 through 2023.

Current year casualty loss costs increased 7.2 points in Third Quarter 2025 and 0.8 points in Nine Months 2025 compared to the same prior-year periods, primarily driven by higher loss trend expectations and increased claim severities, which we attribute to the continued impacts of social inflation. Prior-year severities developed adversely over the course of 2024 and impacted our view of the current year loss costs for 2025, resulting in higher current year casualty loss costs this year compared to last.

E&S Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2025	2024			2025	2024
Insurance Segments Results:
NPW	$162,888	142,681	14%		$472,762	414,544	14%
NPE	155,887	129,328	21		446,824	362,633	23
Less:
Loss and loss expense incurred	71,783	67,981	6		246,928	208,250	19
Net underwriting expenses incurred	46,987	39,641	19		136,926	112,191	22
Underwriting income (loss)	37,117	21,706	71		62,970	42,192	49
Combined Ratios:
Loss and loss expense ratio	46.1%	52.5	(6.4)	pts	55.3%	57.5	(2.2)	pts
Underwriting expense ratio	30.1	30.7	(0.6)		30.6	30.9	(0.3)
Combined ratio	76.2	83.2	(7.0)		85.9	88.4	(2.5)

NPW and NPE growth in Third Quarter 2025 and Nine Months 2025 compared to the same prior-year periods included:

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2025	2024	2025	2024
Direct new business premiums	$73.9	79.0	$220.8	223.5
Retention	61%	66	63%	65
Renewal pure price increases	8.3	8.0	8.7	6.8

NPW and NPE growth in Third Quarter 2025 and Nine Months 2025 benefited from (i) both property and casualty exposure growth on renewal policies, (ii) higher rates per exposure, and (iii) an increase in renewal policy count.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2025	2024			2025	2024
Loss and Loss Expense Incurred:
Current year casualty loss costs	$63,083	48,375	30%		$180,834	139,576	30%
Net catastrophe losses	(2,274)	6,687	(134)		28,619	25,869	11
Non-catastrophe property loss and loss expenses	10,974	12,919	(15)		37,475	42,805	(12)
Total loss and loss expense incurred	71,783	67,981	6		246,928	208,250	19

Impact on Loss and Loss Expense Ratio:
Current year casualty loss costs	40.6%	37.3	3.3	pts	40.4%	38.6	1.8	pts
Net catastrophe losses	(1.5)	5.2	(6.7)		6.5	7.1	(0.6)
Non-catastrophe property loss and loss expenses	7.0	10.0	(3.0)		8.4	11.8	(3.4)
Total impact on loss and loss expense ratio	46.1	52.5	(6.4)		55.3	57.5	(2.2)

The loss and loss expense ratio decreased 6.4 points in Third Quarter 2025 and 2.2 points in Nine Months 2025 compared to the same prior-year periods. This decrease was primarily driven by (i) lower catastrophe losses and non-catastrophe property losses due to normal period-to-period variability associated with property losses and (ii) the impact of higher rates per exposure. Partially offsetting the lower property losses were higher current year casualty loss costs, primarily driven by increased severities due to social inflation.

Reinsurance
We successfully completed negotiations of our July 1, 2025 excess of loss treaties that cover Standard Commercial Lines, Standard Personal Lines, and E&S Lines.

We renewed the Casualty Excess of Loss Treaty ("Casualty Treaty") with coverage for $87 million in excess of a $3 million retention per loss occurrence. The first layer was modified with an increase in net retention from $2 million to $3 million, and we continue to retain a portion of the first layer through a 20% co-participation. The 2025 treaty year deposit premium decreased primarily due to the increased retention and co-participation, partially offset by higher projected subject earned premium due to growth in our book of business.

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

The effective duration of our fixed income and short-term investments was 4.1 years as of September 30, 2025. We monitor and manage the effective duration to maximize yield while managing interest rate risk at an acceptable level. We buy and sell investments with the intent of maximizing investment returns in the current market environment, while balancing capital preservation and ensuring adequate liquidity to support our insurance business.

Our fixed income and short-term investments represented 92% of invested assets at September 30, 2025 and December 31, 2024. These investments had (i) a weighted average credit rating of "A+" as of both September 30, 2025 and December 31, 2024, and (ii) investment grade holdings representing 97% of the total fixed income and short-term investment portfolio at both September 30, 2025 and December 31, 2024.

For further details on the composition, credit quality, and various risks to which our portfolio is subject, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." of our 2024 Annual Report.

Total Invested Assets
($ in thousands)	September 30, 2025	December 31, 2024	Change
Total invested assets	$11,051,525	9,651,297	15%
Invested assets per dollar of common stockholders' equity	3.36	3.31	2

Components of unrealized gains (losses) – before tax:
Fixed income securities	(104,853)	(316,796)	(67)%
Equity securities	14,608	2,116	590
Net unrealized gains (losses) – before tax	(90,245)	(314,680)	(71)
Components of unrealized gains (losses) – after tax:
Fixed income securities	(82,834)	(250,269)	(67)
Equity securities	11,540	1,671	591
Net unrealized gains (losses) – after tax	(71,294)	(248,598)	(71)

Invested assets increased $1.4 billion at September 30, 2025, compared to December 31, 2024, primarily reflecting (i) net proceeds from the issuance of our 5.9% Senior Notes in the first quarter of 2025, (ii) our active investment of operating cash flows, which were 23% of NPW in Nine Months 2025, and (iii) a $224.4 million reduction in pre-tax net unrealized losses in our fixed income and equity securities portfolios primarily due to lower interest rates and strong performance of U.S. equities during Nine Months 2025. For additional information about our 5.9% Senior Notes, see Note 12. "Indebtedness" in Item 1. "Financial Statements" of this Form 10-Q.

Net Investment Income
Net investment income earned components were as follows:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2025	2024			2025	2024
Fixed income securities	$117,242	98,464	19%		$338,057	286,501	18%
Commercial mortgage loans ("CMLs")	3,999	3,238	24		11,375	9,177	24
Equity securities	5,164	5,362	(4)		13,639	12,147	12
Short-term investments	5,712	6,457	(12)		17,212	14,656	17
Alternative investments	11,769	9,031	30		22,852	26,429	(14)
Other investments	171	251	(32)		565	632	(11)
Investment expenses	(5,402)	(5,044)	7		(16,386)	(15,292)	7
Net investment income earned – before tax	138,655	117,759	18		387,314	334,250	16
Net investment income tax expense	(28,688)	(24,380)	18		(80,305)	(68,969)	16
Net investment income earned – after tax	$109,967	93,379	18		$307,009	265,281	16
Effective tax rate	20.7%	20.7	—	pts	20.7%	20.6	0.1	pts
Annualized after-tax yield on fixed income investments	4.1	4.0	0.1		4.1	3.9	0.2
Annualized after-tax yield on investment portfolio	4.1	4.0	0.1		4.0	3.9	0.1

After-tax net investment income earned increased 18% in Third Quarter 2025 and 16% in Nine Months 2025 compared to the same prior-year periods, primarily driven by active portfolio management, operating cash flow deployment, and net proceeds from the issuance of our 5.9% Senior Notes in the first quarter of 2025. For additional information about our 5.9% Senior Notes, see Note 12. "Indebtedness" in Item 1. "Financial Statements" of this Form 10-Q.

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

	Quarter ended September 30,		Change %	Nine Months ended September 30,		Change %
($ in thousands)	2025	2024		2025	2024
Net realized gains (losses) on disposals	$(575)	2,147	(127)%	$(1,471)	5,453	(127)%
Net unrealized gains (losses) on equity securities	7,802	2,407	224	12,492	3,006	316
Net credit loss benefit (expense) on fixed income securities, AFS	829	2,191	(62)	2,345	(1,692)	(239)
Net credit loss benefit (expense) on CMLs	1	(2)	(150)	(149)	134	(211)
Losses on securities for which we have the intent to sell	—	(752)	(100)	(759)	(1,248)	(39)
Other realized gains (losses)	—	(602)	(100)	—	(602)	(100)
Total net realized and unrealized investment gains (losses)	$8,057	5,389	50	$12,458	5,051	147

Federal Income Taxes
The following table provides information about federal income taxes and reconciles federal income tax at the corporate rate to the effective tax rate:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2025	2024	2025	2024
Tax at statutory rate	$30,599	24,463	$82,636	29,181
Tax-advantaged interest	(385)	(306)	(886)	(1,062)
Dividends received deduction	(27)	(44)	(130)	(161)
Executive compensation	181	203	1,606	2,160
Stock-based compensation	(1)	(4)	(488)	(1,458)
Other	4	(103)	(415)	(1,182)
Federal income tax expense (benefit)	$30,371	24,209	$82,323	27,478
Income before federal income tax, less preferred stock dividends	$143,411	114,187	$386,602	132,055
Effective tax rate	21.2%	21.2	21.3%	20.8

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") became law. The legislation is extensive, and some changes will affect current and future years. The tax law changes are reflected in the enactment period, which is Third Quarter 2025. Accordingly, we have analyzed the Act's major impacts, which include provisions that allow 100% bonus depreciation for certain qualified assets and full deduction of domestic research and development expenditures. Both are temporary differences and do not impact total tax expense but provide a cash tax benefit that is estimated at $6.4 million, for the 2025 tax year.

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

The Parent's cash and components of its investment portfolio were as follows:

($ in thousands)	September 30, 2025	December 31, 2024
Fixed income securities	$288,880	268,486
Equity securities	58,568	53,248
Short-term investments	109,608	62,223
Alternative investments	21,137	18,443
Cash	58	91
Total investments and cash	$478,251	402,491

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

Our Insurance Subsidiaries may pay dividends to the Parent company. The Insurance Subsidiaries did not declare or pay cash dividends to the Parent in Nine Months 2025. As of December 31, 2024, our allowable ordinary maximum dividend is $290 million for 2025. All Insurance Subsidiary dividends to the Parent are (i) subject to the approval and/or review of its domiciliary state insurance regulator and (ii) generally payable only from earned statutory surplus reported in its annual statements as of the preceding December 31. Although domiciliary state insurance regulators have historically approved dividends, there is no assurance they will approve future Insurance Subsidiary dividends.

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

Line of Credit
On June 30, 2025, the Parent entered into a Credit Agreement with the lenders named therein (the "Lenders") and Wells Fargo Bank, National Association, as administrative agent ("Line of Credit"). Under the Line of Credit, the Lenders have agreed to provide the Parent with a $100 million revolving credit facility that can be increased to $200 million with the Lenders' consent. The Line of Credit will mature on June 30, 2028, and has a variable interest rate based on the Parent’s debt ratings. This agreement replaced a prior credit agreement that the Parent terminated in conjunction with entering into the Line of Credit. No borrowings were made under either credit facility in Nine Months 2025. For additional information regarding the Line of Credit and corresponding representations, warranties, and covenants, see Note 12. "Indebtedness" in Item 1. "Financial Statements" of this Form 10-Q.

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

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year. SICNY is domiciled in New York, which limits its FHLBNY borrowings to the lesser of 5% of admitted assets for the most recently completed fiscal quarter or 10% of the previous year-end's admitted assets. As of September 30, 2025, we had remaining capacity of $611.2 million for FHLB borrowings, with a $25.0 million additional stock purchase requirement to allow the member companies to borrow their remaining capacity amounts.

Short-term Borrowings
We made no material short-term borrowings from FHLB branches during Nine Months 2025.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries, approved by the Indiana Department of Insurance, that provide the Parent with additional intercompany liquidity. Like the Line of Credit, these lending agreements limit the Parent’s borrowings from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The outstanding balance on these intercompany loans was $35.0 million as of both September 30, 2025 and December 31, 2024. The remaining capacity under these intercompany loan agreements was $171.8 million as of both September 30, 2025 and December 31, 2024. We have other insurance regulator-approved intercompany agreements that facilitate liquidity management between the Parent and the Insurance Subsidiaries to enhance flexibility.

Capital Market Activities
In Nine Months 2025, the Parent issued $400 million of 5.90% Senior Notes due 2035, resulting in net proceeds of $395.9 million after a $0.1 million discount and debt issuance costs of approximately $4.1 million. The proceeds from this debt issuance are being used for general corporate purposes, including supporting organic growth with a $200 million capital contribution to the Insurance Subsidiaries in March 2025. The Parent had no private or public stock issuances during Nine Months 2025.

During Nine Months 2025, we repurchased 698,312 shares of our common stock under our existing share repurchase program for $55.6 million, a $79.60 average price per share, excluding commissions paid and estimated excise tax. We had $19.9 million of remaining capacity under our share repurchase program as of September 30, 2025. For additional information on this share repurchase program, refer to Note 17. "Equity" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report. On October 22, 2025, the Company announced that its Board of Directors authorized a new share repurchase program under which the Company may repurchase issued and outstanding shares of common stock up to $200 million, exclusive of any excise tax impact. This program is effective on October 27, 2025 and has no expiration date. The Company’s existing share repurchase program remained effective through October 24, 2025.

Uses of Liquidity
The Parent uses the liquidity generated from the sources discussed above to pay dividends to our stockholders, among other things. Dividends on shares of the Parent's common and preferred stock are declared and paid at the discretion of the Board of Directors ("Board") based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. Our Board declared:

•    A 13% increase in the quarterly cash dividend on common stock, to $0.43 per common share, that is payable December 1, 2025, to holders of record on November 14, 2025; and
•    A quarterly cash dividend of $287.50 per share on our 4.60% Non-Cumulative Preferred Stock, Series B (equivalent to $0.28750 per depositary share) payable on December 15, 2025, to holders of record as of December 1, 2025.

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

Capital Resources
Capital resources ensure we can pay policyholder claims, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At September 30, 2025, we had GAAP stockholders' equity of $3.5 billion and statutory surplus of $3.4 billion. With total debt of $902.3 million at September 30, 2025, our debt-to-capital ratio was 20.5%. For additional information on our statutory surplus, see Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report.

The following table summarizes certain contractual obligations we had at September 30, 2025, that may require us to invest additional amounts into our investment portfolio, which we would fund primarily with operating cash flows.

($ in millions)	Amount of Obligation
Alternative and other investments	$346.1
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	253.0
Non-publicly traded common stock within our equity portfolio	19.2
CMLs	23.3
Privately-placed corporate securities	97.6
Total	$739.2

There is no certainty (i) these additional investments will be required or (ii) about the timing of funding. We expect to have the capacity to fund these commitments through our normal operating and investing activities as they come due.

The following table provides future cash payments on our notes payable as of September 30, 2025, including our 5.9% Senior Notes, details about which are included in the "Capital Markets" discussion above and Note 12. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q:

	Payment Due by Period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
($ in millions)	Total
Notes payable	$910.0	—	60.0	—	850.0
Interest on debt obligation	725.3	55.2	100.5	100.1	469.5
Total	$1,635.3	55.2	160.5	100.1	1,319.5

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

As of September 30, 2025 and December 31, 2024, we had no (i) material guarantees on behalf of others and trading activities involving non-exchange traded contracts accounted for at fair value, (ii) material transactions with related parties other than those disclosed in Note 18. "Related Party Transactions" in Item 8. "Financial Statements and Supplementary Data." of our 2024 Annual Report, and (iii) material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

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

Book value per common share increased 13% to $54.46 as of September 30, 2025, from $47.99 as of December 31, 2024, primarily driven by $4.97 in net income (loss) available to common stockholders per diluted common share and a $2.77 decrease in after-tax net unrealized losses on our fixed income securities portfolio, partially offset by $1.14 in dividends to our common stockholders. A decline in benchmark U.S. Treasury rates primarily drove the decrease in net unrealized losses on our fixed income securities. Our adjusted book value per share, which is book value per share excluding total after-tax unrealized gains or losses on investments included in accumulated other comprehensive income (loss), increased to $55.83 as of September 30, 2025, from $52.10 as of December 31, 2024.

Cash Flows
Net cash provided by operating activities increased to $856.8 million in Nine Months 2025, compared to $767.7 million in Nine Months 2024, primarily driven by higher levels of cash received for premiums. For more information on our underwriting results, refer to "Insurance Operations" above in this MD&A.

Net cash used in investing activities increased to $1,158.1 million in Nine Months 2025, compared to $687.3 million in Nine Months 2024, primarily due to the investment of proceeds from our 5.9% Senior Note issuance in Six Months 2025. These proceeds also drove the $262.4 million in net cash provided by financing activities in Nine Months 2025, compared to $81.0 million in net cash used in financing activities in Nine Months 2024. Partially offsetting cash proceeds from the 5.9% Senior Notes issuance was cash used for share repurchases and common stock dividends.

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

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of such period are (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is appropriately accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions about required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Third Quarter 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incidental to our insurance operations, we are routinely engaged in legal proceedings with inherently unpredictable outcomes that could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Note 16. "Litigation" in Item 1. "Financial Statements." of this Form 10-Q and Item 1A. "Risk Factors." below in Part II. "Other Information." As of September 30, 2025, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

Risks Associated with the Shutdown of the United States Government
The United States federal government has been shut down since October 1, 2025. When the government is not funded, non-essential federal employees are furloughed and services are limited or curtailed. A prolonged shutdown may lead to broader economic uncertainty and financial market volatility. These conditions could negatively affect our investment portfolio, policyholder behavior, and overall demand for property and casualty insurance products. Disruptions to federal disaster response or recovery programs, including the National Flood Insurance Program (“NFIP”), could impact funding for and our ability to pay NFIP claims in the event of significant natural disasters, potentially impacting our reputation.

While we strive to mitigate these risks through contingency planning and industry government affairs efforts, the ultimate impact of any government shutdown is difficult to predict and may be outside our control. Any material adverse effects resulting from a government shutdown could have a negative impact on our business, financial position, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding our purchases of our common stock in Third Quarter 2025:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Programs (in millions)[2]
July 1 – 31, 2025	414,517	$78.04	414,200	$23.8
August 1 – 31, 2025	51,212	77.28	50,501	19.9
September 1 – 30, 2025	353	79.81	—	19.9
Total	466,082	$77.96	464,701	$19.9
1Total number of shares purchased includes 1,381 shares purchased from employees to satisfy tax withholding obligations associated with the vesting of their restricted stock units.
2On December 2, 2020, we announced our Board authorized a $100 million share repurchase program with no set expiration or termination date. Our repurchase program does not obligate us to acquire any particular amount of our common stock. Management will determine the timing and amount of any share repurchases under the authorization at its discretion based on market conditions and other considerations. On October 22, 2025, the Company announced that its Board of Directors authorized a new share repurchase program under which the Company may repurchase issued and outstanding shares of common stock up to $200 million, exclusive of any excise tax impact. This program is effective on October 27, 2025 and has no expiration date. The Company’s existing share repurchase program remained effective through October 24, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended September 30, 2025, no director or officer of the Company adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

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

**101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

**104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL.
* Filed herewith.
** Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	October 24, 2025	By: /s/ John J. Marchioni
John J. Marchioni
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

Date:	October 24, 2025	By: /s/ Patrick S. Brennan
Patrick S. Brennan
Executive Vice President and Chief Financial Officer
(principal financial officer)