Form 10-K
period 2025-12-31
SELECTIVE INSURANCE GROUP INC
filed 2026-02-09
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

The aggregate market value of the voting company common stock held by non-affiliates of the registrant, based on the closing price on the Nasdaq Global Select Market, was $5,226,605,951 on June 30, 2025. As of January 30, 2026, the registrant had outstanding 60,081,960 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be held on April 29, 2026, are incorporated by reference into Part III of this report.

PART I

Item 1. Business.

Overview

Selective Insurance Group, Inc. ("Parent") is a New Jersey insurance holding company incorporated in 1977. It owns ten property and casualty insurance subsidiaries ("Insurance Subsidiaries") that sell products and services only in the United States ("U.S.") and exclusively through independent insurance agents and wholesale brokers. Nine of our Insurance Subsidiaries are licensed by various state insurance departments as admitted carriers, allowing them to write specific property and casualty lines in the standard market. The tenth subsidiary is authorized as a non-admitted carrier to write property and casualty insurance in the excess and surplus ("E&S") lines market. Throughout this document, we refer to the Parent and the Insurance Subsidiaries collectively as "we," "us," or "our." We use "Parent" when appropriate to distinguish it from the Insurance Subsidiaries. Specific terms related to the property and casualty industry are defined in a glossary attached as Exhibit 99.1 to this Form 10-K.

We have a long and successful history in the property and casualty insurance industry dating back to our 1926 founding. We list our common (stock symbol "SIGI") and preferred (stock symbol "SIGIP") stocks on the Nasdaq Global Select Market. In 2025, AM Best Company ("AM Best") ranked us as the 34th largest property and casualty group in its annual "Top 200 U.S. Property/Casualty Writers" list based on 2024 net premiums written ("NPW"). Our current AM Best financial strength rating is "A+" (Superior).

Strategic Advantages
Our competitive and crowded market requires us to clearly articulate and demonstrate our value proposition to customers, distribution partners, employees, and investors. We believe our five key sustainable competitive advantages are:

•A unique operating model that places empowered decision-makers alongside our customers and distribution partners.

•A franchise-value distribution model, characterized by close and meaningful business relationships with a select group of high-quality distribution partners.

•An ability to develop and integrate sophisticated technology tools that support our front-line employees in making informed risk selection, pricing, and claims decisions.

•A commitment to delivering a superior omnichannel customer experience, enhanced by people and technology.

•A highly engaged and aligned team of extremely talented employees.

Several nationally recognized statistical rating organizations ("NRSROs") evaluate and rate our financial strength, operating performance, strategic position, and ability to meet policyholder obligations.

NRSRO	Financial Strength Rating	Outlook
AM Best	A+	Stable
Standard & Poor’s Global Ratings ("S&P")	A	Stable
Moody’s Investors Services ("Moody’s")	A2	Stable
Fitch Ratings ("Fitch")	A+	Stable

We believe our AM Best rating most significantly influences our ability to write insurance business. Our independent distribution partners recommend insurance carriers based partly on financial strength ratings to (i) ensure an insurance carrier's ability to pay claims and provide benefits to customers when needed, directly impacting the level of trust a customer has in an insurance carrier and (ii) limit their potential liability for customer error and omission claims. Similarly, many customers consider ratings when purchasing insurance because their loan, mortgage, and other real and personal property security agreements typically require minimum carrier financial strength rating requirements.

These NRSROs also evaluate and rate our long-term debt creditworthiness and capacity to meet obligations when they come due. Credit ratings significantly influence our overall funding profile and ability to access certain types of liquidity. Our current senior debt credit ratings are as follows:

NRSRO	Credit Rating	Long-Term Credit Outlook
AM Best	a-	Stable
S&P	BBB	Stable
Moody’s	Baa2	Stable
Fitch	BBB+	Stable

Our S&P, Moody's, and Fitch financial strength and credit ratings influence our ability to advantageously access capital markets more than our AM Best rating.

Segments

We have four reportable segments:

•Standard Commercial Lines, which represented 71% of our 2025 "Total revenues" on our Consolidated Statements of Income and 79% of our 2025 total NPW. We sell our Standard Commercial Lines property and casualty insurance products and services to commercial enterprises, typically businesses, non-profit organizations, and local government agencies, primarily in 36 states and the District of Columbia. Our average 2025 Standard Commercial Lines premium per policyholder was approximately $20,600.

•Standard Personal Lines, which represented 8% of our 2025 "Total revenues" on our Consolidated Statements of Income and 8% of our 2025 total NPW. We sell our Standard Personal Lines property and casualty insurance products and services primarily to individuals in 15 states. Our average 2025 Standard Personal Lines premium per policyholder, excluding flood premium, was approximately $4,100. Standard Personal Lines includes flood insurance coverage sold in all 50 states and the District of Columbia through the Write Your Own ("WYO") program of the National Flood Insurance Program ("NFIP"). We are the fourth-largest WYO carrier based on 2024 direct premiums written ("DPW") reported in the S&P Market Intelligence platform.

•E&S Lines, which represented 11% of our 2025 "Total revenues" on our Consolidated Statements of Income and 13% of our 2025 total NPW. We sell our E&S Lines property and casualty insurance products and services in all 50 states and the District of Columbia. Our average 2025 E&S Lines premium per policyholder was approximately $6,000. The market for our E&S Lines property and casualty insurance products and services is commercial customers unable to obtain coverage in the standard marketplace, generally because of unusual or high-risk exposures. E&S insurers are exempt from many standard market requirements, including form and rate regulation.

•Investments, which represented 10% (including net realized and unrealized gains and losses) of "Total revenues," invests the (i) premiums our Insurance Subsidiaries collect and (ii) amounts generated through our capital management strategies, including debt and equity securities issuance.

We derive nearly all our income/loss in three ways:

•Underwriting income/loss from our insurance operations. We use DPW, gross premiums, NPW, and net premiums earned ("NPE") to evaluate underwriting income/loss. DPW are the amounts billed to policyholders for insurance coverage and services. Gross premiums are DPW plus premiums assumed from other insurers and mandatory pools and associations. NPW are calculated by subtracting premiums ceded to reinsurers from gross premiums. NPE is NPW recognized as revenue ratably over a policy’s term. Underwriting income/loss is NPE minus insurance operations-related expenses incurred.

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

Total underwriting expenses are the sum of "Amortization of deferred policy acquisition costs" and "Other insurance expenses", offset by "Other income" on our Consolidated Statements of Income. Other income primarily consists of installment fees charged to customers who pay their premiums in installments.

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

"Net income (or loss) available to common stockholders" on our Consolidated Statements of Income also includes (i) corporate expenses, including long-term employee incentive compensation and other general corporate expenses, (ii) interest on our debt obligations, (iii) federal income taxes, and (iv) dividends to preferred stockholders.

To measure financial performance, we use (i) net income (or loss) available to common stockholders and (ii) an operating income calculation that does not conform to U.S. generally accepted accounting principles ("non-GAAP"). Non-GAAP operating income differs from net income available to common stockholders by excluding after-tax net realized and unrealized gains and losses on investments. This non-GAAP measure is used as an important financial measure by us, analysts, and investors because the timing of realized investment gains and losses on securities in any given period is largely discretionary. In addition, net realized and unrealized investment gains and losses could distort the analysis of trends.

We use combined ratio as the key performance measure to assess the underwriting profitability of our insurance operations. The combined ratio is the sum of (i) the loss and loss expense ratio, which is the ratio of net loss and loss expense incurred to NPE, (ii) the expense ratio, which is the ratio of underwriting expenses to NPE, and (iii) the dividend ratio, which is the ratio of policyholder dividends to NPE. A combined ratio under 100% indicates an underwriting profit, and one over 100% indicates an underwriting loss. The combined ratio does not reflect net investment income earned, net realized and unrealized investment gains or losses, federal income taxes, interest expense, or corporate expenses. The loss and loss expense ratio typically has the most significant impact on our combined ratio. Key inputs in our loss and loss expense ratio include catastrophe and non-catastrophe property loss and loss expenses incurred, current year casualty loss and loss expenses, and prior year casualty reserve development.

We evaluate our investments segment's financial performance using after-tax net investment income earned. We also assess total return, which we calculate as the ratio of the sum of the following pre-tax components, to average invested assets: (i) net investment income, (ii) net realized and unrealized investment gains or losses (including losses on securities we intend to sell and credit loss expense or benefit) in income, and (iii) unrealized investment gains or losses included in accumulated other comprehensive income or loss. Our investment philosophy is predicated on setting specific risk and return objectives for the fixed income, equity, and alternative investment portfolios and comparing each to a weighted-average benchmark of comparable indices.

Other important measures of our overall financial performance that we consider include return on common equity ("ROE") and non-GAAP operating return on common equity ("non-GAAP operating ROE"). We use non-GAAP operating ROE for the same reason we use non-GAAP operating income: to avoid trend analysis distortion from the largely discretionary timing of investment gains and losses. ROE is calculated by dividing net income available to common stockholders by average common stockholders' equity. Non-GAAP operating ROE is calculated by dividing non-GAAP operating income available to common stockholders by average common stockholders' equity. We evaluate our segments, in part, based on their contribution to non-GAAP operating ROE. We strive to achieve an average non-GAAP operating ROE of 12% over time.

For further details about our 2025 results compared to these performance measures, refer to "Financial Highlights of Results for Years Ended December 31, 2025, 2024, and 2023" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

Insurance Operations

Overview
Our insurance operations generate revenue by selling insurance policies and services in exchange for insurance premiums. Nearly all our sales come from one-year term policies, and the most significant cost associated with these policies is loss and loss expense for covered events.

Loss and loss expense reserves are one of our critical accounting estimates and represent the ultimate amounts we will need to pay in the future for incurred covered claims and related expenses for policies we have sold. Estimating reserves as of any given date is inherently uncertain, and requires estimation techniques and considerable judgment. We regularly assess our overall reserve position through internal and external actuarial reserve reviews. For a discussion of our loss reserving process, see "Critical Accounting Policies and Estimates" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." and Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

To protect our capital resources and manage the risks associated with our coverage obligations to our insureds, we purchase reinsurance from third parties and enter into other risk transfer agreements with them. Our Insurance Subsidiaries also transfer risks and share premiums and losses based on percentages specified in an insurance holding system intercompany reinsurance pooling agreement. For information on our reinsurance treaties and agreements, see "Reinsurance" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

Products and Services
Our Insurance Subsidiaries sell two broad categories of insurance policies:

•Casualty insurance, which generally covers the financial consequences of (i) third-party bodily injury and/or property damage from an insured's negligent acts, omissions, or legal liabilities, (ii) our obligation to defend our insured(s) for covered claims, and (iii) injuries employees suffer in the course of employment. Casualty claims are long-tailed, and while most claims are reported within the first few years, they may take many years to fully resolve.

•Property insurance, which generally covers accidental loss to an insured's real property, personal property, and/or property loss-related earnings. Property claims are usually reported and settled in a relatively short period after the date of loss.

The following table shows the principal types of property and casualty insurance policies we underwrite and issue:

Types of Policies	Category of Insurance	Standard Commercial Lines	Standard Personal Lines	E&S Lines
Commercial Property (including Inland Marine)	Property	X		X
Commercial Package Policies	Property/Casualty	X		X
Commercial Automobile	Property/Casualty	X		X
General Liability (including Excess Liability/Umbrella)	Casualty	X		X
Workers Compensation	Casualty	X
Businessowners' Policies	Property/Casualty	X
Bonds (Fidelity and Surety)	Casualty	X
Homeowners	Property/Casualty		X
Personal Automobile	Property/Casualty		X
Personal Umbrella	Casualty		X
Flood[1]	Property	X	X
1Most of our flood loss exposure relates to our participation in the NFIP's WYO program, to which we cede 100% of our WYO flood insurance premiums and losses. Our Standard Personal Lines segment results include our WYO policies issued to Standard Personal Lines and Standard Commercial Lines customers.

Product Development and Pricing
Our insurance policies are contracts with our policyholders that specify the losses we cover and the amounts we will pay for covered claims. We develop our coverages by (i) adopting policy forms created or filed by statistical rating agencies or other third parties, including Verisk Analytics' Insurance Services Office, Inc. ("ISO"), American Association of Insurance Services, Inc. ("AAIS"), and the National Council on Compensation Insurance, Inc. ("NCCI"), (ii) independently creating our policy forms, or (iii) modifying third-party policy forms. When developing products and services, we consider market demands, profitability, competitive research, feedback from our independent distribution partners, and the potential for the product or service to enhance the safety of our customers' commercial or personal endeavors.

Our policies insure future covered events, so we cannot determine an individual policy's actual loss costs when sold and issued. Consequently, we consider many risk characteristics when pricing policies. Like most property and casualty insurers, our loss data is not sufficiently credible to independently establish the complex loss costs and rating variable structures our products require. We often adopt loss costs and rating structures that statistical rating agencies, such as ISO and NCCI, file with state insurance regulators. We typically modify these loss costs or factors based on actuarial analyses of our credible historical statistical data, factoring in loss trends and other expected impacts. We combine the resulting loss costs with expense and profit provisions to develop premium rates. We may use market data, and incorporate business judgment, to supplement the indicated rates to determine our final filed rates.

We use predictive models, which analyze historical statistical data about various risk characteristics that drive loss experience for many of our Standard Commercial Lines and Standard Personal Lines products. Some of these models incorporate traditional artificial intelligence ("AI"). The predictive capabilities of these models depend on the quantity and quality of available statistical data, which we may supplement with other market information, third-party data, and underwriting judgment to refine statistical rating agencies' rating plans or independently develop proprietary rating plans. We use the output of these models to (i) inform the individual risk underwriting and pricing process in Standard Commercial Lines and (ii) develop factors in our filed rating plans in Standard Personal Lines.

Customers and Customer Markets
We categorize our Standard Commercial Lines customers into five strategic business units ("SBUs"):

	Percentage of Standard Commercial Lines DPW	Description
Contractors	43%	General contractors and trade contractors
Mercantile and Services	26%	Retail, office, lessors risk/property owners, automobile services, and golf courses
Community and Public Services	16%	Public entities, social services, religious institutions, and schools
Manufacturing and Wholesale	14%	Manufacturers, wholesalers, and distributors
Bonds	1%	Fidelity and surety
Total Standard Commercial Lines	100%

We do not categorize Standard Personal Lines or E&S Lines customers into SBUs. No one customer accounts for 10% or more of our insurance operations DPW in the aggregate.

Geographic Markets
We sell our insurance products and services by segment in the following geographic markets:

•Standard Commercial Lines products and services, primarily in 36 states and the District of Columbia.

•Standard Personal Lines products and services, primarily in 15 states in the Eastern, Midwestern, and Southwestern regions of the U.S. Flood insurance, reported in this segment, is sold in all 50 states and the District of Columbia.

•E&S Lines products and services, in all 50 states and the District of Columbia.

In 2025, we began writing Standard Commercial Lines business in Kansas. Geographic expansion allows us to compete more effectively against national insurers and diversify our portfolio risk. We expect to enter Montana and Wyoming by the end of 2026, subject to regulatory approvals. While we expect to continue to grow our presence in states where we have recently expanded, our pace of geographic expansion is moderating as we move closer to our goal of operating our Standard Commercial Lines business with a near-national footprint.

We manage and support our business from several offices, including; (i) Branchville, New Jersey, for corporate functions; (ii) Farmington, Connecticut, the principal office for investment operations; (iii) Hartford, Connecticut, used by our information technology ("IT") department and several other corporate functions; (iv) Richmond, Virginia, where our underwriting and claims service center is located; and (v) six regional branches, listed in the following table:

Region	Office Location
Heartland	Indianapolis, Indiana
New Jersey	Hamilton, New Jersey
Northeast	Branchville, New Jersey
Mid-Atlantic	Allentown, Pennsylvania, and Hunt Valley, Maryland
Southern	Charlotte, North Carolina
West	Scottsdale, Arizona

We have leased a new facility in Short Hills, New Jersey, where many Branchville operations, including our Executive Leadership Team, will be relocating beginning in mid-2026 and continuing through 2029.

Our E&S Lines have offices in Scottsdale, Arizona, and Dresher, Pennsylvania. Our Flood business operates from offices in Branchville, New Jersey, and Miami, Florida. Our Staff Counsel operation, which represents our policyholders in claims litigation, has 11 leased offices primarily located in the Eastern U.S.

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

We use independent distribution partners to sell our insurance products and services as follows:

•Standard Commercial Lines: Independent retail agents;
•Standard Personal Lines: Independent retail agents; and
•E&S Lines: Wholesale general agents and independent retail agents.

We seek to compensate our distribution partners fairly and consistently, in line with market practices. Typically, we pay commissions calculated as a percentage of DPW, with supplemental amounts based on profitability and premium growth. No single independent distribution partner is responsible for 10% or more of our insurance operations' premium.

Independent Retail Agents and Standard Lines
A 2024 Independent Insurance Agents & Brokers of America study estimated there are 39,000 independent property/casualty insurance agents and brokers in the U.S., reflecting a 3% decrease from its 2022 study. We expect that independent retail insurance agents – representing most of our distribution partners – will remain a significant force in overall insurance industry premium production. Their business model, which involves representing multiple insurance carriers, provides customers a wider choice of insurance products, more competitive pricing, and individualized risk-based consultation.

Approximately 1,680 distribution partners sell our standard lines products and services through approximately 2,940 office locations. About 730 of these distribution partners sell our Standard Personal Lines products. Approximately 6,520 distribution partners sell our flood insurance products.

Wholesale General Agents, Independent Retail Agents and E&S Lines
We have approximately 80 wholesale general agents with a total of 260 office locations selling our E&S Lines business. These wholesale general agents have been granted limited binding authority for risks meeting our prescribed underwriting and pricing guidelines. They refer risks ineligible for binding authority to our underwriters. In 2025, we expanded our distribution by allowing a limited group of our appointed Standard Commercial Lines independent retail agents access to our E&S offerings through an in-house managing general agent.

Marketing
Our primary marketing strategy is to:

•Employ a locally-based, empowered field underwriting model for Standard Commercial Lines, placing decision-makers and resources near our customers and distribution partners. We discuss this model further in the "Technology, Innovation, and Operating Model" section below.

•Deploy a distribution model that allows the principals and producers of our high-quality independent insurance agencies to fully realize the significant franchise value of our appointment and their right to sell our Insurance Subsidiaries' products and services. To further enhance value and support profitable growth, we establish meaningful and close business relationships with our distribution partners. This includes (i) soliciting, gathering, and acting on feedback from them and our mutual customers, including about our products and services and brand, (ii) familiarizing them with our new product offerings, and (iii) providing professional education and development programs focused on producer recruitment, sales training, agency perpetuation, customer experience enhancement, online marketing, and distribution operations.

•Develop and carefully monitor annual goals with each distribution partner that involve (i) the types and mix of risks they place with us, (ii) new business and renewal retention expectations and pricing, and (iii) the profitability of the business they place with us.

•Leverage people and technology to improve brand recognition and foster meaningful customer engagement through a data-driven omnichannel marketing strategy that prioritizes delivering a superior customer experience. We expect this integrated marketing and customer engagement approach will position us as an industry leader and (i) afford us a dynamic view of the changing marketplace and customer expectations, (ii) provide us insight into unique value-added products and services that could have the greatest impact on each customer, and (iii) help drive brand health and perception leading to increased retention and business acquisition.

Technology, Innovation, and Operating Model
We continually evolve our technology and operating model to prioritize innovation, a superior omnichannel experience for our customers and distribution partners, and 24/7 digital access to account information and transactional capabilities. While many insurers offer digital customer solutions for personal lines, we strive to be a digital and customer experience leader in all three of our insurance operations segments.

Technology
We use technology extensively in our business, making significant investments in IT platforms, integrated systems, and cloud-based solutions. We employ traditional AI methods, such as machine learning, to increase organizational efficiency and improve decision-making speed and accuracy. This enables us to reallocate resources to initiatives that drive greater value. We are increasingly leveraging general-purpose and industry-trained generative AI solutions that use large language models to improve internal process efficiency and effectiveness. We maintain a cross-disciplinary Artificial Intelligence and Model Governance Committee, accountable to the Executive Risk Committee ("ERC"), to govern the acquisition, creation, deployment, use, and reliance on internal and external models in the execution of insurance activities.

Our technology investments provide:

•Our distribution partners with accurate business information and seamless integration with our systems, enabling easy policy transaction processing;

•Our service representatives with a customer account-centric view of our policyholders, reducing response times for customers and complementing customer access to on-demand digital transactional capabilities;

•Our underwriters with advanced underwriting and pricing tools and predictive models, which provide guidance and automatically retrieve relevant public information on existing and potential policyholders, allowing for quicker decision making and enhanced profitability and premium growth; and

•Our claims adjusters with predictive tools to identify claims likely to involve escalating losses, fraud, subrogation, or attorney representation.

Our digital strategy offers our Standard Commercial Lines and Standard Personal Lines customers a mobile application and a self-service portal branded as MySelective. Our award-winning mobile application continues to satisfy users, earning a 4.7 out of 5 star rating on the Apple App Store. As of December 31, 2025, 59% of our customers are registered for MySelective. This application gives policyholders on-demand self-service access to account information, electronic bill payment, claims reporting, and a comprehensive risk management center.

We are committed to delivering additional digital value-added services that help customers manage their risks. These include timely notifications about vehicle and product recalls, adverse weather, and claim status. In 2025, we expanded our suite of value-added services to include a plug-in sensor and fire prevention service that monitors for hazards that could lead to electrical fires, along with other detection sensors and telematics.

Our primary technology operations are in Branchville, New Jersey, Hartford, Connecticut, and Charlotte, North Carolina. We have agreements with multiple consulting, IT, and supplemental staffing service providers to augment our internal resources. These providers supply approximately 56% of our skilled technology capacity, with 75% of their resources based overseas. We retain management oversight of all projects and ongoing IT production operations. We have established procedures to manage an efficient transition to any new technology vendors without significantly impacting our operations.

Innovation
We have a dedicated innovation team under our Chief Marketing and Innovation Officer to uphold our culture of innovation and deliver long-term value to our customers and distribution partners. This team applies proven innovation techniques and methods to identify, prioritize, and advance strategic ideas and opportunities. This team also monitors critical industry and insurance technology trends that impact our customers, distribution partners, and employees. By establishing this team, we have expanded our innovation culture through employee training and skill-building, while also facilitating departmental and cross-functional strategy and innovation sessions.

Operating Model
We believe our unique operating model is a competitive advantage. To foster stronger relationships with our independent distribution partners, our Standard Commercial Lines underwriting and risk management professionals are located in the geographic territories they serve. Our Claims operation is organized regionally by specialty, with local personnel responsible for managing our customer, claimant, and distribution partner relationships. In addition, our employees are provided with sophisticated tools and technologies to inform underwriting, pricing, risk management, and claims decisions.

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

We have 88 field-based Risk Management Specialists who support current and prospective policyholders locally. Their risk management enhancements and best-practice recommendations reduce our customers' exposure to property, liability, and workers compensation risks. Their account-specific analyses enhance our underwriters understanding of coverage exposures and customer risk management, enhancing our new business and renewal underwriting decisions. Our Risk Management Center ("RMC") digitally scales our risk management expertise, offering our Standard Commercial Lines customers seamless, on-demand access to a curated selection of self-service risk management resources. These resources are aligned with the specific insurance coverages we provide and were expanded in 2025 to include risk self-assessments. Our risk management efforts focus on enhancing insured risk management programs, improving loss experience, and increasing retention.

Our key strategies include:

•Conducting risk evaluation through virtual and on-site improvement surveys and customer-completed assessments within the RMC that evaluate potential exposures and offer mitigation solutions;

•Targeting certain segments and states for higher penetration of Compass, our telematics solution;

•Providing internet-based risk management educational resources, including an extensive library of coverage-specific safety materials, videos, and online courses, such as defensive driving and employee educational safety;

•Performing on-site thermographic infrared surveys that identify potential electrical hazards; and

•Offering Occupational Safety and Health Administration construction and general industry certification training.

Our risk management initiatives include proactively providing policyholders with notifications and alerts, identifying risks, mitigating potential losses, and offering tools and technologies that enhance safety and reduce loss occurrences. Examples of our initiatives include:

•Vehicle recall notifications to our policyholders and distribution partners;

•Advance notices to help prepare for severe weather conditions, including guides on structural improvements, roof and drainage maintenance, and measures to prevent clogged or frozen plumbing and sprinkler systems;

•Food and product recall notifications to policyholders in food manufacturing, distribution, and preparation; and

•Digital customer self-assessments of workplace hazards, with best practice recommendations tailored to the customer's specific risks.

We have continued to modernize and enhance the capabilities of our new Standard Commercial Lines agency interface platform, designed to streamline the quoting and issuance of new small business policies. Writing small business is a core part of our growth strategy, and we define the class as low-hazard risks under specified exposure thresholds, such as property values, payroll, or sales in specific industry classes. In recent years, the small business market has become more competitive, with many carriers using technology to facilitate new business growth. We continue to focus on (i) enhancing the speed and ease of small business writing for our distribution partners and (ii) providing a best-in-class small business customer experience.

We have added additional business capabilities within Standard Commercial Lines small business, including:

•Introducing small business eligibility to new lines of businesses;

•Streamlining the quoting process with data prefill functionality;

•Enhancing the user experience of our rating platform by reducing the amount of required information before quote generation;

•Improving the in-platform user experience to support new small business growth and enable straight-through processing that allows our distribution partners to issue business without underwriter involvement; and

•Integrating with comparative rating tools for specific lines of business in Standard Commercial Lines.

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

•E&S Lines: Our E&S Relationship and Underwriting Managers promote our products to wholesale general agents, provide training on underwriting guidelines and automation, and collect market insight. Our wholesale general agents handle new and renewal business in accordance with established guidelines. Any exceptions or declinations are reviewed by our small commercial E&S underwriters, who assess individual account risk characteristics. Middle market accounts exceed our wholesale general agents' authority, and they must be submitted to our E&S commercial underwriters, who make underwriting and pricing decisions based on the submitted information, third-party data, and business judgment.

Our automated small business rate, quote, bind, and issue system for E&S Lines reduces manual touchpoints throughout the policy lifecycle. This allows our agents and underwriting teams to grow their business cost-effectively and efficiently. Underwriting rules embedded in the system qualify the submissions within an agent’s authority and route accounts requiring additional review directly to an underwriter.

Our continued investment in product, operational, and technological enhancements enables and supports growth in our small-commercial and middle-market business. In 2025, we (i) introduced a new specialty lines construction division, including an inland marine team, (ii) invested in operational efficiency, and (iii) began expansion of our distribution capabilities by providing our Standard Commercial Lines independent retail agents direct access to our E&S offerings through an in-house managing general agent.

Our independent distribution partners may designate our USC to service Standard Commercial Lines and Standard Personal Lines accounts. Similar to independent distribution partner employees, all USC employees are licensed agents who respond to policyholder inquiries about insurance coverage, billing transactions, and other matters. Because of the convenience the USC allows, our distribution partners agree to receive a slightly lower-than-standard commission on the associated premium.

Claims Management
Our essential claims service involves evaluating and determining coverage in a timely and appropriate manner. Their evaluation considers the facts and circumstances of the claim and our policy's terms, conditions, and exclusions. To address the increasing complexity of coverage evaluation, construction methods, and litigation, we have structured our claims organization to emphasize:

•Claims handling by technical areas of expertise, such as automobile liability, general liability, property, and workers compensation, with a specialized claims unit for each business line focused on high-severity or technically complex losses and litigation. Claims adjusters within our lines of business are geographically aligned to provide localized expertise;

•Claims agency executives and managers responsible for (i) enhancing the relationship among our policyholders, distribution partners, and claims operation and (ii) providing a single point-of-contact for our large account customers and distribution partners. They work with our regional underwriters to deliver appropriate claims service, communicate trends, and discuss client services;

•Cost-effective delivery of claims services and loss and loss expense control. Dedicated adjusters manage our high volume, low severity automobile and property claims, leveraging virtual adjusting tools that provide prompt and efficient service to our customers; and

•Timely and adequate claims reserving and resolution.

We have been executing a multi-year claims system modernization and process transformation strategy to (i) provide our adjusters with real-time quality data that enables quick coverage decisions, (ii) better monitor adjusting team's workflows, (iii) optimize processes, and (iv) deliver an exceptional customer experience. This strategy also ensures each line of business has an efficient workflow matching claim complexity. We expect (i) reduced cycle times and claims adjudication costs and (ii) improved insured and distribution partner customer service. The modernized system will enable expedited low-touch or no-touch claims processing, depending on the exposure type and severity, and provide improved visibility and transparency throughout the life cycle of a claim file to our insureds, claimants, and distribution partners.

In 2024, we (i) integrated our claims system with key third-party vendors, (ii) introduced a digital payment solution allowing direct fund transfer to insureds, claimants, and vendors, and (iii) increased our payment functionality to allow digital payments to single, multi-party, lien holder, and mortgage payees. In 2025, we implemented a new, modernized claims system for our commercial automobile, personal automobile, general liability, and commercial property lines of business. We intend to expand the system to our workers' compensation and bond lines of business next. In 2026, we intend to continue integrating our claims system with key third-party vendors to (i) provide adjusters with efficient access to state-specific regulatory and compliance claims handling requirements, (ii) offer medical canvas, record retrieval, and investigative management tools, and (iii) streamline the First Notice of Loss process. We expect these changes to improve adjusters' efficiency, enhance overall customer experience, and ensure that we match each claim to an appropriately-skilled adjuster.

Our Special Investigations Unit ("SIU") investigates potential insurance fraud and abuse, reporting findings as required to the proper authorities. The SIU's work is governed by applicable law and direction from regulatory bodies and non-profit organizations dedicated to combating and preventing insurance crime. The SIU adheres to uniform internal procedures to improve detection and act on potentially fraudulent claims. We have developed and deployed a proprietary SIU fraud detection model that identifies potential fraud cases early in a claim's life.

Insurance Operations Competition
We face substantial competition in the insurance marketplace from public, private, and mutual insurance companies with varying levels of brand recognition, scale and operational efficiency, capital bases, book of business diversification, and cost of capital. Many competitors rely on independent partners to distribute their products and services. Other insurance carriers employ their agents, who represent only them, or use a combination of independent partners, captive agents, and direct marketing.

The property and casualty insurance market is highly competitive, with fragmented market share, particularly in Standard Commercial Lines and E&S Lines. Our primary competitors are regional and national insurers that use independent agents. We compete on coverage terms, claims handling, customer experience, risk management services, ease of technology use, price, value-added services, and financial strength ratings. However, we also face increased competition from new entrants and established direct-to-consumer insurers.

Investments Segment

Our Investments Segment's objectives are to maximize the economic value of our investment portfolio by achieving stable, risk-adjusted after-tax net investment income and generating long-term growth in book value per share. Our strategies consider prevailing market conditions, our enterprise risk tolerances, and other risk implications by:

•Maximizing the portfolio's overall total return by investing (i) the premiums from our insurance operations and (ii) amounts generated through our capital management strategies, including debt and equity security issuances; and

•Maintaining (i) a well-diversified portfolio across issuers, sectors, and asset classes and (ii) a fixed income securities portfolio with high credit quality and acceptable duration and maturity profiles to provide ample liquidity.

Our fixed income securities primarily include corporate securities, collateralized loan obligations and other asset-backed securities, mortgage-backed securities, and state and local municipal obligations. We also invest in public equity securities, commercial mortgage loans, short-term investments, alternative investments, and other investments. Alternative investments primarily include limited partnership investments in private equity, private credit, and real estate strategies. Other investments include Federal Home Loan Bank ("FHLB") stock and tax credit investments.

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

Regulation

Primary Oversight by the States in Which We Operate
State law primarily regulates insurance and insurer taxation, as delegated by the U.S. Congress in the McCarran-Ferguson Act. The primary public policy behind insurance regulation is protecting policyholders and claimants over all other constituencies, including shareholders. Property and casualty insurance activities regulated by the states include the following:

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

NAIC Financial Monitoring Tools
Our various state insurance regulators are members of the National Association of Insurance Commissioners ("NAIC"), which has established statutory accounting principles ("SAP"), other accounting reporting formats, and model insurance laws and regulations governing insurance companies. An NAIC model statute, however, only becomes law after state legislative enactments, and an NAIC model rule only becomes a regulation after state insurance department promulgation. Adopting specific NAIC model laws and regulations is a condition of the NAIC Financial Regulations Standards and Accreditation Program. This program allows state insurance departments to recognize and rely on the financial examinations and other reviews conducted by their counterparts, creating efficiencies and limiting overlapping examinations of the same insurance companies.

The NAIC's various financial monitoring tools are generally predicated on NAIC model laws and regulations that have been enacted or adopted by regulators in states in which our Insurance Subsidiaries are organized. The following are among the most material to the operations:

•The Insurance Regulatory Information System ("IRIS"). IRIS identifies thirteen (13) industry financial ratios and specifies "usual values" for each. Departures from the usual values on four or more financial ratios can prompt inquiries from individual state insurance departments about certain aspects of an insurer's business. Our Insurance Subsidiaries have consistently met most IRIS ratio tests.

•Risk-Based Capital ("RBC"). RBC is measured by four major property and casualty insurance risks: (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk. Regulators increase their scrutiny, up to and including intervention, as an insurer's total adjusted capital declines below the NAIC-required capital level. Based on our 2025 statutory financial statements prepared in accordance with SAP, all our Insurance Subsidiaries had total adjusted capital substantially exceeding the regulatory action levels defined by the NAIC.

•Group Capital Calculation ("GCC"). The GCC expands the existing RBC calculation to include (i) capital requirements for other regulated entities in the group and (ii) defined capital calculations for other group entities that are unregulated. The calculation provides state insurance regulators with additional analytical information to assess group risks and capital adequacy, complementing the existing holding company disclosures and analyses. Based on our 2025 statutory financial statements prepared in accordance with SAP, our GCC ratio exceeded the regulatory action minimum threshold.

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

•Own Risk and Solvency Assessment ("ORSA"). ORSA requires an insurer to maintain a framework for identifying, assessing, monitoring, managing, and reporting "material and relevant risks" associated with the insurer's (or insurance group's) current and future business plans. ORSA, adopted by the state domicile insurance regulators of our Insurance Subsidiaries, requires an insurer to file an annual internal assessment of the adequacy of its risk management framework and its current and projected solvency position. For more information on our internal process of assessing our significant risks, refer to the "Corporate Governance, Sustainability, and Social Responsibility" section below.

NRSROs
Rating agencies, although not formal regulators, monitor our capital adequacy. Two are (i) AM Best, with its Best Capital Adequacy Ratio ("BCAR") model, and (ii) S&P, with its capital model. Both evaluate insurer balance sheet strength, comparing available capital to estimated required capital at various probability or rating levels. BCAR and the S&P model differ from the NAIC financial monitoring tools, particularly RBC. While RBC, the BCAR model, and the S&P capital model show similar direction as scenarios change, they react differently to variations in economic conditions, underwriting and investment portfolio mix, and capital. We regularly evaluate our capital adequacy relative to these capital models to ensure we can effectively pursue our business strategies. Rating agencies also revise their capital adequacy models and requirements more frequently than the NAIC updates its financial monitoring tools.

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

The Dodd-Frank Act, enacted in 2010 in response to the 2008 and 2009 financial market crises, provided for some public company corporate governance reforms and some oversight of the business of insurance, including:

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

Corporate Governance, Sustainability, and Social Responsibility
We strive to maintain high ethics and integrity in our business practices. Our focus includes understanding and mitigating risk, serving customers and distribution partners responsibly, enabling our employees’ professional development and work/life balance, being environmentally responsible, and helping the communities where we live, work, and serve.

Corporate Governance
Strong governance, oversight, and transparency form the foundation of our financial and operating success. Our mature risk culture and governance structure are cornerstones of our risk management framework, designed to enhance decision-making and strengthen risk-reward evaluations.

Our internal control framework follows the Committee of Sponsoring Organizations of the Treadway Commission (COSO) model, deploying three lines of defense:

•The first line of defense consists of the individual business functions that deliberately assume, own, and manage the risk on a daily operational basis.

•The second line of defense focuses on risk oversight, supporting the first line in understanding, monitoring, and managing our risk profile through our ERC and dedicated risk team led by our Chief Risk Officer ("CRO").

•The third line of defense is our Internal Audit team, which offers independent, objective assurance regarding the adequacy and effectiveness of our internal control environment with oversight from our Board's Audit Committee. Internal Audit also coordinates risk-based audits, compliance reviews, and other targeted initiatives to evaluate and address risk in specific business areas.

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

Board Oversight
Oversight and guidance are our Board's primary functions. The Board and its committees ("Board Committees") oversee our business performance and the management team ("Management"). The Board reviews and discusses Management reports about our performance, strategy, risks, and significant issues. Eleven of twelve Board members are independent.

Our Board oversees our Enterprise Risk Management ("ERM") process, and all Board Committees oversee risks specific to their areas of supervision and report their activities and findings to the entire Board. The Board's Risk Committee oversees our ERM framework and practices and assists the Board in overseeing our operational activities and identifying and reviewing related risks.

Management and Operating Committees
Our Chief Executive Officer ("CEO") directs the implementation of our business strategy. Management regularly reports to the Board on significant events, issues, and risks that may materially affect our business or financial performance. A description of each Management committee and our ERM function follows:

•Management Investment Committee ("MIC") - Responsible for (i) setting and implementing the investment objectives and asset allocation, (ii) approving and overseeing compliance with investment policies, (iii) selecting qualified external investment managers and advisors, and (iv) monitoring performance, transactions, and specific risk metrics. Our investment team and external investment managers execute our investment strategy and objectives. The MIC meets quarterly and as needed, and provides the Board's Finance and Investments Committee with quarterly reports.

•Underwriting Committee - Responsible for (i) establishing and reviewing authority levels of the CUOs and (ii) reviewing and making decisions on any underwriting transaction and/or action outside the CUO's authority. The Underwriting Committee oversees the distribution of underwriting authority across our insurance operations. This committee meets as needed and evaluates various information related to specific accounts, including underwriting, risk management, claims, and market considerations, as well as projected catastrophe modeling metrics when considering a large property account. Annually, the Board's Risk Committee receives quality assurance reports focused on underwriting guidelines and authority. The Risk Committee reviews underwriting metrics quarterly.

•Enterprise Project Management Office ("EPMO") - Responsible for the review, approval, and continued oversight of large, strategic, transformational, or high-risk projects. Our EPMO framework is based on the Project Management Institute leading practices. Projects above a certain dollar threshold require Board approval. The EPMO includes senior management representatives from all primary business and corporate areas. It meets regularly to review all significant initiatives, receive status reports, and approve project requests.

•Large Claims Committee - Reviews and approves all claim loss or loss reserves or payments above the Chief Claims Officer's authority. Claims that (i) have or are likely to exceed a reinsurance policy coverage limit, (ii) have bad faith exposure of $15 million or more, (iii) are likely to generate significant press interest or have a reputational impact, or (iv) potentially create a significant legal precedent on an insurance coverage issue are reported to the Board's Audit Committee. The Large Claims Committee meets as needed.

•Reserve Committee - Responsible for monitoring loss and loss expense reserve levels and taking management actions on financial recording of reserves. The Reserve Committee reports reserve indications and actions to the Board, and its Audit Committee. Key reserve metrics are also reported to the ERC and the Board's Risk Committee. The Reserve Committee meets quarterly and as needed.

•Executive Risk Committee - Responsible for evaluating and supervising our risk profile and determining future risk management actions supporting our overall risk profile. The ERC provides management oversight of our ERM function and relies on several management committees to analyze and manage specific major risks. The ERC meets quarterly and as needed, reviewing various topics and the interrelation of our significant risks, including capital modeling results, capital adequacy, risk metrics, emerging risks, and sensitivity analysis. The Board's Risk Committee receives quarterly reports on enterprise and emerging risks.

•Disclosure Committee - Responsible for establishing and implementing procedures to ensure compliance with Regulation FD and other applicable securities laws. This committee meets quarterly and as needed, and reports quarterly to the Board's Audit Committee.

•Market Security Committee - Responsible for reinsurance purchase decisions, reinsurer counterparty risk assessment, approval of individual reinsurers' placement on our treaties, and catastrophe risk monitoring. The MSC is comprised of executives and senior leaders with diverse financial and underwriting expertise. It meets semiannually, before each major treaty renewal and as needed. The MSC updates the Board's Risk Committee at least semiannually on reinsurance purchases, market trends, and changes in treaty structure, terms, and conditions. For any reinsurance-related catastrophe bond issuance, the Board’s Finance and Investments Committee reviews and approves any related security offerings.

ERM Function
The ERM unit identifies, measures, monitors, and reports key and aggregated enterprise-wide risks to the ERC, the Board and its Risk Committee. The ERM unit collaborates with other functional areas to develop appropriate responses to identified risks and support the successful execution of our business strategies.

We rely on quantitative and qualitative tools to identify, prioritize, and manage our major risks, including proprietary and third-party computer modeling and other analyses. When appropriate, we engage subject matter experts, such as external actuaries, third-party risk modeling firms, and IT and cybersecurity consultants. Our Insurance Subsidiaries submit an annual ORSA summary report to their domiciliary state insurance regulators. ORSA includes an internal prospective solvency assessment developed by the CRO, in coordination with the ERC, that our Board reviews.

We categorize our major risks into five broad categories:

•Asset risk, arising primarily from our investment portfolio, reinsurance recoverables, and other receivables including credit and market risk;

•Underwriting risk, which is the risk our insured losses exceed our expectations, and includes:
◦Losses from inadequate loss reserves;
◦Larger than expected non-catastrophe current accident year losses; and
◦Catastrophe losses that exceed our expectations or our reinsurance treaty limits.

•Liquidity risk, which is the risk we will be unable to meet our contractual obligations as they become due because we cannot liquidate assets or obtain adequate funding without incurring unacceptable investment losses or borrowing costs;

•Other risks, which include a broad range of risks, many difficult to quantify, like talent/human capital; market conditions; operational, economic, legal, regulatory, reputational, and strategic risks; and the risks of fraud, human failure, modeling, inadequate business continuity plans, and failure of controls or systems, including over cybersecurity risk; and

•Emerging risks, which include risks in any category that are new, known, but evolving rapidly, or increasing substantially compared to historical levels. For example, we consider emerging risks to include (i) heightened levels of economic and social inflation, (ii) the enactment of reviver statutes for abuse victims, (iii) climate change, (iv) the increased threat of cyber incidents, and (v) the increased use of artificial intelligence.

The table below maps our management and operating committees to their responsibilities for our five major risks.

Major Risk Category	MIC	Underwriting Committee	EPMO	Large Claims Committee	Reserve Committee	ERC	Disclosure Committee	MSC
Asset Risk	X					X		X
Underwriting Risk		X		X	X	X		X
Liquidity Risk	X					X		X
Other Risks			X	X		X	X
Emerging Risks						X

Our risk governance structure facilitates effective risk conversations across all levels and disciplines of the organization, promoting strong risk management practices. However, all our strategies and controls have inherent limitations. We cannot be certain an event or series of unanticipated events will (i) occur or not occur and generate losses greater than we expect and (ii) have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. Investors should carefully consider the risks and all other information in Item 1A. "Risk Factors.," Item 7A. "Quantitative and Qualitative Disclosures About Market Risk.," and Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Sustainability and Social Responsibility
We integrate sustainability principles into our business and partner with key stakeholders to develop solutions that enhance resilience, well-being, and customer service. Focus areas include (i) developing our human capital to create a highly engaged and inclusive team of employees and leaders who will guide us into the future, (ii) understanding and addressing the environmental impact climate change has or could have on our business and operations, and (iii) providing customers with empathetic claims service and risk mitigation solutions.

Human Capital
We understand that investing in our workforce and fostering a positive employee experience enhances our team's well-being and contributes to superior, longer-term financial performance. We are committed to maintaining a safe and inclusive workplace for our approximately 2,800 employees. In 2025, we were (i) designated as a Great Place to Work CertifiedTM organization for the sixth consecutive year and (ii) recognized by Forbes as one of "America's Best Mid-Size Employers" for the fifth time.

Physical, Social, and Financial Well-Being of our Employees
We prioritize our employees' physical, social, and financial well-being, and in doing so, it helps us attract and retain superior talent. We are committed to paying competitively, regularly analyzing compensation, and taking appropriate action to support internal equity and external market alignment.

Our financial benefit programs are designed to support the fiscal health of our employees and their families. These include a 401(k) plan with non-elective and employer matching contributions, an employee stock purchase plan with discounted pricing, and tuition reimbursement and student loan repayment programs. Most employees are eligible to participate in our annual cash incentive program, funded and paid based on their performance and our achievement of established financial and strategic objectives. Employees of certain levels are also eligible to participate in our long-term stock-based incentive compensation program, and a non-qualified deferred compensation plan.

We also offer competitive and convenient health and wellness programs. To support our employees' social and emotional well-being, we encourage connections with their colleagues and communities through various programs, including paid time off for volunteering, matching charitable donations, employee engagement events, employee resource and affinity groups, and unique programming to meet employee needs.

Talent Development and Employee Retention
We dedicate significant time and resources to (i) training and development, enabling our employees to fulfill their professional potential and have rewarding careers and (ii) retaining our best talent and fostering a positive work-life balance. We are committed to ongoing employee learning, personal growth, and continuous improvement. Our employees have access to a wide range of resources, including live instructor-led and online skills training courses. We also have leadership and talent development programs and initiatives for all levels of the organization. Examples include our (i) Next Generation of Leaders program, which identifies early- and mid-career management opportunities for focused development and future senior leadership preparation, (ii) RISE (Retain Include Support Engage) program, an accelerated professional development program for individual contributors interested in first-level management positions, (iii) Accelerate program, which provides training for new managers on leadership skills and techniques, and (iv) our Ignite Internship and Momentum Trainee programs, which are early career programs that help develop our future talent pipeline.

As of December 31, 2025, we had approximately 2,800 employees; 1,380 were home-based, 810 were in our regional offices, and the remainder were in our corporate office. Our Flexible Work Location Policy requires most office-based non-management employees to be in their assigned office 40% of the time, and management employees in the office 60% of the time. Our 2025 employee turnover rate was approximately 12%, compared to approximately 10% in 2024. Employees with over 20 years of service represented approximately 13% of our workforce.

Engagement and Inclusion
Building a connected, accountable and empowered organization by developing talent and aligning on prioritized goals is one of our organizational priorities. We employ strategies to create an inclusive workplace culture and attract and retain employees through recruiting, onboarding, training, promotion practices, professional development, engagement surveys, retention interviews, employee resource groups, and competitive compensation and benefits. Collaboration among employees with varied backgrounds fosters innovation, improving operational performance, product development, customer experience, market opportunities, and profitability. We are committed to initiatives that promote inclusion regardless of ethnicity, race, religion, age, veteran status, sexual orientation, gender identity, disability or socio-economic background. Inclusive leadership training is made available to all newly promoted officers, managers, and supervisors. These efforts aim to enhance engagement and create a workplace where everyone feels valued and empowered. At the Board level, the CGNC manages a robust process to recruit new directors with a broad range of skills, expertise, industry knowledge, perspectives, and opinions.

As of December 31, 2025, women represented (i) 57% of our non-officer workforce, consistent with the prior year, and (ii) 37% of our officer workforce, up one point from prior year. Our officer and non-officer ethnic diversity is consistent with the national average for financial services. Approximately 75% of our workforce was White at year-end 2025, compared to 76% at year-end 2024, and 25% were a combination of Black, Latin, Asian, and all other ethnicities at year-end 2025, compared to 24% at year-end 2024.

Environmental
Our Insurance Subsidiaries protect individuals and businesses against the financial impact of covered losses, including from catastrophic events. Climate change increases the unpredictability of weather-related loss frequency and severity, posing a long-term risk to our customers’ businesses and lives – and our profitability. We aim to mitigate climate change impact by (i) prudently overseeing and managing catastrophe risk exposure, (ii) providing our customers with responsive claims handling, risk management services, and proactive weather alerts, (iii) preparing for the continuing transition to clean energy, and (iv) reducing our carbon footprint. Understanding and helping mitigate climate change risks to our business and customers is core to our operations and strategy. We believe these efforts (i) demonstrate responsible corporate action to mitigate climate change impact and (ii) will contribute to sustained superior financial and operating performance over time that will reward our shareholders.

The ERC identified climate change as a "high" level emerging risk and management reviews it at least quarterly with the Risk Committee of the Board. The ERM unit, the ERC, and Management stay informed about key climate change risk developments through industry publications, webinars, conferences, and regular engagement with outside sources, such as our reinsurance brokers, investment managers, trade associations, lawyers, and consultants.

Our ERM function is responsible for measuring, assessing, and monitoring the mitigation of climate change-related physical and transition risks. Physical risks arise from the changing frequency, severity, and characteristics of acute events, like severe convective storms, hurricanes, floods, and wildfires. These risks can directly affect our underwriting results, the long-term viability of specific business lines we write, and our investment portfolio. Transition risks arise as the world progresses towards a low-carbon economy, driven by (i) government policy and regulation, (ii) advances in low-carbon technology, and (ii) shifting societal preferences and public sentiment.

Due to our business risk profile and geographic concentration in the Northeast and Mid-Atlantic states, hurricane peril is our most significant natural catastrophe exposure, driving the "tail" of our modeled catastrophe loss distribution. This risk has influenced our decision to diversify our underwriting portfolio geographically and establish rigorous coastal property exposure guidelines. We seek to manage our exposure to other non-hurricane perils, such as severe convective storms, winter storms, flooding, and wildfires. We do not write crop insurance, have minimal exposure to private flood, and have a limited percentage of our geographic exposures in the Western U.S., all limiting our exposures to other weather-related perils, such as droughts, wildfires, and flooding. We monitor our investment exposure to carbon-intensive industries to measure our vulnerability to climate-related risks involved with the transition to a low-carbon economy.

The ERM unit assesses our catastrophe risk exposure relative to our established tolerances. This evaluation incorporates the results of third-party vendor models and proprietary analysis of exposure to hurricanes and other perils on a gross and net basis. For quantitative information on the modeled results of our underwriting property portfolio by peril, refer to the "Reinsurance" section in "Results of Operations and Related Information by Segment" of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Managing Climate-related Risks
For information about our risks associated with climate change, refer to risks identified with the symbol "" in Item 1A. "Risk Factors." of this Form 10-K.

Insurance Operations
In managing our insurance operations' physical climate-related risks, we model our property portfolio for (i) hurricanes, winter storms, wildfires, and other wind events semiannually in January and July and (ii) earthquakes, a significantly lower exposure for our portfolio than hurricanes and other wind events, annually in July. For some time, we have not underwritten specific environmentally-hazardous risks related to production from coal mines, thermal coal plants, or oil sands extraction because they fall outside our underwriting appetite.

Our underwriting controls employ authority levels for large individual property risks and large property accounts that could create or exacerbate a property aggregation issue. Any individual location exceeding the CUO's property limit authority must be approved by the Underwriting Committee, comprised of the Standard Lines Chief Operating Officer, Chief Financial Officer, Standard Commercial Lines CUO, Executive Vice President of E&S Lines, and CRO. When considering large property accounts, the Underwriting Committee typically (i) reviews an evaluation of property aggregations by county and state and projections of marginal impact on our aggregate modeled losses, assuming we wrote the risk and (ii) discusses our catastrophe risk aggregation appetite and the appropriate pricing for taking the increased risk aggregation.

We believe that we have created an effective control environment for managing gross natural catastrophe risk exposure by (i) setting overall portfolio growth expectations, (ii) monitoring actual results and property aggregations, (iii) having appropriate underwriting authority controls around our largest accounts, and (iv) consistently focusing on appropriate pricing of catastrophe risk.

Our established catastrophic risk tolerance requires that no more than 10% of stockholders’ equity be exposed to a loss from a hurricane event at a 99.6% confidence level (1-in-250-year event or 0.4% probability), on a net-of-reinsurance and after-tax basis. For additional quantitative and qualitative information about our modeled results by scenario on stockholders' equity, refer to the "Reinsurance" section in "Results of Operations and Related Information by Segment" of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Property insurance presents the primary climate-related risk in insurance operations. However, we have potential climate-related claims under liability policies, such as directors' and officers' ("D&O") liability insurance policies. We monitor these liability risks, but we partially mitigate our liability-related climate exposure through our (i) D&O appetite selection, which includes no public companies or financial institutions, (ii) focus on writing business with small regional footprints and avoiding environmentally-hazardous risks, and (iii) reinsurance, which covers claims in excess of our $3 million casualty reinsurance retention.

Investments
We incorporate sustainability considerations into our robust investment due diligence processes. To establish appropriate sustainability investment governance, we maintain (i) a well-diversified portfolio across issuers, sectors, and asset classes and (ii) a high credit quality fixed income securities portfolio with a duration and maturity profile at an acceptable risk level that provides ample liquidity. In addition, we collaborate with our third-party investment managers to ensure they incorporate sustainability guidelines and protocols into their investment processes for our mandates. Our investment strategy considers climate change risk by prohibiting any new direct equity or debt investments in thermal coal enterprises, including those generating 30% or more of their (i) revenue from the ownership, exploration, mining, or refining of thermal coal, or (ii) electricity generation from thermal coal. We believe that as the world transitions to a low-carbon economy, the value of these assets could be at greater risk.

Other
In addition to mitigating insurance operations and investment risk, we:

•Have robust plans to ensure operational continuity if we suffer unforeseen or catastrophic events. We have business continuity plans in place for our key data processing facility (Disaster Recovery Plan), the leadership team (Executive Crisis Management Plan), and significant operational areas. We review, update, and test these plans at least annually. Our tests include "tabletop" exercises and planned hands-on tests.

•Track our Scope 1 and Scope 2 greenhouse gas ("GHG") emissions, which are low relative to entities in other industries because we are an insurance holding company. Our Scope 1 emissions include consumption of natural gas, diesel, refrigerant, and the fuel used by employees for work-related travel in company cars. Our Scope 2 emissions are tied to our electricity use.

•Built solar photovoltaic systems mounted on the ground and the garage at our Branchville office. In 2025, these systems generated approximately 3.3 million kWh of electricity, which we sell to others, together with the right to state that we use renewable energy.

Ongoing Initiatives
We plan to continue reducing our carbon emissions relative to our revenues over the long term. We develop initiatives that we expect will reduce GHG emissions over time. Some include:

•Upgrading our Branchville office building management system, which should reduce heating and cooling natural gas consumption;
•Making efforts to transition our company cars from gasoline to hybrid vehicles; and
•Migrating our information technology systems from our Branchville data center to the cloud.

We have also implemented several initiatives at our Branchville office to lower our environmental impact, including:

•Enhanced waste management and recycling;
•Reducing the use of paper within our business;
•Conversion of all Branchville office light bulbs to LED;
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

Item 1A. Risk Factors.

Certain risk factors can significantly impact our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change actions we take to execute our long-term capital strategy. Examples include, without limitation, contributing capital to any or all of our ten property and casualty insurance subsidiaries ("Insurance Subsidiaries"), issuing additional debt and/or equity securities, repurchasing our existing debt and/or equity securities, or increasing or decreasing common stockholders' dividends. We operate in a continually changing business environment, and new risk factors that we cannot predict or assess may emerge at any time. Consequently, we cannot predict these new risk factors or assess their potential future impact on our business.

Risks Related to our Insurance Operations

We are subject to losses from catastrophic events.
Losses from natural and human-made catastrophes can negatively impact our financial results. Examples include hurricanes, tornadoes, windstorms, earthquakes, hail, thunderstorms, severe winter weather, derechos, floods, and fires, some of which are related to climate change, as well as criminal and terrorist acts, including cyber-attacks, civil unrest, and explosions. The frequency and severity of these catastrophes are inherently unpredictable, and both have increased globally in recent years. In many cases, the increase in catastrophe losses relates to small- to- medium-sized events that primary insurers retain rather than cede to reinsurers. We use sophisticated catastrophe modeling techniques to manage our exposure, but actual exposure and loss experience can materially differ from catastrophe model estimates. For example, catastrophe models did not fully estimate the potential for some recent catastrophe losses (such as Winter Storm Elliott freeze losses in December 2022) and the concurrent economic inflation on construction costs.

Our most significant natural and/or human-made catastrophe exposures are (i) hurricanes impacting the Eastern U.S., (ii) severe convective storms, including hailstorms and tornadoes, (iii) winter storms, (iv) wildfires, (v) earthquakes, and (vi) terrorism events. Single storms could adversely impact our financial results; however, we could experience more than one severe catastrophic event in any given calendar year. We track our severe weather and catastrophe losses using definitions and information from Insurance Services Office, Inc.'s ("ISO") Property Claim Services unit, an internationally recognized authority on insured property losses from catastrophes in the U.S., Puerto Rico, and the U.S. Virgin Islands.

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

Natural catastrophes

Temperature changes can affect weather patterns and the frequency and/or severity of catastrophes, including hurricanes, severe convective storms, wildfires, and flooding – all of which could increase our catastrophe losses relative to historical levels.

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

Human-made catastrophes

Cyber Attacks and Incidents
The risk of a wide-scale criminal or terrorist cyber-attack has become more significant and has drawn increased attention from IT and national security experts, U.S. policymakers, the U.S. military, and the insurance industry. There is general recognition that a wide-scale cyber-attack simultaneously impacting multiple victims is more likely, and systemic risk in the insurance industry has increased. We have identified three primary sources of potential insured exposure to cyber losses: (i) cyber-specific policies designed to cover both first-party and third-party losses; (ii) affirmative cyber coverage grants included in other types of policies, such as commercial property or businessowners' policies; and (iii) "silent cyber" exposures, otherwise known as non-affirmative cyber exposures, which describes cyber risk that is neither expressly covered nor excluded in insurance policies. This exposure may exist if courts, regardless of intent, interpret policy forms without specific related coverage exclusions to provide coverage for a cyber-related incident.

Our cyber-specific policies for commercial lines and personal lines customers are 100% reinsured with highly-rated specialty cyber markets. These solutions allow us to meet our customers' cyber insurance needs while mitigating our underwriting risk as we develop our expertise in the cyber insurance market.

Beyond our cyber-specific policies, some of our other insurance policies may provide coverage following a cyber event in certain circumstances:

•We offer limited first-party affirmative cyber coverage in our commercial property and businessowners' policy forms. Our base property and businessowners' forms typically include a $2,500 or $10,000 cyber coverage grant that includes "virus and harmful code." Over 90% of our policies with virus/harmful code coverage on commercial property, businessowners', commercial output policy, or inland marine forms have sub-limits of $25,000 or lower. In addition, we apply cyber incident exclusions that eliminate coverage for malicious cyber except for the sub-limited coverage in the base ISO coverage forms and our property and businessowners' property “virus and harmful code” extension endorsements.
•Most of our general liability and businessowners' policies exclude cyber-related liability losses, except for "bodily injury." Our specific cyber-exclusion and liability forms' lack of affirmative sub-limited cyber coverage effectively limits most "silent cyber" exposure. For new and renewal policies effective October 1, 2025, and later, we implemented ISO's cyber incident exclusion for general liability, which eliminates coverage for "bodily injury" and "property damage."
•By statute, workers compensation policies cannot include cyber exclusions, and a cyber-attack-related workplace injury could trigger coverage.

Terrorism
We are required to participate in TRIPRA, now extended to December 31, 2027, for our Standard Commercial Lines and E&S Lines business. TRIPRA rescinded all previously approved coverage exclusions for terrorism and requires private insurers and the U.S. government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. Under TRIPRA, each participating insurer must pay a significant deductible of specified losses before federal assistance is available. Our $684 million deductible is based on a percentage of our prior year’s applicable Standard Commercial Lines and E&S Lines premiums. In 2026, the federal government will pay 80% of losses above the deductible, with the insurer retaining 20%. Although TRIPRA will mitigate some of our loss exposure to a large-scale terrorist attack, the size of our deductible and 20% co-participation could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. If the U.S. Secretary of the Treasury does not certify specific terrorist events, we could be required to pay terrorism-related covered losses without TRIPRA's risk-sharing benefits. We could also be required to pay terrorism-related losses for customers who declined terrorism coverage.

Our primary workers compensation policies are required to cover terrorism risk, so TRIPRA applies to those policies. Insureds with non-workers compensation commercial policies can accept or decline our terrorism coverage or negotiate with us for other terms. In 2025, 83% of our Standard Commercial Lines non-workers compensation policyholders purchased terrorism coverage that included nuclear, biological, chemical, and radioactive ("NBCR") events. TRIPRA also applies to cyber liability insurance policies reported under a Terrorism Risk Insurance Program-eligible line of insurance.

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

An increase in natural or man-made catastrophe losses, including a systemic cyber-attack that results in an aggregation of property and/or casualty cyber losses, will reduce our net income and stockholders’ equity and could have a material adverse effect on our liquidity, financial strength, and debt ratings. The closer a catastrophe occurs to the end of a reporting period, the more likely we are to have limited information to estimate loss and loss expense reserves, increasing the uncertainty of our estimates. More comprehensive claims information available after a reporting period may result in reserve changes in subsequent periods.

Our loss and loss expense reserves may not adequately cover actual losses and expenses.
We maintain reserves for our estimated liability for loss and loss expense associated with reported and unreported insurance claims. Estimating loss and loss expense reserves is inherently uncertain, and there is no method for precisely determining the ultimate liability for claims settlement. We base our loss and loss expense reserve estimates on our internal in-depth reserve review, which uses our loss experience, claims payment and reporting patterns, and our assessment of underlying claims frequency and severity trends. We supplement the estimates with other subjective considerations, including projected impacts from economic, political, social, and legal developments or trends, such as inflation, judicial trends and tort decisions, and various state legislative initiatives. We cannot predict the timing or impact of these developments or trends with certainty; nor can we be certain that the reserves we establish are adequate or will remain so in the future.

We review our reserve position quarterly and adjust it as determined appropriate. An increase in reserves (i) reduces net income and stockholders' equity, and (ii) could have a material adverse effect on our liquidity, financial strength, and debt ratings. As we underwrite new business and renew existing business, we estimate future loss cost trends to inform our product pricing, aimed at generating an adequate risk-adjusted return. If our future loss cost trend estimates prove to be understated, our pricing of future new and renewal business could be inadequate to cover actual loss costs, and our future loss and loss expense reserves could be understated.

Three examples of how loss and loss expense reserves might be affected by economic, political, social, or legal developments or trends are:

•If economic inflation, including medical inflation, is higher than our assumptions, our loss and loss expense reserves for our longer tail lines of business could be insufficient. For example, 2022 inflation rates reflected in the overall consumer price index ("CPI"), the Core CPI, and the Producer Price Index, were higher than in 2021. While inflation moderated in subsequent years, it remains elevated relative to the Federal Reserve’s long-term 2% target. The workers compensation line of business is particularly susceptible to inflation due to its extended payment pattern and exposure to medical care services and commodities. While medical inflation has been low for several years, it has risen recently and, in combination with rising utilization, is driving increases in workers compensation medical severities. If this trend continues and medical care costs increase significantly or persist at a higher level for an extended period, our overall loss and loss expense reserves could be materially impacted. Our short-tail property lines of business are also susceptible to inflation due to their exposure to increased labor and material costs.

•Social inflation refers to the phenomenon where societal factors, such as attitudes, perceptions, and cultural changes, contribute to increased insurance claims costs and litigation. It often results in higher payouts in legal settlements and jury awards, and affects insurance premiums for businesses and individuals. This inflation is driven by various factors, including changing jury attitudes, increased litigation funding, larger awards in court cases, legal system abuse, insurance coverage gaps, increased willingness to undergo surgery, and novel interpretations of liability. Social inflation can affect all lines of business. However, the automobile liability, general liability, and corresponding umbrella lines of business involving bodily injury to third-party claimants tend to be more susceptible to social inflationary impacts. Our reserve for loss and loss expense could be insufficient if impacts from social inflation exceed our assumptions.

•Various states have expanded or could expand the statute of limitations for civil actions alleging sexual abuse. By retroactively permitting previously time-barred claims, these "reviver" laws may result in insurance claims that could significantly increase loss costs and require new reserves or re-evaluation of previously established reserves. Since reviver statutes have been enacted, we have received some notices of claims or potential claims for alleged acts, some that may have occurred several decades ago. Without prior experience, we cannot estimate the number of "reviver" claims notices we may receive. Most notices (i) are blanket notices sent by attorneys representing claimants unsure of the alleged assailant or supervising entity's insurer or policy (if any) and (ii) may not implicate any of our or a predecessor's insurance policies. For those we determine implicate one of our or a predecessor's policy, we (i) have investigated or are investigating facts, (ii) have evaluated policy terms, (iii) believe we have appropriate coverage defenses to most of these claims and/or sufficient reinsurance protections, and (iv) have considered these factors in establishing our reserves, which we believe provide a reasonable estimate of the aggregate ultimate net exposure for these claims. We face related litigation risks because policyholders and claimants may challenge our coverage positions. We discuss these risks further below in the Risk Factor entitled, "We are engaged in ordinary routine legal proceedings incidental to our insurance operations that are inherently unpredictable and could impact our reputation and/or have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods."

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
We transfer a significant portion of our underwriting risk to third parties through reinsurance, primarily in the form of annual contracts that reimburse us for losses exceeding specified thresholds on a per-loss or aggregate basis. Typically, our reinsurance coverages align with the coverages in our primary insurance policies, including coverages for catastrophes. Historically, commercial property and homeowners losses have accounted for most of our catastrophe-related reinsurance claims. We determine the amount of reinsurance we purchase by analyzing historical losses and outputs from various modeling software programs that analyze our Insurance Subsidiaries' risks, particularly for catastrophes. Insufficient reinsurance could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

Reinsurance availability, retentions, coverage limits, terms, conditions, exclusions, and cost depend on market conditions, which are influenced by traditional direct- and broker-placed reinsurance, retrocessional reinsurance, and catastrophe bond market capacity. These market factors can cause reinsurance costs to fluctuate, which may not correlate with our loss experience. State insurance regulators generally permit us to consider catastrophe reinsurance expense in our filed rates and rating plans. However, the conditions and timing of regulatory approval may not align with the actual reinsurance expense. Reinsurance expense increases that are not considered or approved in our filed rates and rating plans will reduce our earnings. If we cannot negotiate desired reinsurance amounts or terms, we may experience increased reinsurance expenses and increased risk retention on individual or aggregate claim losses, which could limit our ability to write future business.

Our Insurance Subsidiaries face increased underwriting risk and loss exposure for specific primary policy perils, like cyber and communicable diseases, which our reinsurance policies now principally exclude. Our reinsurance contracts also restrict our ability to cede certain types of potential terrorism-related losses. Increased underwriting risk from these and other risks could lead to higher net loss and loss expense and underwriting results volatility. Decreased reinsurance availability would also increase our underwriting risk if we cannot fully place our targeted reinsurance treaty coverage on renewal.

Even with the benefits of reinsurance, our catastrophe risk exposure could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We are exposed to credit risk.
We encounter credit risk in various areas of our insurance operations, particularly from third parties:

•Our reinsurers, which have payment obligations under our reinsurance agreements. Reinsurance credit risk can fluctuate over time, increasing during periods of high industry catastrophe and liability losses. Reinsurers generally manage their significant loss exposure through their own reinsurance programs, or retrocessions, and we do not have complete details about them. If our reinsurers have trouble collecting on their retrocession programs or reinstating retrocession coverage after a large loss, we may not receive timely or full payment of our reinsurance claims. Consequently, we have direct and indirect counterparty credit risk to our reinsurers and the reinsurance industry, which is a global yet concentrated market.

•Certain life insurance companies, if they fail to fulfill their contractual obligations to our policyholders or claimants under annuities we purchased as part of structured claims settlements.

•Some of our independent distribution partners who collect our premiums from policyholders.

•Some policyholders, who are directly obligated to us for premium and/or deductible payments, may have their payment timing altered by regulator-granted payment moratoriums.

Our exposure to credit risk could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We depend on distribution partners.
We market and sell our insurance products through independent, non-employee distribution partners. Independent distribution partners have – and we expect they will continue to have – a significant role in the overall production of insurance industry premium. While our customers find advantages in using independent distribution partners, our reliance on independent distribution partners presents risks and challenges, including:

•Competition within our distribution channel, as we must market our products and services to independent distribution partners who can access multiple carriers and markets.

•Brand recognition challenges because we closely coordinate marketing with our distribution partners and some customers do not differentiate their insurance agent from their insurer.

•Our market share growth is tied to our distribution partners' market share. Consequently, growth in our Standard Personal Lines could be more limited than in our Standard Commercial Lines. Competitors have focused on lower-cost "direct-to-customer" distribution models emphasizing digital ease and efficiencies to grow market share in standard personal lines. Continued advancements in "direct-to-customer" distribution models may impact our independent distribution partners' overall market share, make it more difficult for us to grow, or require us to establish relationships with more distribution partners.

•Aggregation and consolidation of our independent distribution partners and their market share. Some publicly traded and private equity-backed independent distribution partners have deployed consolidation strategies to acquire other independent distribution partners and increase their market share ("Aggregators") over the last decade. If more of our independent distribution partners become Aggregators or Aggregators acquire them, the demands and influence of Aggregators on our business could increase. For example, certain aggregators are pursuing strategies to consolidate their business with fewer insurers and demanding customized compensation agreements. Aggregators accounted for approximately 51% of our DPW at December 31, 2025, up from 46% in the prior year. No single distribution partner is responsible for 10% or more of our combined insurance operations' premium.

Our financial condition and results of operations are impacted by the success of our independent distribution partners in marketing and selling our products and services.

National and global economic conditions could adversely and materially affect our business, results of operations, financial condition, and growth.
Unfavorable economic developments, such as a decline in economic growth or an increase in inflation levels, could adversely affect our earnings if our policyholders require less insurance coverage, cancel existing insurance policies, modify coverage, or choose not to renew with us. Inflation could significantly affect our claims severity across multiple lines of business potentially leading to adverse reserve development. An economic downturn could also lead to increased credit and premium receivable risk, failure of reinsurance counterparties and other financial institutions, limitations on our ability to issue new debt, reduced liquidity, and declines in the fair value and financial strength ratings of our investments. These potential events and other economic factors could adversely and materially affect our business, results of operations, financial condition, and growth. During 2025, 24% of DPW in our Standard Commercial Lines business was based on payroll or sales of our underlying policyholders. An economic downturn in which our policyholders have declining revenue or employee count could adversely affect our total written premium, including audit and endorsement premiums.

We write business domestically in the United States, and our insurance operations do not have direct exposure to insureds in Russia, Ukraine, or the Middle East. We do not have material exposure to investments subject to embargoes or Russian reinsurance counterparties. However, ongoing wars and conflicts continue to impact global economic, banking, commodity, and financial markets by exacerbating economic challenges, including inflation and supply chain disruptions, which influence insurance loss costs, premiums, and investment valuations.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and have a material adverse effect on our financial condition and results of operations.
A significant downgrade in our financial strength rating, particularly from AM Best Company ("AM Best"), would impact our ability to write new or renewal business. Most policyholders are required by various third-party agreements, primarily with lenders, to maintain insurance policies from a carrier with a minimum rating from AM Best or Standard & Poor's Global Ratings. Credit rating downgrades could also make it more expensive to access capital markets. We cannot predict rating actions issued by nationally recognized statistical rating organizations that might adversely affect our business or potential responses. Any significant downgrade in our financial strength and credit ratings below an "A-" could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. For additional information on our current financial strength and credit ratings, refer to "Overview" in Item 1. "Business." of this Form 10-K.

Markets for insurance products and services are highly competitive and subject to rapid technological advancement, and we may struggle to compete effectively.
We offer our insurance products and services in a highly competitive market characterized by (i) consumer and business price sensitivity and (ii) aggressive price competition based on performance characteristics, insights gained through larger data sets, and rapid adoption of technological advancements. These factors can compress underwriting margins, impact new products and services, and evolve industry standards. Our ability to compete depends heavily on our timely and consistent introduction of innovative new products and services.

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

The Internet is a significant competitive digital marketplace for existing and new competitors. Established insurance competitors are exploring broader digital Internet offerings and artificial intelligence ("AI") tools. New competitors with variations on traditional business models have emerged. Because the Internet makes it easier and less expensive to bundle products and services, it is also possible that non-insurance companies conducting business online could enter the insurance business or form strategic alliances with insurers. Changes in competitors and the competitive landscape, particularly on the Internet, could shift the supply or demand for insurance and adversely affect our business.

The increasing importance of the Internet, technology, AI, and digital strategies in our industry also demands that we attract and retain employees in difficult-to-fill data science, advanced analytics, and IT roles. If we cannot attract and retain such employees, our results of operations and financial condition could be adversely affected.

We have less loss experience data than our larger competitors.
Insurers depend on access to reliable data about their policyholders and loss experience to build complex analytics and predictive models that assess loss costs, expected profitability, reserve adequacy, adverse claim development potential, recovery opportunities, fraudulent activities, and customer buying habits.

We expect the importance of data science and analytics to increase, becoming more complex and accurate as larger sets of more relevant data become available. Some larger competitors have significantly more data about the performance of their underwritten risks. In comparison, we may not have sufficient volumes of loss experience data to accurately and granularly analyze and project our future costs. We supplement our data with industry loss experience from Verisk, AAIS, NCCI, and other publicly available sources. While relevant, industry data may not correlate specifically to the performance of our underwritten risks or be as predictive as data on a larger book of our own business. Because we use and depend on the aggregated industry loss data assembled by rating bureaus under the antitrust exemptions of the McCarran-Ferguson Act, we likely would be at a competitive disadvantage to larger insurers if Congress repealed the McCarran-Ferguson Act.

We are subject to various modeling risks that could have a material adverse impact on our business results.
We rely on complex financial and other statistical models, developed internally and by third parties, to predict (i) underwriting results on individual risks and our overall portfolio, (ii) claims fraud and other claims impacts, such as escalation, (iii) impacts from catastrophes, (iv) enterprise risk management capital scenarios, and (v) investment portfolio changes. We rely on these financial and other statistical models to analyze historical loss costs and pricing, claims severity and frequency trends, catastrophe losses, reinsurance attachment and exhaustion points, investment performance, portfolio risk, and our economic capital position. Flaws or limitations in financial and statistical models, as well as their embedded assumptions could understate estimated losses. For example, a significant component of climate change risk is that the frequency and severity of extreme weather events may evolve differently relative to historical levels – leading to greater model uncertainty. In addition, increasing insurance regulatory interest in data and model use, combined with any potential restrictions on traditional rating factors or model use, could have a material adverse impact on our financial condition and operating results. In recognition of this risk, management's experience and sound business judgment must be used to interpret and apply model results.

Risks Related to Our Investments Segment

Our investments are exposed to credit risk, interest rate fluctuation, and changes in value.
We depend on income from our investment portfolio for a significant portion of our revenue and earnings. Our investments can be negatively affected by (i) liquidity, (ii) credit deterioration, (iii) financial results, (iv) public and private market volatility, (v) economic conditions, including heightened levels of economic inflation, (vi) political risk, (vii) sovereign risk, (viii) interest rate fluctuations, (ix) international trade policies and tariffs, or (x) other factors, including civil unrest and other catastrophic events, some of which may be impacted by climate change risk.

Our investment portfolio's value is subject to credit risk from the issuers, guarantors, financial guarantee insurers, and other counterparties to the securities we hold or transactions we enter. Defaults by any of these parties could reduce our net investment income and increase net realized investment losses. We are also subject to the risk that the issuers or guarantors of our fixed income securities may default on principal and interest payment obligations.

Additionally, we are exposed to interest rate risk, primarily related to the market price and cash flow variability associated with interest rate changes. Consequently, the amount of our cash and cash equivalents and the value and liquidity of our marketable and non-marketable securities may fluctuate substantially. Future fluctuations in the value of our cash, cash equivalents, and marketable and non-marketable securities could result in significant losses that have a material adverse impact on our financial condition and operating results.

Our investment portfolio is exposed to climate change-related transition and physical investment risks.

•Transition risks arise from the world’s transition to a low-carbon economy, driven by government policy and regulation, advances in low-carbon technology, and shifting societal preferences and public sentiment. This transition to renewable energy sources may lead to (i) stranded assets in sectors with high carbon footprints or those closely tied to carbon-based economic activity, such as the fossil fuel and automotive industries, (ii) increased costs for infrastructure reinvestment and replacement, and litigation defense of carbon-intensive sectors, (iii) lower corporate profitability, (iv) lower property values, and (v) lower household wealth. The Paris Agreement Capital Transition Assessment defines the carbon-intensive sectors as the most exposed to transition risk: oil and gas, coal, power, automotive, cement, aviation, and steel. Carbon-intensive sectors within our fixed income securities portfolio represented about 4% and 5% of our total invested assets as of December 31, 2025 and December 31, 2024, respectively.

•Physical investment risks include the risk of investment losses on our commercial and residential mortgage-backed securities exposed to climate-related catastrophic losses that can cause business disruption, destroy capital, increase costs to recover from disasters, reduce revenue, and cause population displacement and migration. These, in turn, can lower residential and commercial property values, household wealth, and corporate profitability, potentially creating financial and credit market losses impacting insurer asset values. As of December 31, 2025, about 76% of our residential mortgage-backed securities were backed by government agencies. We generally invest in the top tranches of commercial mortgage-backed securities, which limit potential losses from declines in property value. As of December 31, 2025, about 71% of our commercial mortgage-backed securities had "AAA" credit ratings.

Significant future declines in investment values could require further losses recorded on securities we sell and credit losses. For more information regarding market interest rate, credit, and equity price risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." of this Form 10-K.

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
The determination of the amount of credit losses taken on our investments is based on our quarterly evaluation and assessment of our investments, as well as the known and inherent risks associated with the various asset classes. Our allowance for credit losses is subject to significant judgments and assumptions about changes in economic conditions, estimated future cash flows, and the accuracy of third-party information used in internal assessments. We revise our evaluations and assessments as conditions change and new information becomes available. There can be no assurance that management has accurately assessed the level of credit losses recorded in our Financial Statements. For further details on our evaluation and considerations for determining whether a security has a credit loss, please refer to "Critical Accounting Policies and Estimates" in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

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
•Anti-money laundering; and
•Corporate social responsibility.

Changes to laws and regulations can adversely affect our business by increasing our costs, limiting our ability to offer products or services to customers, requiring changes to our business practices, or otherwise making our products and services less attractive.

In addition to regulatory changes, broader public policy changes and political uncertainties can have an impact on our business results. For example, (i) tariffs and related trade policy shifts can disrupt supply chains and increase costs, creating uncertainty for pricing and loss cost assumptions, and (ii) prolonged government shutdowns result in a lapse in the National Flood Insurance Program ("NFIP"), which would impact our Standard Personal Lines results.

While we underwrite risks only in the U.S., international regulatory developments, primarily capital adequacy and risk management requirements in the European Union ("EU"), may influence U.S. regulators as they develop or revise domestic regulatory standards.

We have designed and implemented policies and procedures to ensure compliance with applicable laws and regulations. However, we cannot provide assurance that our employees, contractors, or independent distribution partners will not violate such laws, regulations, or our policies and procedures. To some degree, we have multiple regulators whose authority may overlap and whose interpretations and/or regulations related to the same legal issues may differ. Consequently, there is a risk that one regulator's position or interpretation may conflict with another regulator on the same point. For example, (i) if Congress passed legislation regulating insurer solvency oversight and state regulators remained responsible for rate approval, we could be subject to an inconsistent regulatory framework that could impact our profitability and capital adequacy or (ii) the difference between California's more expansive view of required climate disclosures as compared to those of the SEC. The cost of complying with various laws and regulations, potentially conflicting laws and regulations, and changes in those laws and regulations, could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. Insurers are subject to regulatory, political, and media scrutiny. We are subject to government market conduct reviews and investigations, legal actions, and penalties. There can be no assurance that our business will not be materially adversely affected by the outcomes of such activity in the future. If we are found to have violated laws and regulations, it could materially adversely affect our reputation, financial condition, and operating results.

Our business is subject to various state, federal, and other laws, rules, policies, and other data use and protection obligations.
We are subject to federal and state laws governing the collection, use, retention, security, and transfer of personally identifiable information ("PII"). Federal laws include the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Drivers Privacy Protection Act, the Health Insurance Portability and Accountability Act, and Unfair and Deceptive Acts and Practices laws. Several states, like New York, Nevada, Colorado, Virginia, and California, have passed similar laws, and others are considering imposing additional restrictions or creating new rights concerning PII. These laws continue to develop and may differ by jurisdiction. Complying with emerging and changing requirements may result in substantial costs or necessitate us to change our business practices. Noncompliance could result in significant reputational harm, penalties, and legal liability.

General Data Protection Regulation ("GDPR") regulates data protection and privacy in the EU, including personal data transfers outside the EU. GDPR’s central tenet is to give individuals primary control over their personal data. Because we do not write coverages in the EU, GDPR does not directly impact us. Some U.S. states have subsequently incorporated individual-control mechanisms into state privacy laws. Future EU data privacy actions likely will influence U.S. regulators over time.

We make statements about our use and disclosure of PII in our privacy notice, published on our website, and in other public venues. We may be subject to litigation or governmental actions if we fail to comply with these public statements or federal and state privacy-related and data protection laws and regulations. Such proceedings could impact our reputation and result in penalties, including ongoing audit requirements and significant legal liability.

We are engaged in ordinary, routine legal proceedings incidental to our insurance operations that are inherently unpredictable and could impact our reputation and/or have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.
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

Some of our legal proceedings may receive media attention due to their perceived newsworthiness and/or their relationship to various broad economic, political, social, and legal developments or trends. Such media stories could negatively impact our reputation.

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
Restrictions on our Insurance Subsidiaries' ability to pay dividends, make loans or advances to the Parent, or enter transactions with affiliates may materially affect our ability to pay dividends on our preferred and common stock or repay our indebtedness. Based on these restrictions, there is a maximum ordinary annual dividend the Insurance Subsidiaries can provide to the Parent. Our Insurance Subsidiaries' ability to pay dividends or make loans or advances is subject to the approval or review by our domiciliary state insurance regulators. For additional details regarding dividend restrictions, see Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

The Parent’s ability to pay dividends to its stockholders is also impacted by covenants in its credit agreement (the "Line of Credit") among the Parent, the named lenders (the "Lenders"), and Wells Fargo Bank, National Association, as Administrative Agent. These covenants obligate the Parent to, among other things, maintain a minimum consolidated net worth and a maximum debt-to-capitalization ratio. Our preferred stock's terms limit the Parent's ability to declare or pay dividends on, or purchase, redeem, or otherwise acquire shares of its common stock or any shares of the Parent that rank junior to, or on parity with, the preferred stock if the Parent does not declare and pay (or set aside) dividends on the preferred stock for the last preceding dividend period. For additional details about the Line of Credit's financial covenants, see Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data" of this Form 10-K. For additional details about conditions related to our preferred stock, see Note 17. "Equity" in Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.

Because we are a New Jersey corporation and an insurance holding company, we may be less attractive to potential acquirers, and our common stock's value could be adversely affected.
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

Risks Related to Our General Operations

We, our distribution partners, and vendors are subject to attempted cyber-attacks and other cybersecurity and system availability risks.
Our business heavily relies on IT and application systems connected to or accessed through the Internet. Consequently, a malicious cyber-attack could affect us. Our systems also house proprietary and confidential information, including PII, about our operations, employees, agents, and customers and their employees and property. A malicious cyber-attack on (i) our systems, (ii) our distribution partners or their key operating systems, and (iii) any other of our third-party partners or vendors and their key operating systems may interrupt our operations, damage our reputation, and result in monetary damages that are difficult to quantify. These potential impacts from a malicious cyber-attack could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

Through encryption and authentication technologies, we have implemented system- and process-based risk mitigations intended to secure our IT systems and prevent unauthorized access to or loss of sensitive data. Cyber-attack sophistication evolves daily, so our security measures may not sufficiently address all eventualities. We may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management, or other irregularities. We implement new technologies, including AI, to increase operational efficiencies. These new technologies may increase the risk of cyber attacks. We also rely on third-party technology providers whose cyber-attack risks may be higher or lower than ours, depending on their profile and the maturity of their security programs. To the extent possible and practical, we review third-party control environments and align their risk exposure with our business requirements and risk tolerances. Any disruption or breach of our systems or data security could damage our reputation, result in monetary damages that are difficult to estimate, and have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. To mitigate this risk, we have and expect to continue to (i) conduct disaster recovery exercises, employee education programs, and tabletop exercises, and (ii) develop and invest in a variety of controls to prevent, detect, and appropriately react to cyber-attacks, including frequently testing our systems' security and access controls. We have insurance coverage for certain cybersecurity risks, including privacy breach incidents, which may be insufficient to indemnify against all arising losses or types of claims.

In addition to the risk of cyber-attacks, we face system availability risk. Our business relies heavily on various IT and application systems. We have robust business continuity plans designed to minimize the duration and impact of an unexpected loss of availability of any of these systems. Nevertheless, we could experience an event that impacts one or more of these systems, including those based in facilities where our vendors or we operate. Such events could disrupt our ability to conduct business and negatively impact our results of operations, despite our business continuity plans.

Operational leverage relies on the success of our risk management strategies, and their failure could have a material adverse effect on our financial condition or results of operations.
As an insurer, we assume risk from our policyholders. We define operating leverage as the ratio of NPW to our statutory surplus. We balance and mitigate our operational leverage risk through several risk management strategies within our insurance operations to achieve a balance of growth and profit, including an underwriting risk appetite focused on small-to-medium-sized accounts. We employ significant reinsurance, a disciplined reserving approach, and a conservative investment philosophy. These strategies have inherent limitations. We cannot be certain that an event or series of unanticipated events will not occur and result in greater-than-expected losses, which could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Our business heavily relies on various IT and application systems that contain proprietary and confidential information about our operations, employees, agents, claimants, customers, and their employees and property, including personally identifiable information. These systems are connected to and/or accessed from the Internet, making them susceptible to cyber-attacks. A cyber-attack on our systems, distribution partners and their key operating systems, or any other third-party partners or vendors and their key operating systems, may materially affect us. Potential impacts include prolonged interruption of our business operations, reputational harm, or substantial monetary damages. For a detailed description of the risks related to cybersecurity, refer to the "Risks Related to our General Operations" section in Item 1A. "Risk Factors." of this Form 10-K.

We have a dedicated unit, led by the Senior Vice President ("SVP") of IT Enterprise Strategy and Execution, to implement cybersecurity controls, assess and report on cybersecurity risks, and consult with our ERM unit, which is responsible for identifying, measuring, monitoring, and reporting on key enterprise-wide risks, including cybersecurity risks.

We work with industry-leading security consulting and technology partners, employing a "defense-in-depth" approach that uses multiple security measures to protect the integrity of our proprietary and confidential information. This approach aligns with the National Institute of Standards and Technology Cyber Security Framework and provides preventative, detective, and responsive measures to identify and manage risks. We periodically review our strategy and modify its implementation based on threat trends, program maturity, assessment results, and the advice of third-party security consultants. We have documented information security policies, procedures, and guidelines, known as our "Written Information Security Program." Our program (i) balances responsiveness to rapidly changing threats with ensuring our IT security environment's sustainability and overall effectiveness, and (ii) is reasonably likely to defend against risks of cybersecurity threats that would have a material impact on our business strategy, results of operations, or financial condition. This program focuses on the following six key areas to monitor various IT performance and security metrics:

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

•Employee cyber risk awareness, training, and testing that covers cybersecurity threats and actions to prevent or report attacks; and

•Third-party risk management and security standards, including due diligence, continuous monitoring, cyber risk scoring, and contractual obligations. We review third-party control environments when practical and align the risk exposure with our business requirements and risk tolerances.

Board Governance and Management

The Executive Vice President ("EVP") & Chief Information Officer ("CIO") and the SVP of Enterprise Strategy and Execution provide quarterly updates on the strength of our cyber risk control environment, emerging cyber threat issues, and the results of external assessments by outside security consultants and assessors to the Board’s Risk Committee. The Board's Risk Committee oversees our ERM framework and practices. It assists the Board in overseeing our operational activities, including the Company's information technology security program, and identifying and reviewing related risks.

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

The expertise of key members of management and our committees responsible for assessing, managing, and presenting quarterly updates to the Board’s Risk Committee about our cybersecurity risks is summarized as follows:

•John Bresney, EVP & CIO, reports directly to our Chief Executive Officer and is responsible for all of our IT operations, including oversight of the SVP of Enterprise Strategy and Execution’s implementation of our cybersecurity program and enforcement of our cybersecurity policies. He has worked for us for approximately 32 years, holding various technology and information security roles of increasing responsibility. He has a bachelor’s degree in information systems and business, a Master’s Certificate in Project Management, and a Columbia University CIO Program Certificate.

•Robert McKenna, SVP of Enterprise Strategy and Execution, reports to our CIO and leads the implementation of our cybersecurity program, enforcement of our cybersecurity policies, technology planning, projects driving IT strategy, and enterprise IT risk management. He also oversees cybersecurity incidents under our Security Incident Response Plan ("IRP"). He has worked for us for approximately 23 years in related positions of increasing responsibility and has over 28 years of technology and information security experience. He has a master’s degree in business administration, a Certificate in Project Management, and is a Certified Insurance Counselor.

•Ari Moskowitz SVP, Chief Risk and Reinsurance Officer, reports to our CFO and leads our Reinsurance and ERM teams, and chairs the ERC and the Market Security Committee. He has a bachelor's degree in mathematics from Touro College in New York, is an Associate of the Casualty Actuarial Society, and is a member of the American Academy of Actuaries. Before joining Selective in mid-2025, he spent seven years at Everest Group, leading risk and actuarial functions in various executive leadership roles. His predecessor was Christopher Cunniff, who worked for us for approximately eight years.

Our IRP describes the circumstances that require internal and external notifications of cybersecurity incidents that (i) relate to any of our computer systems or networks and compromise the confidentiality, integrity, or availability of the systems or networks, (ii) compromise the confidentiality, integrity, or availability of any sensitive data that belongs to us or a third party and is in our care or custody, or (iii) involve one or more third parties with whom we share sensitive data. It describes the (i) involvement of the SVP of Enterprise Strategy and Execution, (ii) escalation process of such incidents to senior management, including the General Counsel, CIO, Chief Financial Officer, CRO, and CEO, (iii) reporting process to the Risk Committee and Board, and (iv) the notification and disclosure process to customers, distribution partners, regulators, and the SEC. The IRP also provides guidance on evaluating potential cyber events and suspicious cyber occurrences. We engage outside legal counsel and technical experts to regularly review the IRP and use internal teams and outside advisors with specialized skills to support the response and recovery efforts of proprietary and confidential information.

For additional information on our overall corporate governance structure and internal process of assessing our other significant risks, see the "Corporate Governance, Sustainability and Social Responsibility" section in Item 1. "Business." of this Form 10-K.

Item 2. Properties.

We own a 315,000-square-foot building on 56-acres zoned for office and professional use in Branchville, New Jersey. We lease all of our other operating facilities from unrelated parties, including a new facility in Short Hills, New Jersey. Many of our Branchville operations will relocate to Short Hills beginning in mid-2026 and continuing through 2029. The principal office locations of our insurance and investment operations are listed in the "Geographic Markets" section of Item 1. "Business." of this Form 10-K. Our facilities provide adequate space for our present needs. Additional space should be available on reasonable terms if needed.

Item 3. Legal Proceedings.

We are routinely engaged in legal proceedings incidental to our insurance operations that have inherently unpredictable outcomes and could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Item 1A. "Risk Factors." and Note 21. "Litigation" included in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K. As of December 31, 2025, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol "SIGI."

(b) Holders
Our transfer agent’s records reflect that we had 2,616 common stockholders of record as of January 30, 2026.

(c) Dividends
Dividends on shares of our common stock are declared and paid at the discretion of the Board of Directors (the "Board") based on our results of operations, financial condition, capital requirements, contractual restrictions, and other relevant factors. We expect to continue to pay quarterly cash dividends on shares of our common stock.

In the fourth quarter of 2025, the Board approved a 13% increase in our common stock dividend to $0.43 per share. The Board declared a $0.43 per share quarterly cash dividend on common stock payable on March 2, 2026, to stockholders of record as of February 13, 2026.

(d) Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about our common stock authorized for issuance under equity compensation plans as of December 31, 2025:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1]
Equity compensation plans approved by security holders	—	$—	3,998,937
1Includes 890,237 shares available for issuance under our Employee Stock Purchase Plan (2021); 1,428,481 shares available for issuance under the Stock Purchase Plan for Independent Insurance Agencies; and 1,680,219 shares for issuance under the Selective Insurance Group, Inc. 2024 Omnibus Stock Plan ("Stock Plan"). Future grants under the Stock Plan can include stock options, restricted stock units, or restricted stock.

(e) Performance Graph
The following chart, produced by Research Data Group, Inc., depicts our performance for the period beginning December 31, 2020, and ending December 31, 2025, comparing total stockholder return on our common stock to the total return of (i) the NASDAQ Composite Index and (ii) a select group of peer companies comprised of NASDAQ-listed companies in SIC Code 6330-6339, Fire, Marine, and Casualty Insurance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Selective Insurance Group, Inc., the NASDAQ Composite Index, and a Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/20
12/21
12/22
12/23
12/24
12/25
Selective Insurance Group, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
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

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about our purchases of our common stock in the fourth quarter of 2025:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Programs[2]
October 1 – 31, 2025	397,378	$75.96	395,073	$170.0
November 1 – 30, 2025	20	78.24	—	170.0
December 1 – 31, 2025	203	78.96	—	170.0
Total	397,601	$75.96	395,073	$170.0
1We purchased these shares from employees to satisfy tax withholding obligations associated with the vesting of their restricted stock units.
2On December 2, 2020, we announced our Board authorized a $100 million share repurchase program with no set expiration or termination date. On October 22, 2025, the Company announced that its Board of Directors authorized a new share repurchase program under which the Company may repurchase issued and outstanding shares of common stock up to $200 million, exclusive of any excise tax impact. This program was effective on October 27, 2025, and has no expiration date. The Company’s existing share repurchase program remained effective through October 24, 2025. Our repurchase program does not obligate us to acquire any particular amount of our common stock. Management will determine the timing and amount of any share repurchases under the authorization at its discretion based on market conditions and other considerations.

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

The following is Management's Discussion and Analysis ("MD&A") of our financial condition and consolidated results of operations, including an evaluation of the amounts and certainty of cash flows from operations and outside sources, trends, and uncertainties that may have a material impact in future periods. The MD&A discusses and analyzes our 2025 results compared to 2024. Investors should read the MD&A in conjunction with Item 8. "Financial Statements and Supplementary Data." of this Form 10-K. For discussion and analysis of our 2024 results compared to 2023, refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations." of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

In the MD&A, we will discuss and analyze the following:

•Critical Accounting Policies and Estimates;
•Financial Highlights of Results for Years Ended December 31, 2025, 2024, and 2023;
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

Reserve for Loss and Loss Expense
Significant time can elapse between the occurrence of an insured loss, the reporting of a claim to us, and the final claim settlement and payment. Insurers establish reserves as balance sheet liabilities to recognize liabilities for unpaid loss and loss expenses. The following tables provide case and incurred but not reported ("IBNR") reserves for loss and loss expenses and reinsurance recoverable on unpaid loss and loss expense as of December 31, 2025 and 2024:

December 31, 2025	Loss and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Loss and Loss Expense	Net Reserves
General liability	$618,665	2,783,596	3,402,261	469,609	2,932,652
Workers compensation	340,853	667,339	1,008,192	266,962	741,230
Commercial automobile	418,910	948,077	1,366,987	17,691	1,349,296
Businessowners' policies	43,463	87,261	130,724	1,736	128,988
Commercial property	103,545	61,365	164,910	24,448	140,462
Other	6,554	10,169	16,723	2,255	14,468
Total Standard Commercial Lines	1,531,990	4,557,807	6,089,797	782,701	5,307,096

Personal automobile	77,557	131,980	209,537	32,766	176,771
Homeowners	20,387	39,795	60,182	490	59,692
Other[1]	12,596	41,546	54,142	38,719	15,423
Total Standard Personal Lines	110,540	213,321	323,861	71,975	251,886

E&S casualty lines[2]	132,171	645,966	778,137	23,015	755,122
E&S property lines[3]	14,944	18,659	33,603	152	33,451
Total E&S Lines	147,115	664,625	811,740	23,167	788,573

Total	$1,789,645	5,435,753	7,225,398	877,843	6,347,555
1Includes our flood loss exposure related to our participation in the NFIP's WYO program, to which we cede 100% of our WYO flood losses.
2Includes general liability (97% of net reserves) and commercial auto liability coverages 3% of net reserves).
3Includes commercial property (94% of net reserves) and commercial auto property coverages 6% of net reserves).

December 31, 2024	Loss and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Loss and Loss Expense	Net Reserves
General liability	$515,057	2,391,162	2,906,219	396,702	2,509,517
Workers compensation	347,555	688,323	1,035,878	238,995	796,883
Commercial automobile	343,969	764,709	1,108,678	14,774	1,093,904
Businessowners' policies	46,076	78,048	124,124	2,604	121,520
Commercial property	119,858	71,223	191,081	36,313	154,768
Other	6,497	15,729	22,226	2,612	19,614
Total Standard Commercial Lines	1,379,012	4,009,194	5,388,206	692,000	4,696,206

Personal automobile	75,461	118,355	193,816	35,386	158,430
Homeowners	19,593	37,851	57,444	1,962	55,482
Other[1]	240,704	49,484	290,188	273,013	17,175
Total Standard Personal Lines	335,758	205,690	541,448	310,361	231,087

E&S casualty lines[2]	106,178	530,099	636,277	18,903	617,374
E&S property lines[3]	12,030	11,840	23,870	981	22,889
E&S Lines	118,208	541,939	660,147	19,884	640,263

Total	$1,832,978	4,756,823	6,589,801	1,022,245	5,567,556
1Includes our flood loss exposure relates to our participation in the NFIP's WYO program, to which we cede 100% of our flood losses.
2Includes general liability (97% of net reserves) and commercial auto liability coverages (3% of net reserves).
3Includes commercial property (93% of net reserves) and commercial auto property coverages (7% of net reserves).

The Insurance Subsidiaries' net loss and loss expense reserves duration was approximately 3.0 years at both December 31, 2025 and December 31, 2024.

How the reserve is established
Reserve for loss and loss expense includes case reserves on reported claims and IBNR reserves.  Case reserves are estimated for each individual claim based on facts and circumstances known at the time.  Case reserves may be adjusted up or down as the claim's specific facts and circumstances change. IBNR reserves are established at more aggregated levels and include provisions for (i) claims not yet reported, (ii) future development on reported claims, (iii) closed claims that could reopen in the future, and (iv) anticipated salvage and subrogation recoveries.

We conduct quarterly internal reserve reviews using our own loss experience, considering various internal and external factors. Changes in claim dynamics can inherently alter paid and reported development patterns. Although our reserve analysis selections aim to account for these impacts, estimated reserves involve greater risk of variability.

In addition to our internal reserve reviews, an external consulting actuary performs an independent semiannual reserve review. We do not rely on the external consulting actuary's report to determine our recorded reserves, but we review and discuss our observations on trends, key assumptions, and actuarial methodologies with our consulting actuary. Our independent consulting actuary issues the annual statutory Statements of Actuarial Opinion for our Insurance Subsidiaries.

For additional information on our accounting policy for reserve for loss and loss expense, refer to Note. 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Range of Reasonable Reserve Estimates
We have estimated a range of reasonable reserve estimates for net loss and loss expense of $5,694 million to $6,960 million at December 31, 2025. This range reflects low and high reasonable reserve estimates determined after using judgment to adjust the methods, factors, and assumptions selected within the internal reserve review. This approach produces a range of reasonable reserve estimates but does not represent a distribution of all possible outcomes. Consequently, final outcomes may be greater or less than the estimates.

The range of reasonable reserve estimates increased as of December 31, 2025, relative to December 31, 2024. This increase was primarily related to reserve growth commensurate with our net premiums earned ("NPE") growth.

Changes in Reserve Estimates (Loss Development)
Our quarterly reserving process may lead to changes in the recorded reserves for prior accident years, referred to as favorable or unfavorable prior year loss and loss expense development. In 2025, we experienced net unfavorable prior year loss development of $77.5 million, compared to net unfavorable development of $285.3 million in 2024 and net unfavorable development of $10.0 million in 2023. The following table summarizes prior year development by line of business:

(Favorable)/Unfavorable Prior Year Loss and Loss Expense Development
($ in millions)	2025	2024	2023
General liability	$40.0	316.0	55.0
Commercial automobile	120.4	19.5	8.0
Workers compensation	(90.0)	(45.0)	(74.5)
Businessowners' policies	(2.1)	(1.7)	7.6
Commercial property	(11.8)	(23.4)	0.7
Bonds	(7.5)	(5.0)	—
Homeowners	5.0	(1.4)	4.6
Personal automobile	13.0	11.1	15.3
E&S casualty lines	10.0	20.0	(5.0)
E&S property lines	0.5	(4.9)	(1.6)
Other	—	0.1	(0.1)
Total	$77.5	285.3	10.0

A detailed discussion of recent reserve development by line of business follows.

Standard Market General Liability Line of Business
At December 31, 2025, our general liability line of business had recorded reserves, net of reinsurance, of $2.9 billion, representing 46% of our total net reserves. In 2025, this line experienced unfavorable reserve development of $40.0 million, primarily due to the impact of social inflation that increased loss severities in accident years 2022 and 2023. We attribute the increased severities to elevated social inflation, which we view as an industry dynamic characterized by higher claimant propensity for attorney representation and litigation, longer settlement times, and higher settlement values. Similarly, this line experienced unfavorable development in 2024 of $316.0 million, attributable to the impact of social inflation driving increased loss severities in accident years 2020 through 2023.

The general liability line of business presents a diverse set of exposures. Various factors influence losses and loss trends, including legislative enactments, judicial decisions, and economic and social inflation. Economic inflation directly impacts our claims severities by increasing the costs of raw materials, medical procedures, and labor. Social inflation may impact both claim frequency and severity by affecting (i) claimant propensity to file a claim, (ii) the percentage of claimants who engage lawyers, and (iii) broader liability interpretations and the nature and amounts of judicial verdicts and associated awards, all influencing future settlement values. We monitor claim litigation rates regularly. We have observed the percentage of general liability claims with plaintiff attorney involvement increasing in recent periods. Other social inflationary factors, including the increased prevalence of third-party litigation funding, claimants' willingness to undergo surgery, evolving plaintiff attorney strategies and tactics, and broadening liability definitions and interpretations, are also impacting claims severities.

We have exposure to abuse or molestation claims, mainly through policies that we (i) underwrite through our Community and Public Services ("CAPS") strategic business unit and (ii) issue to schools, religious institutions, child-care facilities, and other social services. These CAPS business unit customers represented approximately 10% of our total Standard Commercial Lines net premiums written ("NPW") in 2025 and 2024. We continue to actively manage policy limits and monitor each jurisdiction's statute of limitations to ensure our rate level reflects increased exposure wherever regulations allow. We also engage our risk management specialists, many of whom are Certified Praesidium Guardians, to understand our insureds' screening, training, and monitoring policies and collaborate with them to improve their risk prevention in these areas. These underwriting and pricing actions have positioned the portfolio for future profitability but limited our CAPS growth in recent years.

Certain states have enacted state laws that extend the statute of limitations or permit windows for abuse or molestation claims and lawsuits that statutes of limitations previously barred. Consequently, we have received claims decades after the alleged acts involving complex claims coverage determinations, potential litigation, higher defense costs, and the need to collect from reinsurers under older reinsurance agreements. Our claims and actuarial departments actively monitor these claims to identify changes in frequency or severity and any emerging or shifting trends.

Our active monitoring of claim patterns and emerging or shifting trends helps us better understand this rapidly evolving exposure. However, the ultimate impact of social, political, and legal trends remains highly uncertain and could substantially impact the ultimate settlement values for these claims.

In addition, we have continued to implement underwriting changes in this line of business that we believe will lead to improved profitability. These changes may impact portfolio composition and may affect paid and reported development patterns. While our reserve analyses incorporate methods that adjust for these changes, our estimated reserves have a greater risk of fluctuation.

Standard Market Commercial Automobile Line of Business
At December 31, 2025, our commercial automobile line of business had recorded reserves, net of reinsurance, of $1.3 billion, representing 21% of our total net reserves. In 2025, this line experienced unfavorable prior year reserve development of $120.4 million, driven by increased severities for accident years 2022 through 2024, with 2024 being the primary driver. In 2024, this line experienced unfavorable prior year reserve development of $19.5 million, driven by increased loss expenses in accident year 2023.

The commercial automobile line has experienced unfavorable trends in recent years that have negatively affected the industry's results and ours. These unfavorable trends are a result of risky driving behaviors, such as speeding, distracted driving, and driving under the influence, which have reduced in frequency but resulted in significant severity increases. Risky driving behaviors and the impacts of social inflation continue to pressure this line's claim severities. As of year-end 2025, frequencies remained somewhat below pre-pandemic levels due to changes in commuting patterns.

Over the last several years, we have implemented underwriting changes in this line of business that we believe will lead to improved profitability. These changes may impact portfolio composition and may affect paid and reported development patterns. While our reserve analyses incorporate methods that adjust for these changes, our estimated reserves have a greater risk of fluctuation.

Standard Market Workers Compensation Line of Business
At December 31, 2025, our workers compensation line of business had recorded reserves, net of reinsurance, of $741 million, representing 12% of our total net reserves. During 2025, this line experienced favorable reserve development of $90.0 million, primarily due to improved loss severities in accident years 2022 and prior. Similarly, this line experienced favorable reserve development during 2024 of $45.0 million, primarily due to improved loss severities in accident years 2022 and prior. During both 2025 and 2024, the lower-than-expected loss emergence was partly due to (i) lower than initially anticipated medical inflation and (ii) our various implemented claims initiatives. Because injured workers can receive related medical treatment for an extended time, decreases in medical inflation can cause favorable loss development over an extended number of accident years.

A variety of issues can impact the workers compensation line of business, including:

•Unexpected changes in medical cost inflation – The industry has experienced an extended period of lower medical claim cost inflation. Changes to our historical workers compensation medical costs and potential changes in future medical inflation could increase reserve variability;

•Changes in statutory workers compensation benefits – Statutory benefit changes may affect all outstanding claims, including past and not-yet-settled claims. Depending on the social and political climate, these changes may either increase or decrease associated claim costs; and

•Changes in utilization of the workers compensation system – These changes may be driven by economic, legislative, or other changes, like increased use of prescriptions for pharmaceuticals, more complex medical procedures, changes in permanently injured workers' life expectancy, and health insurance availability. Industry analysis has indicated recent increases in workers compensation system utilization.

Standard Market Personal Automobile Line of Business
At December 31, 2025, our personal automobile line of business had recorded reserves, net of reinsurance, of $177 million, representing 3% of our total net reserves. This line experienced unfavorable prior year reserve development of $13.0 million in 2025, primarily due to increased loss severities in accident year 2024 concentrated in New Jersey. This line experienced unfavorable prior year reserve development of $11.1 million in 2024, primarily due to increased loss severities in accident years 2022 through 2023.

We view increased vehicle repair cost trends as the likely causes of rising severities, exacerbated by riskier driving behaviors, including distracted driving. We continuously recalibrate our predictive models and refining our underwriting and pricing approaches. This includes prioritizing additional rate filings by state and further refining our pricing factors.

The rate increases we filed began to take effect early in 2023, and their volume and magnitude increased throughout 2024, remaining strong in 2025, though slightly lower than 2024. We expect these rates to continue outpacing loss trends in 2026, but at lower levels than those seen in 2024 and 2025. While we believe these underwriting and pricing changes will ultimately lead to improved profitability and greater stability, they may also alter our exposure profile. This could impact the patterns of paid and reported claims development, leading to increased reserve uncertainty in the near term.

E&S Casualty Lines of Business
At December 31, 2025, our E&S casualty lines of business had recorded reserves, net of reinsurance, of $755 million, representing 12% of our total net reserves. In 2025, this line experienced unfavorable prior year reserve development of $10.0 million, primarily due to increased loss severities in accident years 2020 through 2023. In 2024, this line experienced unfavorable prior-year reserve development of $20.0 million, primarily due to increased loss severities in accident years 2023 and prior.

Some of the risk factors for the general liability line also affect the E&S casualty lines. These include (i) economic inflation, such as materials and labor costs and (ii) social inflationary trends, such as increased attorney involvement, broader liability findings, and more generous settlement awards. In response to these social inflationary trends, we have been embedding higher severity assumptions in our initial loss ratio estimates.

The E&S marketplace naturally leads to shifts in portfolio mix over time. These changes in business mix may affect paid and reported development patterns. Our reserve analyses incorporate methods that adjust for these changes, but our estimated reserves have a greater risk of fluctuation.

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

Unanticipated Changes in Economic Inflation
United States ("U.S.") fiscal and monetary policy and global economic conditions bring additional inflationary trend uncertainty. Changes in inflation affect the ultimate settlement costs for many of our lines of business, with the most significant reserve impact on the longer-tailed lines, such as general liability and workers compensation. Uncertainty about future inflation or deflation creates the potential for additional reserve variability in these lines of business.

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

The importance of any single assumption depends on several considerations, such as line of business and accident year. If the actual experience emerges differently than the assumptions underlying the reserve process, possible changes in our reserve estimates could be material to the results of operations in future periods. We conduct sensitivity tests that highlight potential impacts to loss and loss expense reserves for the major casualty lines of business under different scenarios. These tests consider each assumption and line of business individually, without considering the correlation between lines of business and accident years. The results (i) do not constitute an actuarial range, (ii) show possible impacts from variations in certain key assumptions, and (iii) offer no assurance that future loss and loss expense emergence will be consistent with our current or alternative assumptions.

Changes in internal and external trends and operational changes may manifest as changes in loss and loss expense development patterns. These patterns are a key assumption in the reserving process, as are the current accident year expected loss and loss expense ratios. These ratios are developed through a rigorous process of projecting recent accident years' experience to an ultimate settlement basis. They are then adjusted to the current accident year's pricing and loss cost levels. The impact of changes to underwriting portfolio and claims handling practices is estimated and reflected where appropriate. Nonetheless, the ultimate loss and loss expense ratios may differ from current estimates.

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

Reserve Impacts of Changes to Expected Loss and Loss Expense Reporting Patterns
($ in millions)	Percentage Decrease/Increase	(Decrease) to Future Calendar Year Reported	Increase to Future Calendar Year Reported
General liability	15%	$(500)	$500
Workers compensation	20	(100)	100
Commercial automobile liability	10	(135)	135
Personal automobile liability	15	(20)	20
E&S casualty lines	10	(85)	85

Reserve Impacts of Changes to Current Accident Year Expected Ultimate Loss and Loss Expense Ratios
($ in millions)	Percentage Decrease/Increase		(Decrease) to Current Accident Year Expected Loss and Loss Expense	Increase to Current Accident Year Expected Loss and Loss Expense
General liability	10	pts	$(125)	$125
Workers compensation	10		(30)	30
Commercial automobile liability	15		(120)	120
Personal automobile liability	15		(20)	20
E&S casualty lines	15		(55)	55

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

Asbestos and Environmental Reserves
Our general liability, businessowners' policies, and homeowners reserves include exposure to asbestos and environmental claims. The emergence of these claims occurs over an extended period and can be unpredictable. The total recorded net loss and loss expense reserves for these claims were $27.6 million as of December 31, 2025, and $27.4 million as of December 31, 2024, with asbestos claims constituting approximately 41% of these reserves in 2025 and 44% in 2024.

Environmental claims have arisen from Standard Commercial Lines policies issued to municipal governments and small non-manufacturing commercial customers for landfill exposures, and Standard Personal Lines homeowners policies related to leaking underground storage tanks. Asbestos claims have generally arisen from Standard Commercial Lines policies issued to (i) various distributors of asbestos-containing products, such as electrical and plumbing materials and (ii) contractors exposed to or handling asbestos-containing products, such as heating, ventilation, and air conditioning contractors. These claims are handled by a centralized and specialized asbestos and environmental claim unit that establishes case reserves based on each claim's then-known facts and circumstances, which IBNR reserves supplement.

Estimating IBNR reserves for asbestos and environmental claims is difficult because these claims have delayed and inconsistent reporting patterns. Significant uncertainties are associated with estimating critical reserve assumptions, such as average clean-

up costs, third-party costs, potentially responsible party shares, allocation of damages, litigation and coverage costs, and potential state and federal legislative changes.

Other Latent Exposures
We have other latent and continuous trigger exposures in our ongoing portfolio. Examples include claims for construction defect and abuse or molestation, including in states that have increased and expanded the statute of limitations. We manage our exposure to these liabilities through our underwriting and claims practices, which include dedicated claim units, like we do for asbestos and environmental claims. The impact of social, political, and legal trends on these claims remains highly uncertain, so the development and adequacy of our related loss and loss expense reserves remain highly uncertain. Some of these exposures remain in our ongoing portfolio and are reserved in aggregate, with other exposures within the line of business reserves. We remove other unusual and highly uncertain exposures, like toxic product claims involving diacetyl, lead paint, and silica, from our traditional reserve analysis and undertake a separate review for them.

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

Approximately 88% of our investments measured at fair value are classified as either Level 1 or Level 2 in the fair value hierarchy and are priced using observable inputs for identical or similar assets. About 12% are classified as either (i) Level 3 and are based on unobservable market inputs because the related securities are not traded on a public market or (ii) not leveled because the related securities are measured at fair value using net asset value per share (or its practical expedient). For additional information, refer to the following sections within Item 8. "Financial Statements and Supplementary Data." of this Form 10-K: (i) item (d) of Note 2. "Summary of Significant Accounting Policies" for descriptions of the levels within the fair value hierarchy and the valuation techniques used for our Level 3 securities and (ii) Note 7. "Fair Value Measurements" for quantitative information on the unobservable inputs in our securities measured using Level 3 inputs.

Allowance for Credit Losses on AFS Fixed Income Securities
When we do not intend to sell fixed income securities in an unrealized loss position, we record an allowance for credit losses for the portion of the unrealized loss related to an expected credit loss. We estimate expected credit losses on these securities by performing a risk-adjusted discounted cash flow ("DCF"). The allowance for credit losses is the excess of amortized cost over the greater of (i) our estimate of the present value of expected future cash flows or (ii) fair value. The allowance for credit losses cannot exceed the unrealized loss, and therefore it may fluctuate with changes in the security's fair value. We also consider the need to record losses on securities in an unrealized loss position for which we have the intent to sell. If we determine that we have the intent or likely requirement to sell the security, we write down its amortized cost to its fair value.

We analyze unrealized losses for credit loss in accordance with our existing accounting policy, which includes performing DCF analyses at the lot level and analyzing the resulting DCFs using various economic scenarios. In performing these DCF analyses, we calculate the present value of future cash flows using various models specific to the major security types in our portfolio. These models use security-specific information and forecasted macroeconomic data to determine possible expected credit loss scenarios based on projected economic changes. The forecasted economic data incorporated into the models is based on the Federal Reserve Board’s annual supervisory stress test review of certain large banks and financial institutions.

We also can incorporate internally-developed forecast information into the models as we deem appropriate. In developing our best estimate of the allowance for credit losses, we consider our outlook for the probability of the various scenarios.

Based on these analyses, we recorded an allowance for credit losses on our AFS fixed income securities portfolio of $31.3 million at December 31, 2025, and $31.9 million at December 31, 2024. If the security-specific and macroeconomic assumptions in our DCF analyses or our outlook on the occurrence probability of our DCF model scenarios were to change, our allowance for credit losses and the resulting credit loss expense or benefit would negatively or positively impact our results of operations. Factors considered in determining the allowance for credit losses require significant judgment, including our evaluation of the security's projected cash flow stream.

For additional information regarding our allowance for credit losses on AFS fixed income securities, see item (c) of Note 2. "Summary of Significant Accounting Policies" and item (i) of Note 5. "Investments" within Item 8. "Financial Statements and Supplementary Data." of this Form 10-K, respectively.

Reinsurance
Reinsurance recoverables on paid and unpaid loss and loss expense represent our estimates of the amounts we will recover from reinsurers. Each reinsurance contract is analyzed to ensure sufficient risk is transferred to record the transactions appropriately as reinsurance in the Financial Statements. Amounts recovered from reinsurers are recognized as assets contemporaneously and in a manner consistent with the paid and unpaid losses associated with the underlying policies. An allowance for credit losses on our reinsurance recoverable balance is recorded based on an evaluation of balances due from reinsurers and other available information, including collateral we hold under the terms and conditions of the underlying agreements. Reinsurers often purchase and rely on their retrocessional reinsurance programs to manage their capital positions and improve their financial strength ratings. Details about retrocessional reinsurance programs are not always transparent, making it difficult to assess our reinsurers' exposure to counterparty credit risk. Other factors impact our reinsurer's credit quality, such as their reserve adequacy, investment portfolio, regulatory capital position, catastrophe aggregations, and risk management practices. In addition, contractual language interpretations and willingness to pay valid claims can impact our allowance for estimated uncollectible reinsurance. Our allowance for estimated uncollectible reinsurance was $2.0 million at both December 31, 2025 and December 31, 2024. We continually monitor developments that may impact recoverability from our reinsurers, for which we have contractual remedies, if necessary. For further information regarding reinsurance, see the "Reinsurance" section below in "Results of Operations and Related Information by Segment" and Note 9. "Reinsurance" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Financial Highlights of Results for Years Ended December 31, 2025, 2024, and 20231

			2025			2024
($ in thousands, except per share amounts)	2025	2024	vs. 2024		2023	vs. 2023
Financial Data:
Revenues	$5,336,928	4,861,664	10%		$4,232,106	15%
After-tax net investment income	421,164	362,616	16		309,535	17
After-tax underwriting income (loss)	107,352	(104,745)	(202)		104,911	(200)
Net income (loss) before income tax	589,597	258,034	128		458,412	(44)
Net income (loss)	466,411	207,012	125		365,238	(43)
Net income (loss) available to common stockholders	457,211	197,812	131		356,038	(44)

Key Metrics:
Combined ratio	97.2%	103.0	(5.8)	pts	96.5%	6.5	pts
Invested assets per dollar of common stockholders' equity	$3.32	3.31	—%		$3.16	5%
Annualized after-tax yield on investment portfolio	4.0%	4.0	—	pts	3.7%	0.3	pts
Return on common equity ("ROE")	14.4	7.0	7.4		14.3	(7.3)
Net premiums written to statutory surplus ratio	$1.36	1.60	(15)%		$1.51	6%

Per Common Share Amounts:
Diluted net income (loss) per share	$7.49	3.23	132%		$5.84	(45)%
Book value per share	56.74	47.99	18		45.42	6
Dividends declared per share to common stockholders	1.57	1.43	10		1.25	14

Non-GAAP Information[2]:
Non-GAAP operating income (loss)	$450,631	200,141	125%		$358,844	(44)%
Non-GAAP operating income (loss) per diluted common share	7.38	3.27	126		5.89	(44)
Non-GAAP operating ROE	14.2%	7.1	7.1	pts	14.4%	(7.3)	pts
Adjusted book value per common share	$57.91	52.10	11%		$50.03	4%
1Refer to the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of terms used in this financial review.
2Non-GAAP operating income (loss), non-GAAP operating income (loss) per diluted common share, and non-GAAP operating ROE are comparable to net income (loss) available to common stockholders, net income (loss) available to common stockholders per diluted common share, and ROE, respectively, but exclude after tax net realized and unrealized gains and losses on investments included in net income (loss). Adjusted book value per common share is comparable to book value per common share, but excludes total after-tax unrealized gains and losses on investments included in accumulated other comprehensive income (loss). These non-GAAP measures are important financial measures used by us, analysts, and investors because the timing of realized investment gains and losses on securities in any given period is largely discretionary. In addition, net realized and unrealized investment gains and losses on investments could distort the analysis of trends.

Reconciliations of our GAAP to non-GAAP measures are provided in the tables below:

Reconciliation of net income (loss) available to common stockholders to non-GAAP operating income (loss)
($ in thousands)	2025	2024	2023
Net income (loss) available to common stockholders	$457,211	197,812	356,038
Net realized and unrealized investment (gains) losses included in net income, before tax	(8,330)	2,949	3,552
Tax on reconciling items	1,750	(620)	(746)
Non-GAAP operating income (loss)	$450,631	200,141	358,844

Reconciliation of net income (loss) available to common stockholders per diluted common share to non-GAAP operating income (loss) per diluted common share	2025	2024	2023
Net income (loss) available to common stockholders per diluted common share	$7.49	3.23	5.84
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	(0.14)	0.05	0.06
Tax on reconciling items	0.03	(0.01)	(0.01)
Non-GAAP operating income (loss) per diluted common share	$7.38	3.27	5.89

Reconciliation of ROE to non-GAAP operating ROE	2025	2024	2023
ROE	14.4%	7.0	14.3
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	(0.3)	0.1	0.1
Tax on reconciling items	0.1	—	—
Non-GAAP operating ROE	14.2%	7.1	14.4

Reconciliation of book value per common share to adjusted book value per common share	2025	2024	2023
Book value per common share	$56.74	47.99	45.42
Total unrealized investment (gains) losses included in accumulated other comprehensive income (loss), before tax	1.47	5.21	5.83
Tax on reconciling items	(0.30)	(1.10)	(1.22)
Adjusted book value per common share	$57.91	52.10	50.03

The components of our ROE and non-GAAP operating ROE are as follows:

ROE Components			2025			2024
	2025	2024	vs. 2024		2023	vs. 2023
Standard Commercial Lines segment	1.7%	(4.0)	5.7	pts	5.0	(9.0)	pts
Standard Personal Lines segment	(0.1)	(1.1)	1.0		(2.5)	1.4
E&S Lines segment	1.8	1.4	0.4		1.7	(0.3)
Total insurance operations	3.4	(3.7)	7.1		4.2	(7.9)

Net investment income earned	13.3	12.8	0.5		12.4	0.4
Net realized and unrealized investment gains (losses)	0.2	(0.1)	0.3		(0.1)	—
Total investments segment	13.5	12.7	0.8		12.3	0.4

Other	(2.5)	(2.0)	(0.5)		(2.2)	0.2

ROE	14.4	7.0	7.4		14.3	(7.3)
Net realized and unrealized investment (gains) losses, after tax	(0.2)	0.1	(0.3)		0.1	—
Non-GAAP operating ROE	14.2%	7.1	7.1		14.4	(7.3)

In 2025, we generated an ROE of 14.4% and a non-GAAP operating ROE of 14.2%, driven by strong investment income and improved underwriting performance. This year's results exceeded our target non-GAAP operating ROE of 12%. The improvement in net investment income earned in 2025 compared to 2024 was primarily driven by active portfolio management, operating cash flow deployment, and the proceeds from our 5.9% Senior Notes in the first quarter of 2025. All three insurance segments also contributed to the higher ROE this year compared to last. After-tax underwriting income of $107.4 million this year compared to an underwriting loss of $104.7 million last year was driven by lower catastrophe losses and lower prior year casualty reserve development, partially offset by higher current year loss costs. Underwriting results for 2025 included $90 million of unfavorable prior year casualty reserve development, down from $311 million in 2024.

For additional qualitative discussion on prior year casualty reserve development, refer to the insurance segment sections below.

Outlook
In 2025, we delivered a double-digit operating ROE of 14.2%, exceeding our ten-year average operating ROE of 12.1%. Our performance drove an 18% increase in book value per share in 2025, and we returned $182 million to common stockholders through regular dividends and opportunistic share repurchases. Selective celebrates its 100th anniversary in 2026, and we are proud of our history, the work our employees do, and the value we deliver our policyholders, distribution partners, and shareholders. To ensure our continued success, we remain focused on a set of key priorities across the company to drive future success, including:

•Relentlessly improving on the fundamentals across risk selection, individual policy pricing, and claims outcomes. Risk selection, granular and accurate risk pricing, and prompt, fair claims adjudication are foundational capabilities we have built over many decades and remain focused on today.

•Diversifying revenue and income within and across our three insurance segments. Growth levers include achieving greater market share and segment diversification in Standard Commercial Lines, potential geographic expansion in Standard Personal Lines, and increasing our product and distribution capabilities in E&S Lines and other specialty lines.

•Further leveraging the use of data analytics and technology, including general-purpose, industry-trained, and agentic artificial intelligence solutions, to drive operational efficiency and improved underwriting and claim outcomes. Technology investments are critical to ensure efficiency and scale. To enhance underwriting scalability, risk management, and claims handling, we are actively developing and executing artificial intelligence use cases. We have also made considerable progress in modernizing our policy acquisition and claims systems. For example, system enhancements in our E&S Lines segment have created significant operational efficiency, with the segment’s premium production increasing significantly despite limited headcount growth.

We remain committed to making strategic investments that fuel continued growth, innovation, and performance excellence. As we position ourselves for the future, we have several strategies to grow market share profitably:

•In our existing footprint, we are focused on growing with existing partners and strategically appointing new agency locations. During 2025, we had a net increase of approximately 100 agency locations, and we had a net increase of 200 agency locations in 2024.

•Careful and deliberate geographic expansion. Since 2017, we have added fourteen states to our Standard Commercial Lines footprint, including Kansas in 2025. In 2025, these expansion states produced $430 million in premium, representing approximately 9% of total NPW and approximately 1% marginal total premium growth. We expect to write new business in Montana and Wyoming by the end of 2026.

For 2026, our full-year expectations are as follows:

•A GAAP combined ratio of 96.5% to 97.5%, including net catastrophe losses of 6 points. Our combined ratio estimate assumes no prior year casualty reserve development, as we record our best estimate each quarter. We do not make assumptions about future reserve development;
•After-tax net investment income of $465 million;
•An overall effective tax rate of 21.5%; and
•Weighted average shares of 61 million on a fully diluted basis. We do not make assumptions about future share repurchases under our existing authorization.

Results of Operations and Related Information by Segment

Insurance Operations
The following table provides quantitative information for analyzing the combined ratio:

All Lines			2025 vs. 2024			2024 vs. 2023
($ in thousands)	2025	2024			2023
Insurance Operations Results:
NPW	$4,866,495	4,630,001	5%		$4,134,532	12%
NPE	4,768,196	4,376,447	9		3,827,606	14
Less:
Loss and loss expense incurred	3,157,726	3,164,484	—		2,484,285	27
Net underwriting expenses incurred	1,470,940	1,338,047	10		1,203,767	11
Dividends to policyholders	3,642	6,504	(44)		6,755	(4)
Underwriting income (loss)	$135,888	(132,588)	(202)%		$132,799	(200)%
Combined Ratios:
Loss and loss expense ratio	66.3%	72.3	(6.0)	pts	64.9%	7.4	pts
Underwriting expense ratio	30.8	30.6	0.2		31.4	(0.8)
Dividends to policyholders ratio	0.1	0.1	—		0.2	(0.1)
Combined ratio	97.2	103.0	(5.8)		96.5	6.5

The NPW growth of 5% in 2025 compared to 2024 included:

($ in millions)	2025	2024
Direct new business premiums	$956.0	994.3
Renewal pure price increases	9.5%	9.5

Our NPW growth in 2025 also benefited from exposure growth on renewal policies. The impacts of exposure growth and renewal pure price increases were partially offset by a modest decrease in policy count and lower new business.

The increase in NPE in 2025 compared to 2024 resulted from the same impacts to NPW described above.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

			2025 vs. 2024
($ in thousands)	2025	2024
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$90,000	311,000	(71)%
Current year casualty loss costs	2,217,339	1,887,374	17
Net catastrophe losses	169,196	284,503	(41)
Non-catastrophe property loss and loss expenses	681,191	681,607	—
Total loss and loss expense incurred	$3,157,726	3,164,484	—

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	1.9%	7.1	(5.2)	pts
Current year casualty loss costs	46.6	43.1	3.5
Net catastrophe losses	3.5	6.5	(3.0)
Non-catastrophe property loss and loss expenses	14.3	15.6	(1.3)
Total loss and loss expense incurred	66.3	72.3	(6.0)

Prior Year Casualty Reserve Development and Current Year Casualty Loss Costs
Details of the prior year casualty reserve development by reportable segment and line of business were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development
($ in millions)	2025	2024
General liability	$40.0	316.0
Commercial automobile	125.0	20.0
Workers compensation	(90.0)	(45.0)
Businessowners' policies	(2.5)	—
Bonds	(7.5)	(5.0)
Total Standard Commercial Lines	65.0	286.0

Homeowners	—	(5.0)
Personal automobile	15.0	10.0
Total Standard Personal Lines	15.0	5.0

E&S	10.0	20.0

Total (favorable) unfavorable prior year casualty reserve development	$90.0	311.0

The loss and loss expense ratio improved 6.0 points in 2025 compared to 2024, including a 5.2-point improvement in net unfavorable prior year casualty reserve development, driven by improved severities in our workers compensation line of business in accident year 2022 and prior, combined with a stabilization of loss trends in our general liability and E&S casualty lines of business. Even with the year-over-year improvement in the development, these two lines reflected increased severity in recent prior accident years due to the impact of ongoing, broad-based social inflation. However, this improvement was partially offset by a higher amount of prior year development in commercial and personal automobile, as we experienced a re-acceleration of severity growth. For commercial automobile, the unfavorable prior year development was related to accident years 2022 through 2024, with 2024 being the primary driver. For personal automobile, accident year 2024 was the primary driver of the unfavorable prior year development.

In 2024, unfavorable prior year casualty reserve development was $311 million, or 7.1 combined ratio points. This included $316 million in the general liability line of business in our Standard Commercial Lines segment for accident years 2020 and subsequent, with most of the actions for accident years 2022 and 2023. Social inflation drove this development.

Current year loss costs were 3.5-points higher in 2025 compared to 2024, driven by elevated severity trend assumptions attributable to social inflation on our general liability and E&S casualty lines of business, and responding to prior year development in our commercial and personal automobile line of business.

For additional qualitative discussion on prior-year casualty reserve development and current-year casualty loss costs, refer to the insurance segment sections below.

Property Losses
Net catastrophe and non-catastrophe property losses were 4.3 points lower in the aggregate in 2025 compared to 2024. Lower net catastrophe losses were due to a lower frequency and severity of storms that impacted our footprint. Lower non-catastrophe property loss and loss expenses reflected (i) the earned impact of higher renewal pure price increases in 2025, (ii) lower claim frequencies, and (iii) variability from period to period of non-catastrophe losses.

For additional qualitative discussion on non-catastrophe property loss and loss expenses, refer to the insurance segment sections below.

Standard Commercial Lines Segment

			2025 vs. 2024			2024 vs. 2023
($ in thousands)	2025	2024			2023
Insurance Segments Results:
NPW	$3,837,656	3,632,113	6%		$3,281,319	11%
NPE	3,753,908	3,447,556	9		3,071,784	12
Less:
Loss and loss expense incurred	2,493,321	2,501,615	—		1,919,204	30
Net underwriting expenses incurred	1,192,359	1,084,420	10		988,519	10
Dividends to policyholders	3,642	6,504	(44)		6,755	(4)
Underwriting income (loss)	$64,586	(144,983)	(145)%		$157,306	(192)%
Combined Ratios:
Loss and loss expense ratio	66.4%	72.5	(6.1)	pts	62.5%	10.0	pts
Underwriting expense ratio	31.8	31.5	0.3		32.2	(0.7)
Dividends to policyholders ratio	0.1	0.2	(0.1)		0.2	—
Combined ratio	98.3	104.2	(5.9)		94.9	9.3

NPW and NPE growth in 2025 compared to 2024 included renewal pure price increases and exposure growth on renewal policies, partially offset by lower retention as a result of underwriting actions.

	For the Year Ended December 31,
($ in millions)	2025	2024
Direct new business premiums	$614.0	$619.1
Retention	82%	85
Renewal pure price increases on NPW	8.6	8.3

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

($ in thousands)	2025	2024	2025 vs 2024
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$65,000	286,000	(77)%
Current year casualty loss costs	1,839,988	1,574,532	17
Net catastrophe losses	98,522	181,546	(46)
Non-catastrophe property loss and loss expenses	489,811	459,537	7
Total loss and loss expense incurred	$2,493,321	2,501,615	—

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	1.7%	8.3	(6.6)	pts
Current year casualty loss costs	49.1	45.6	3.5
Net catastrophe losses	2.6	5.3	(2.7)
Non-catastrophe property loss and loss expenses	13.0	13.3	(0.3)
Total loss and loss expense incurred	66.4	72.5	(6.1)

Prior Year Casualty Reserve Development and Current Year Casualty Loss Costs
Details of the prior year casualty reserve development by line of business were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development
($ in millions)	2025	2024
General liability	$40.0	316.0
Commercial automobile	125.0	20.0
Workers compensation	(90.0)	(45.0)
Businessowners' policies	(2.5)	—
Bonds	(7.5)	(5.0)
Total Standard Commercial Lines	$65.0	286.0

The loss and loss expense ratio decreased 6.1 points in 2025 compared to 2024, including a 6.6-point improvement in net unfavorable prior year casualty reserve development. The increase in current year loss costs compared to 2024 was primarily driven by elevated severity trend assumptions attributable to social inflation on our general liability line of business, and responding to prior year development in our commercial automobile line of business.

Refer to the line of business sections below for qualitative discussion of the significant drivers of unfavorable prior year casualty reserve development and current-year casualty loss costs.

Property Losses
Net catastrophe and non-catastrophe property losses were 3.0 points lower in the aggregate in 2025 compared to 2024. This was primarily driven by net catastrophe losses, which were 2.7 points lower than last year, driven by a lower frequency of wind, winter storm, and hurricane events.

Refer to the line of business sections below for qualitative discussion of the significant drivers of non-catastrophe property loss and loss expenses.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
($ in thousands)	2025	2024	2025 vs. 2024[1]		2023	2024 vs. 2023[1]
NPW	$1,269,846	1,183,194	7%		$1,087,079	9%
Direct new business	179,383	179,921	n/a		179,047	n/a
Retention	82%	86	n/a		85%	n/a
Renewal pure price increases	11.3	8.6	n/a		5.4	n/a
NPE	$1,231,380	1,125,491	9%		$1,020,362	10%
Underwriting income (loss)	(104,490)	(295,876)	(65)		70,806	(518)
Combined ratio	108.5%	126.3	(17.8)	pts	93.1%	33.2	pts
% of total Standard Commercial Lines NPW	33	33			33
1n/a: not applicable.
NPW grew 7% in 2025 compared to 2024, benefiting from renewal pure price increases and renewal exposure growth.

The combined ratio was 17.8 points lower in 2025 compared to 2024, primarily driven by the following:

($ in thousands)	2025	2024	2025 vs 2024
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$40,000	316,000	(87)%
Current year casualty loss costs	909,136	754,676	20
Total loss and loss expense incurred	$949,136	$1,070,676	(11)

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	3.2%	28.1	(24.9)	pts
Current year casualty loss costs	73.9	67.0	6.9
Total loss and loss expense incurred	77.1	95.1	(18.0)

We recorded unfavorable prior-year casualty reserve development of $40 million in 2025, compared to $316 million in 2024. We attribute the unfavorable development in both periods to the ongoing, broad-based social inflationary factors impacting this line of business. Development in 2025 was driven by increased severities in accident years 2022 and 2023. Development in 2024 was driven by increased severities in accident years 2020 through 2023.

The general liability line of business has experienced a long-term trend of meaningful severity increases, partially offset by claim frequency decreases. Prior-year severities developed adversely, impacting our view of more recent accident years in 2024 and 2025. We attribute the increased severities to elevated social inflation, which we view as an industry dynamic characterized by higher claimant propensity for attorney representation and litigation, longer settlement times, and higher settlement values. Certain jurisdictions with expanded liability theories and higher damage awards pose increased challenges. We are closely monitoring these jurisdictions and the broader trends across our business.

We experienced a 6.9-point increase in current-year casualty loss costs in 2025 compared to 2024, primarily driven by increased loss trend expectations and higher prior-year severity assumptions related to the impacts of social inflation.

We believe that social inflation and elevated loss trends continue to support an elevated near-term pricing environment. In response, we have a heightened focus on prudent underwriting and appropriate pricing. Our renewal pure price increase in this line of business was 11.3% in 2025, up from 8.6% in 2024. In sectors and jurisdictions where market pricing does not align with our view of rate need, we are taking targeted underwriting actions, including (i) revising underwriting guidelines, (ii) tightening coverage offerings, and (iii) reducing writings.

Commercial Automobile
			2025 vs. 2024[1]			2024 vs. 2023[1]
($ in thousands)	2025	2024			2023
NPW	$1,184,848	1,121,488	6%		$976,888	15%
Direct new business	158,809	164,329	n/a		147,242	n/a
Retention	83%	86	n/a		86%	n/a
Renewal pure price increases	9.9	10.7	n/a		9.8	n/a
NPE	$1,162,500	1,058,228	10%		$916,140	16%
Underwriting income (loss)	(122,696)	2,474	(5,059)		(33,724)	107
Combined ratio	110.6%	99.8	10.8	pts	103.7%	(3.9)	pts
% of total Standard Commercial Lines NPW	31	31			30
1n/a: not applicable.

NPW grew 6% in 2025 compared to 2024, benefiting from renewal pure price increases, partially offset by lower retention.

The combined ratio was 10.8 points higher in 2025 compared to 2024, primarily driven by the following:

($ in thousands)	2025	2024	2025 vs 2024
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$125,000	20,000	525%
Current year casualty loss costs	637,368	544,691	17
Net catastrophe losses	7,712	8,646	(11)
Non-catastrophe property loss and loss expenses	168,582	172,094	(2)
Total loss and loss expense incurred	938,662	745,431	26

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	10.8%	1.9	8.9	pts
Current year casualty loss costs	54.8	51.5	3.3
Net catastrophe losses	0.7	0.8	(0.1)
Non-catastrophe property loss and loss expenses	14.5	16.3	(1.8)
Total loss and loss expense incurred	80.8	70.5	10.3

We recorded $125 million of unfavorable prior year casualty reserve development in 2025, driven by increased severities in accident years 2022 through 2024, with 2024 being the primary driver. Current year casualty loss costs were higher in 2025 compared to the same prior-year periods, in reaction to the unfavorable prior-year casualty reserve development.

Partially offsetting the unfavorable combined ratio drivers mentioned above, non-catastrophe property loss and loss expenses in 2025 were lower compared to 2024, primarily due to (i) the earned impact of higher renewal pure price increases in 2025, and (ii) lower claim frequencies.

Commercial Property[1]
				2025 vs. 2024[2]			2024 vs. 2023[2]
($ in thousands)	2025		2024		2023
NPW	$793,115		739,500	7%	$648,753		14%
Direct new business	167,181		152,248	n/a	147,358		n/a
Retention	81%		84	n/a	84%		n/a
Renewal pure price increases	7.9		10.0	n/a	9.8		n/a
NPE	$767,734		685,568	12%	$586,267		17%
Underwriting income (loss)	151,448		53,331	184	10,765		395
Combined ratio	80.3	pts	92.2	(11.9)	98.2	pts	(6.0)
% of total Standard Commercial Lines NPW	21		20		20
1includes Inland Marine.
2n/a: not applicable.

NPW grew 7% in 2025 compared to 2024, benefiting from renewal pure price increases and exposure growth on renewal policies.

The combined ratio was 11.9 points lower in 2025 compared to 2024, primarily driven by the following:

($ in thousands)	2025	2024	2025 vs 2024
Loss and Loss Expense Incurred:
Net catastrophe losses	$74,170	$146,350	(49)%
Non-catastrophe property loss and loss expenses	275,610	244,990	12
Total loss and loss expense incurred	$349,780	391,340	(11)

Impact on Loss and Loss Expense Ratio:
Net catastrophe losses	9.7%	21.3	(11.6)	pts
Non-catastrophe property loss and loss expenses	35.9	35.7	0.2
Total loss and loss expense incurred	45.6	57.0	(11.4)

Net catastrophe losses were meaningfully lower in 2025 compared to 2024, driven by a lower frequency of wind, winter storm, and hurricane events.

Workers Compensation
			2025 vs. 2024[1]			2024 vs. 2023[1]
($ in thousands)	2025	2024			2023
NPW	$295,892	320,608	(8)%		$338,123	(5)%
Direct new business	45,809	54,520	n/a		63,703	n/a
Retention	83%	84	n/a		84%	n/a
Renewal pure price increases (decreases)	(3.6)	(2.8)	n/a		(1.5)	n/a
NPE	$310,021	327,725	(5)%		$333,669	(2)%
Underwriting income (loss)	75,794	57,724	31		95,397	(39)
Combined ratio	75.6%	82.4	(6.8)	pts	71.4%	11.0	pts
% of total Standard Commercial Lines NPW	8	9			12
1n/a: not applicable.

NPW decreased 8% in 2025 compared to 2024, primarily due to renewal pure price decreases and a reduction in direct new business.

The combined ratio was 6.8 points lower in 2025 compared to 2024, primarily due to the following:

($ in thousands)	2025	2024	2025 vs 2024
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$(90,000)	$(45,000)	100%
Current year casualty loss costs	239,792	227,535	5
Total loss and loss expense incurred	149,792	182,535	(18)

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	(29.0)%	(13.7)	(15.3)	pts
Current year casualty loss costs	77.4	69.4	8.0
Total loss and loss expense incurred	48.4	55.7	(7.3)

The favorable prior year casualty reserve development in 2025 and 2024 was primarily due to improved loss severities driven by continued lower medical cost trends. The favorable development in 2025 and 2024 was related to improved loss severities in accident years 2022 and prior.

In addition, the combined ratio was adversely impacted by an increase in current year casualty loss costs of 8.0 points in 2025, primarily driven by negative rate changes and increased loss trends. These rate level reductions are driven by continued decreases in workers compensation rating bureau loss costs, which form the basis for our filed rating plans, and heavily influence marketplace pricing for this line of business.

Standard Personal Lines Segment

			2025 vs. 2024			2024 vs. 2023
($ in thousands)	2025	2024			2023
Insurance Segments Results:
NPW	$397,677	430,725	(8)%		$414,585	4%
NPE	408,190	424,917	(4)		365,213	16
Less:
Loss and loss expense incurred	315,652	364,601	(13)		353,185	3
Net underwriting expenses incurred	95,167	99,801	(5)		91,291	9
Underwriting income (loss)	$(2,629)	(39,485)	(93)%		$(79,263)	50%
Combined Ratios:
Loss and loss expense ratio	77.3%	85.8	(8.5)	pts	96.7%	(10.9)	pts
Underwriting expense ratio	23.3	23.5	(0.2)		25.0	(1.5)
Combined ratio	100.6	109.3	(8.7)		121.7	(12.4)

NPW decreased 8% in 2025 compared to 2024, primarily due to lower direct new business. New business decreased 37% in 2025 compared to 2024. The reduction in direct new business premiums was primarily due to a 50% decline in new policy counts in 2025 compared to 2024. The reduction in new policy counts and new business premiums was driven by (i) market conditions, including a challenging rate environment in New Jersey and South Carolina, (ii) competition in other states due to our recent rate activity, and (iii) focusing on our target mass affluent market. We have received regulatory approvals for increased rate levels in most of our footprint states and are focused on growth where we believe our rates are adequate.

The following table depicts our reductions in direct new business and retention for 2025 and 2024:

($ in millions)	2025	2024
Direct new business premiums[1]	$45.4	$72.6
Retention	78%	77
Renewal pure price increases on NPW	18.6	20.6
1Excludes our flood direct premiums written, which is 100% ceded to the NFIP and therefore, has no impact on our NPW.

The change in NPE in 2025 compared to 2024 was driven by the same impacts on NPW described above.

Underwriting results for this segment improved in 2025 compared to 2024 as we are obtaining positive results from the actions we took to refine our pricing factors and prioritize rate filings to mitigate inflationary impacts. Our more significant rate increases began to take effect early in 2023, increased in number and magnitude throughout 2024, and remained strong in 2025, albeit moderately lower than in 2024. We expect these rates to continue outpacing loss trends in 2026, but at lower levels than those seen in 2024 and 2025. Through our actions, we achieved renewal pure prices increases of 18.6% in 2025. Additionally, we have continued to focus our efforts on our target mass affluent market. In 2025, target business grew 10%, with nearly all new business being in our target market.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

($ in thousands)	2025	2024	2025 vs 2024
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$15,000	5,000	200%
Current year casualty loss costs	121,510	115,591	5
Net catastrophe losses	41,139	79,965	(49)
Non-catastrophe property loss and loss expenses	138,003	164,045	(16)
Total loss and loss expense incurred	315,652	364,601	(13)

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	3.7%	1.2	2.5	pts
Current year casualty loss costs	29.7	27.2	2.5
Net catastrophe losses	10.1	18.8	(8.7)
Non-catastrophe property loss and loss expenses	33.8	38.6	(4.8)
Total loss and loss expense incurred	77.3	85.8	(8.5)

Property Losses
The loss and loss expense ratio decreased 8.5 points in 2025 compared to 2024, primarily driven by net catastrophe and non-catastrophe property losses, which reduced the loss and loss expense ratio by 13.5 points in the aggregate in 2025 compared to 2024. Net catastrophe losses reflected lower frequency and severity of weather-related catastrophe events this year compared to last year. Non-catastrophe property losses were lower in 2025 compared to 2024 due to (i) the earned impact of renewal pure price increases in 2025, (ii) lower claim frequencies, and (iii) variability from period to period of non-catastrophe losses.

Prior Year Casualty Reserve Development and Current Year Casualty Loss Costs
Details of the prior year casualty reserve development by line of business were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development
($ in millions)	2025	2024
Homeowners	$—	(5.0)
Personal automobile	15.0	10.0
Total Standard Personal Lines	$15.0	5.0

Prior year casualty reserve development in 2025 included $15.0 million of unfavorable development in personal automobile, primarily driven by increased loss severities in the 2024 accident year related to the New Jersey portfolio. Prior year casualty reserve development in 2024 included $10.0 million of unfavorable development in personal automobile, primarily driven by increased loss severities in accident years 2022 and 2023. This was partially offset by $5.0 million of favorable development in homeowners, primarily due to lower loss severities in accident years 2021 and prior.

Current year casualty loss costs increased 2.5 points in 2025 compared to 2024. Prior-year severities developed adversely over the course of 2024 and 2025, impacting our view of the current year loss costs for 2025. This resulted in higher current-year casualty loss costs this year compared to last.

E&S Lines Segment

($ in thousands)	2025	2024	2025 vs. 2024		2023	2024 vs. 2023
Insurance Segments Results:
NPW	$631,162	567,163	11%		$438,628	29%
NPE	606,098	503,974	20		390,609	29
Less:
Loss and loss expense incurred	348,753	298,268	17		211,896	41
Net underwriting expenses incurred	183,414	153,826	19		123,957	24
Underwriting income (loss)	$73,931	51,880	43%		$54,756	(5)%
Combined Ratios:
Loss and loss expense ratio	57.5%	59.2	(1.7)	pts	54.3%	4.9	pts
Underwriting expense ratio	30.3	30.5	(0.2)		31.7	(1.2)
Combined ratio	87.8	89.7	(1.9)		86.0	3.7

NPW grew 11% in 2025 compared to 2024 and included:

($ in millions)	2025	2024
Direct new business premiums	$296.6	302.6
Renewal pure price increases on NPW	8.5%	7.2

NPW and NPE growth in 2025 benefited from (i) both property and casualty exposure growth on renewal policies, (ii) higher rates per exposure, and (iii) an increase in renewal policy count. Increased competition in the marketplace has lowered our NPW growth rate this year compared to last, primarily due to more capacity entering the E&S marketplace and the admitted markets' appetite for insureds previously written by E&S companies.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

($ in thousands)	2025	2024	2025 vs. 2024
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$10,000	$20,000	(50)%
Current year casualty loss costs	255,841	197,251	30
Net catastrophe losses	29,535	22,992	28
Non-catastrophe property loss and loss expenses	53,377	58,025	(8)
Total loss and loss expense incurred	$348,753	$298,268	17

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	1.6%	4.0	(2.4)	pts
Current year casualty loss costs	42.2	39.1	3.1
Net catastrophe losses	4.9	4.6	0.3
Non-catastrophe property loss and loss expenses	8.8	11.5	(2.7)
Total loss and loss expense incurred	57.5	59.2	(1.7)

The loss and loss expense ratio decreased 1.7 points in 2025 compared to 2024. The loss and loss expense ratio was reduced by a $10 million, or 2.4-point decrease in unfavorable prior year casualty reserve development. In 2025, the unfavorable prior-year casualty reserve development was primarily due to loss severities in accident years 2020 through 2023, driven by the broad-reaching impacts of social inflation. Additionally, non-catastrophe property losses decreased 2.7 points in 2025 compared to 2024. This decrease was primarily driven by (i) normal period-to-period variability associated with property losses and (ii) the impact of earned rates per exposure in excess of loss trend.

Partially offsetting the lower prior year casualty reserve development and non-catastrophe property losses was higher current year casualty loss costs of 3.1 points, primarily due to increased severities related to social inflation.

Reinsurance
We use reinsurance to protect our capital resources and insure against losses on property and casualty risks we underwrite above the amount of losses we are willing to accept. We use two main reinsurance vehicles: (i) a reinsurance pooling agreement among our Insurance Subsidiaries through which each company agrees to share in premiums and losses based on certain specified percentages; and (ii) reinsurance treaties and arrangements with third parties that cover various policies that we issue to our customers.

Reinsurance Pooling Agreement
The primary purposes of the Insurance Subsidiaries' reinsurance pooling agreement are to:

•Pool or proportionately share the underwriting profit and loss results of property and casualty insurance underwriting operations through reinsurance;

•Reduce administration expenses; and

•Permit all the Insurance Subsidiaries to obtain a uniform rating from AM Best Company ("AM Best").

The following table shows the Insurance Subsidiary pooling percentages as of December 31, 2025:

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

Reinsurance Treaties and Arrangements
By entering into reinsurance treaties and arrangements, we can increase our underwriting capacity, accepting larger individual risks and risk aggregations without directly increasing our capital or statutory surplus. Under our reinsurance treaties, we cede our reinsurers a portion of our incurred losses from an individual policy or group of policies in exchange for a portion of the premium on those policies. Amounts not reinsured below a specified dollar threshold are known as retention. Reinsurance does not legally discharge us from liability under the terms and limits of our policies, but it does make our reinsurers liable to us for the amount of liability we cede to them. Our reinsurers often rely on their own reinsurance programs, or retrocessions, to manage their large loss exposures. The global reinsurance community is relatively small. If our reinsurers cannot collect on their retrocessional programs, it may impair their ability to pay us for the amounts we cede to them.

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

Our reinsurance program has contracts that separately cover our property and casualty insurance business and can be categorized as follows:

•Property Reinsurance, which includes our (i) property per risk excess of loss treaties purchased for protection against large individual property losses and (ii) property catastrophe treaties and a property catastrophe bond transaction to provide protection for the overall property portfolio against severe catastrophic events. We also purchase a limited amount of facultative reinsurance, primarily for large individual property risks exceeding our property per-risk excess-of-loss treaty capacity.

•Casualty Reinsurance, which provides protection for both individual large casualty losses and catastrophic casualty losses involving multiple claimants or insureds. We also may use (i) facultative reinsurance, primarily for large individual casualty risks in excess of our treaty capacity and (ii) quota share capacity for certain new or higher severity casualty lines of business.

•Terrorism Reinsurance, which provides a federal reinsurance backstop behind the protection of our property and casualty reinsurance treaties, for terrorism losses covered under the Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA"). For further information about TRIPRA, see Item 1A. “Risk Factors.” of this Form 10-K.

•Flood Reinsurance, for which all of the premiums and losses related to our participation in the WYO (for which we also receive a servicing fee) are 100% ceded to the federal government.

Property Reinsurance
The following table summarizes our property reinsurance program:

PROPERTY REINSURANCE ON INSURANCE PRODUCTS
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Property Catastrophe Excess of Loss (covers all insurance operations)	$1.4 billion above $100 million retention treaty that responds on per occurrence basis in four layers:	All nuclear, biological, chemical, and radioactive ("NBCR") losses are excluded regardless of whether or not they are certified under TRIPRA. Please see Item 1A. “Risk Factors.” of this Form 10-K for discussion regarding TRIPRA.
- 100% of losses in excess of $100 million up to $200 million;
- 100% of losses in excess of $200 million up to $400 million;
- 100% of losses in excess of $400 million up to $800 million; and
- 46% of losses in excess of $800 million up to $1.5 billion. The treaty provides one reinstatement in each of the first three layers and no reinstatement in the fourth layer.
Personal Lines-only treaty with $20 million of limit excess of $20 million retention and coverage of 100% of losses. This has an annual aggregate limit of $20 million.
The per occurrence limit is $1.045 billion, which includes $20 million for the Personal Lines-only treaty. The annual aggregate limit is $1.745 billion.
Property Catastrophe Bond (covers all insurance operations, excluding Florida, California, Louisiana, and Texas)	46% of losses in excess of $800 million up to $1.5 billion that responds on a per occurrence basis. The catastrophe bond provides a single $325 million limit with no reinstatements.	None.
Property Per Risk Excess of Loss (covers all insurance operations)	There are three layers covering 100% of $95 million in excess of $5 million. Losses other than TRIPRA certified losses are subject to the following reinstatements and annual aggregate limits:	All NBCR losses are excluded regardless of whether or not they are certified under the TRIPRA. For non-NBCR losses, the treaty distinguishes between acts committed on behalf of foreign persons or foreign interests ("Foreign Terrorism") and those that are not. The treaty provides annual aggregate limits for Foreign Terrorism (other than NBCR) acts of $15 million for the first layer, $60 million for the second layer, and $70 million for the third layer. Non-Foreign Terrorism losses (other than NBCR) are covered to the same extent as non-terrorism losses.
- $5 million in excess of $5 million layer provides 15 reinstatements; $80 million in aggregate limits;
- $20 million in excess of $10 million layer provides four reinstatements, $100 million in aggregate limits; and
- $70 million in excess of $30 million layer provides one reinstatement, $140 million in aggregate limits.
Flood	100% reinsurance by the federal government’s WYO.	None.

Property Catastrophe Reinsurance Program
Our property catastrophe reinsurance program includes a primary excess of loss treaty and an indemnity reinsurance agreement with a special purpose insurer that issued a catastrophe bond. This program covers our standard market and E&S business. In addition, we renewed the Personal Lines-only treaty of $20 million in excess of a $20 million retention to mitigate Personal Lines-specific catastrophe losses. Effective January 1, 2026, we renewed our main property catastrophe treaty, with additional limit, stable retention, and improved terms. The property catastrophe treaty excludes coverage for communicable disease but retains (i) coverage for strike, riot, civil unrest, severe convective storms, and other traditionally-covered property perils, (ii) coverage for conventional terrorism losses, and (iii) limited coverage for cybersecurity risks. Our program now provides coverage of $1.4 billion in excess of a $100 million retention, compared to $1.3 billion in 2025, thereby extending the exhaustion point by $100 million to respond to our growing property portfolio. The highest layer of the treaty provides coverage for 46% of losses in the $700 million in excess of $800 million layer.

To provide additional, fully collateralized coverage at the top end of our property catastrophe reinsurance program, we secured property catastrophe protection through a per-occurrence excess of loss indemnity reinsurance agreement effective December 9, 2023, with High Point Re Ltd. ("High Point Re"), an independent Bermuda special purpose insurer. The reinsurance agreement meets the accounting guidance requirements to be accounted for as reinsurance. In connection with the reinsurance agreement, High Point Re issued Series 2023-1, Class A Principal-at-Risk Variable Rates Notes to unrelated investors totaling $325 million, consistent with the coverage provided under the reinsurance agreement. The proceeds were deposited in a reinsurance trust account. The reinsurance agreement provides us with coverage of up to $325 million for the three-year period from December 9, 2023, through December 31, 2026, for property catastrophe losses from named storms, earthquakes, severe thunderstorms, winter storms, wildfires, meteorite impacts, and volcanic eruptions in all states except California, Florida, Texas, and Louisiana. The reinsurance agreement's attachment point and exhaustion limit may be reset annually to adjust the expected loss of the layer within a predetermined range. For the 2026 treaty year, this reinsurance agreement provides us with coverage for 46% of losses in the $700 million in excess of $800 million layer, bringing our co-participation in this layer to 8%. The reinsurance agreement is collateralized, which is provided by High Point Re using proceeds from the issuance of the Series 2023-1 Notes.

Reinsurance agreements carry credit risk associated with amounts due from reinsurers. With High Point Re, that risk is reduced because the collateralized reinsurance trust account is funded with money market funds domiciled in the U.S. The money market funds invest solely in cash or high-quality direct obligations of the U.S. government, such as U.S. Treasury bills and other short-term securities backed by the U.S. government.

In addition to the fully collateralized catastrophe bond, we seek to minimize reinsurance credit risk by transacting with highly-rated reinsurance partners and purchasing collateralized reinsurance products, particularly for high-severity, low-probability events, if feasible. Our current reinsurance program includes $498 million in collateralized limit of the total $650 million limit in place for the highest layer of the catastrophe program, including the $325 million secured through High Point Re, compared to $450 million in collateralized limit under the 2025 reinsurance program.

Overall, ceded premium for our property catastrophe reinsurance program will decrease in 2026 due to (i) risk-adjusted price decreases driven by favorable reinsurance market conditions and (ii) modest overall growth in underlying property exposures, marked by exposure reductions in higher catastrophe-risk regions. These reductions will be partially offset by the addition of $80.0 million of net limit coverage, which improved our net risk profile.

Catastrophe Models
We model various catastrophic perils, and hurricane risk remains our portfolio's most significant natural catastrophe peril because of the geographic location of the risks we insure. The table below illustrates the impact of the five largest hurricane losses we have experienced in the last 36 years:

($ in millions)	Gross Loss[1]	Net Loss[2]	Accident Year	Gross Loss Ratio	Net Loss Ratio
Hurricane Name
Superstorm Sandy	$125.5	45.6	2012	7.9%	2.9
Hurricane Helene	73.9	73.9	2024	1.7	1.7
Hurricane Ida	49.9	39.7	2021	1.7	1.3
Hurricane Irene	44.8	40.2	2011	3.1	2.8
Hurricane Hugo	26.4	3.0	1989	5.9	0.7
1This amount represents reported and unreported gross losses estimated as of December 31, 2025.
2Net loss does not include reinstatement premiums, taxes, or flood claims handling fees.

We assess our exposure to hurricane risk by examining third-party vendor models and conducting a proprietary analysis. The third-party vendor models provide both long-term and near-term views, with the near-term view conditioned to adjust for elevated sea surface temperatures. We adjust these models to reflect certain non-modeled cost assumptions, such as the impact of loss expenses, residual market assessments, and automobile-related losses. We believe that modeled estimates provide a range of potential outcomes, and we review multiple estimates to understand our catastrophic risk.

Our established catastrophic risk tolerance requires that no more than 10% of stockholders’ equity be exposed to a loss from a hurricane event at a 99.6% confidence level (1-in-250-year event or 0.4% probability), on a net-of-reinsurance and after-tax basis. Our property catastrophe reinsurance program limits our net after-tax impact of a 1-in-250-year event to about 5% of our GAAP equity, within our established tolerance for catastrophic risk. In addition to the 1-in-250-year modeled event, we evaluate the impact of several other scenarios on stockholders’ equity.

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

Occurrence Exceedance Probability	Hurricane
($ in thousands)	Gross Losses[1]	Net Losses[2]	Net Losses % of Equity[3]
4.0% (1 in 25 year event)	$344,765	86,852	2%
2.0% (1 in 50 year event)	574,308	94,679	3
1.0% (1 in 100 year event)	959,215	109,035	3
0.67% (1 in 150 year event)	1,263,479	126,629	4
0.5% (1 in 200 year event)	1,451,583	136,576	4
0.4% (1 in 250 year event)	1,611,249	184,208	5
0.2% (1 in 500 year event)	2,280,688	711,136	20
Historical recast - 1938 New England Hurricane	717,122	99,390	3
Lloyd's RDS North-East (Category 4 hurricane)	1,283,361	128,269	4
Historical recast - 1954 Hurricane Hazel	438,523	90,394	3
Lloyd's RDS Carolinas (Category 5 hurricane)	672,676	104,896	3
1Gross losses include uncertainty associated with damage/loss estimation, demand and storm surge, and assumptions for certain un-modeled costs, such as the impact of loss expenses, residual market assessments, and automobile-related losses, which collectively increase our gross losses by approximately 13%.
2Net losses are after-tax losses net of catastrophe reinsurance, including reinstatement premiums and applicable property per risk and facultative reinsurance based on our reinsurance structure effective January 1, 2026.
3GAAP stockholders' equity as of December 31, 2025.

As the table above reflects, we are within our established tolerance for catastrophic risk. Based on a multi-model view of hurricane risk, our current catastrophe reinsurance program exhausts at a return period of approximately 1-in-211-years, or events with a 0.5% probability. Our modeled losses incorporate expected reinsurance recoveries from our per-risk reinsurance treaty and facultative reinsurance in addition to the recoveries from our property catastrophe treaties. Our actual gross and net losses incurred from hurricanes making U.S. landfall will vary, perhaps materially, from our estimated modeled losses.

In addition to hurricane peril, the table below shows gross and net losses modeled by other wind and earthquake perils in our underwriting property portfolio. Other wind perils include the sub-perils of hail, straight-line wind, and tornadoes.

Occurrence Exceedance Probability	Other Wind			Earthquake
($ in thousands)	Gross Losses[1]	Net Losses[2]	Net Losses % of Equity[3]	Gross Losses[1]	Net Losses[2]	Net Losses % of Equity[3]
4.0% (1 in 25 year event)	$149,504	$79,972	2%	$14,657	$10,803	—%
2.0% (1 in 50 year event)	$200,924	$80,866	2	$41,836	$29,913	1
1.0% (1 in 100 year event)	$271,813	$80,880	2	$117,179	$79,589	2
0.67% (1 in 150 year event)	$315,507	$80,313	2	$208,664	$90,592	3
0.5% (1 in 200 year event)	$364,358	$82,818	2	$266,879	$95,272	3
0.4% (1 in 250 year event)	$400,463	$84,885	2	$321,703	$99,252	3
0.2% (1 in 500 year event)	$494,805	$88,770	2	$509,656	$100,236	3
1Gross losses include uncertainty associated with damage/loss estimation, demand and storm surge, and assumptions for certain un-modeled costs, such as the impact of loss expenses, residual market assessments, and automobile-related losses, which collectively increase our gross losses by approximately 13%.
2Net losses are after-tax losses net of catastrophe reinsurance, including reinstatement premiums as well as applicable property per risk and facultative reinsurance based on the reinsurance structure effective January 1, 2026.
3GAAP stockholders' equity as of December 31, 2025.

We do not write crop insurance, have minimal exposure to private flood, and have a small geographic footprint in the Western U.S., all limiting our exposures to certain weather-related perils, such as droughts, wildfires, and flooding. However, as our geographic expansion progresses and we continue to evaluate our business appetite, physical risks from these perils and others will be considered in our strategic decision making.

While we regularly experience property losses from winter storms and use third-party vendor models to help us model and manage our exposure to this peril, we also evaluate our winter storm exposure based on our own historical experience, as winter storm third-party vendor models are currently less mature than models for other perils, such as hurricane wind or severe convective storms.

Property Per Risk Excess of Loss Treaty
Effective July 1, 2025, we renewed the Property Excess of Loss Treaty ("Property Treaty") with the same retention as the expiring treaty, but with a $30 million increase in limit. The treaty now provides coverage for $95 million in excess of a $5 million retention for losses on a per risk basis. The treaty year deposit premium increased modestly, reflecting higher projected subject earned premium due to growth in our book of business and the increased treaty limit.

Casualty Reinsurance
The following table summarizes our casualty reinsurance program:

CASUALTY REINSURANCE ON INSURANCE PRODUCTS
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Casualty Excess of Loss (covers all insurance operations)	There are six layers covering $87 million in excess of $3 million on a per occurrence basis. Losses other than terrorism losses are subject to the following:	All NBCR losses are excluded. All other losses stemming from the acts of terrorism are subject to the following:
	- 80% of $3 million in excess of $3 million layer provides 65 reinstatements, $198 million annual aggregate limit;	- 80% of $3 million in excess of $3 million layer with $15 million net annual terrorism aggregate limit;
	- 100% of $6 million in excess of $6 million layer provides 14 reinstatements, $90 million annual aggregate limit;	- 100% of $6 million in excess of $6 million layer with $30 million net annual terrorism aggregate limit;
	- 100% of $9 million in excess of $12 million layer provides three reinstatements, $36 million annual aggregate limit;	- 100% of $9 million in excess of $12 million layer with $27 million net annual terrorism aggregate limit;
	- 100% of $9 million in excess of $21 million layer provides one reinstatement, $18 million annual aggregate limit;	- 100% of $9 million in excess of $21 million layer with $18 million net annual terrorism aggregate limit;
	- 100% of $20 million in excess of $30 million layer provides one reinstatement, $40 million annual aggregate limit; and	- 100% of $20 million in excess of $30 million layer with $40 million net annual terrorism aggregate limit; and
	- 100% of $40 million in excess of $50 million layer provides one reinstatement, $80 million annual aggregate limit.	- 100% of $40 million in excess of $50 million layer with $80 million net annual terrorism aggregate limit.

We renewed the casualty excess of loss treaty ("Casualty Treaty"), which covers our Standard Lines and E&S Lines, on July 1, 2025, with coverage of $87 million in excess of a $3 million retention per loss occurrence. The first layer was modified with an increase in net retention to $3 million, from $2 million, and we continue to retain a portion of the first layer through a 20% co-participation. The 2025 treaty year deposit premium decreased, primarily due to increased retention and co-participation, partially offset by higher projected subject-earned premium due to growth of our book of business.

To complement our key reinsurance programs and provide reinsurance protection on specific coverages or programs, we have other reinsurance treaties, such as our (i) Surety and Fidelity Excess of Loss Reinsurance Treaty, (ii) National Workers Compensation Reinsurance Pool Quota Share, which covers business assumed from the involuntary workers compensation pool, (iii) Equipment Breakdown Coverage Reinsurance Treaty, (iv) Multi-line Quota Share, which covers additional personal lines coverages, such as personal cyber and home systems protection, (v) Cyber Liability Quota Share, (vi) Endurance Specialty Quota share and Loss Development Cover, which protects against losses on policies written before the acquisition and any development on reserves established by MUSIC as of the date of acquisition, and (vii) Excess Liability Quota Share, which covers MUSIC's excess liability business.

We continually evaluate our overall reinsurance program to effectively manage the transfer of risk. We base our analysis on a comprehensive process that includes periodic analysis of modeling results, our own loss experience, aggregation of exposures, exposure growth, diversification of risks, limits written, projected reinsurance costs, reinsurer financial strength, and projected impact on earnings, equity, and statutory surplus. We strive to balance reinsurer credit quality, price, terms, and our appetite to retain a certain level of risk.

Investments Segment
Our Investments Segment's objectives are to maximize the economic value of our investment portfolio by achieving stable, risk-adjusted after-tax net investment income and generating long-term growth in book value per share. Our strategies consider prevailing market conditions, our enterprise risk tolerances, and other risk implications by:

•Maximizing the portfolio's overall total return by investing (i) the premiums from our insurance operations, (ii) amounts generated through our capital management strategies, including debt and equity security issuances, and (iii) profits of our business, and

•Maintaining (i) a well-diversified portfolio across issuers, sectors, and asset classes and (ii) a fixed income securities portfolio with high credit quality and acceptable duration and maturity profiles to provide ample liquidity.

The effective duration of our fixed income and short-term investments was 4.1 years as of December 31, 2025. We monitor and manage the effective duration to maximize yield while managing interest rate risk at an acceptable level. We buy and sell investments with the intent of maximizing investment returns in the current market environment, while balancing capital preservation and ensuring adequate liquidity to support our insurance business.

At both December 31, 2025, and December 31, 2024, our fixed income and short-term investments (i) represented 92% of our invested assets, (ii) had a weighted average credit rating of "A+," and (iii) had investment grade holdings representing 97% of the total fixed income and short-term investment portfolio.

For further details on the composition, credit quality, and various risks to which our portfolio is subject, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." of this Form 10-K.

Total Invested Assets

($ in thousands)	2025	2024	Change
Total invested assets	$11,302,440	9,651,297	17%
Invested assets per dollar of common stockholders' equity	3.32	3.31	—

Components of unrealized gains (losses) – before tax:
Fixed income securities	(88,415)	(316,796)	(72)
Equity securities	14,311	2,116	576
Net unrealized gains (losses) – before tax	(74,104)	(314,680)	(76)
Components of unrealized gains (losses) – after tax:
Fixed income securities	(69,848)	(250,269)	(72)
Equity securities	11,306	1,671	577
Net unrealized gains (losses) – after tax	$(58,542)	(248,598)	(76)

Invested assets increased by $1.7 billion at December 31, 2025, compared to December 31, 2024, primarily reflecting (i) net proceeds from the issuance of our 5.9% Senior Notes in the first quarter of 2025, (ii) our active investment of operating cash flows, which were 25% of NPW in 2025, and (iii) a $240.6 million reduction in pre-tax net unrealized losses in our fixed income and equity securities portfolios, primarily due to lower interest rates and strong performance of U.S. equities during 2025. For additional information about our 5.9% Senior Notes, see Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of this form 10-K.

Net Investment Income
The components of net investment income earned were as follows:

($ in thousands)	2025	2024	2025 vs. 2024		2023	2024 vs. 2023
Fixed income securities	$459,330	389,198	18%		345,886	13%
Commercial mortgage loans ("CMLs")	15,491	12,448	24		9,336	33
Equity securities	23,794	18,295	30		9,395	95
Short-term investments	22,309	20,274	10		14,818	37
Alternative investments	32,388	37,053	(13)		26,777	38
Other investments	750	864	(13)		650	33
Investment expenses	(22,912)	(21,081)	9		(18,212)	(16)
Net investment income earned – before tax	531,150	457,051	16		388,650	18
Net investment income tax expense	109,986	94,435	16		79,115	19
Net investment income earned – after tax	$421,164	362,616	16		309,535	17
Effective tax rate	20.7%	20.7	—	pts	20.4	0.3	pts
Annual after-tax yield on fixed income investments	4.2	4.0	0.2		3.9	0.1
Annual after-tax yield on investment portfolio	4.0	4.0	—		3.7	0.3

After-tax net investment income earned increased 16% in 2025 compared to 2024, primarily driven by active portfolio management, operating cash flow deployment, and net proceeds from the issuance of our 5.9% Senior Notes in the first quarter of 2025. For additional information about our 5.9% Senior Notes, see Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of this form 10-K.

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

($ in thousands)	2025	2024	2025 vs. 2024	2023	2024 vs. 2023
Net realized gains (losses) on disposals	$(1,217)	6,276	(119)%	(24,864)	(125)%
Net unrealized gains (losses) on equity securities	12,196	(1,964)	(721)	9,510	(121)
Net credit loss benefit (expense) on fixed income securities, AFS	(1,044)	(5,628)	(81)	12,898	(144)
Net credit loss benefit (expense) on CMLs	(160)	217	(174)	(175)	(224)
Losses on securities for which we have the intent to sell	(1,445)	(1,248)	16	(921)	36
Other realized gains (losses)	—	(602)	(100)	—	—
Total net realized and unrealized investment gains (losses)	$8,330	(2,949)	(382)	(3,552)	(17)

For additional information regarding our methodologies for recognizing losses on securities we intend to sell and estimating the allowance for credit losses, see Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Income Taxes
The following table provides information regarding income taxes.

($ in millions)	2025	2024	2023
Income tax expense	$123.2	51.0	93.2
Effective tax rate[1]	21.2%	20.5	20.7
1The effective tax rate is calculated by taking "Total income tax expense" divided by "Income before income tax" less "Preferred stock dividends" on our Consolidated Statements of Income.

Income tax expense increased $72.2 million in 2025 compared to 2024, primarily due to (i) an underwriting profit from our Insurance Operations this year compared to an underwriting loss last year and (ii) higher net investment income. Refer to "Insurance Operations" and "Investments Segment" above for more information.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") became law. The legislation extends and modifies multiple tax provisions, some affecting current and future years. The tax law changes are reflected in the enactment period, which is the year ending December 31, 2025. Accordingly, we have analyzed the Act's major impacts, which include provisions that allow

100% bonus depreciation for certain qualified assets and full deduction of domestic research and development expenditures. Both are temporary differences and do not have an impact on the total tax expense, but provide a cash tax benefit that is estimated at $7.1 million for the year.

See Note 14. " Income Taxes" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K for (i) reconciliations of our effective tax rate to the statutory rate of 21% and (ii) details regarding our net deferred tax asset and liability.

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

Sources of Liquidity
The Parent's sources of cash historically have consisted of dividends from the Insurance Subsidiaries, the Parent's investment portfolio, borrowings under third-party lines of credit, intercompany revolving demand loan agreements with certain Insurance Subsidiaries, and the issuance of equity (common or preferred) and debt securities. We continue to monitor these sources, considering our short-term and long-term liquidity and capital management strategies.

The Parent's cash and investment portfolio components were as follows:

($ in thousands)	December 31, 2025	December 31, 2024

Fixed income securities	$254,851	268,486
Equity securities	49,978	53,248
Short-term investments	78,973	62,223
Alternative investments	21,603	18,443
Cash	248	91
Total investments and cash	$405,653	402,491

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

The Insurance Subsidiaries did not pay cash dividends to the Parent in 2025. As of December 31, 2025, our allowable ordinary maximum dividend is $466 million for 2026. All Insurance Subsidiary dividends to the Parent are (i) subject to the approval and/or review of its domiciliary state insurance regulator and (ii) generally payable only from earned statutory surplus reported in its annual statements as of the preceding December 31. Although domiciliary state insurance regulators have historically approved Insurance Subsidiary dividends, there is no assurance they will approve future dividends.

New Jersey corporate law also limits the maximum amount of dividends the Parent can pay its stockholders if either (i) the Parent would be unable to pay its debts as they become due in the usual course of business, or (ii) the Parent’s total assets would be less than its total liabilities. The Parent’s ability to pay dividends to stockholders is also impacted by (i) covenants in its credit agreement that obligate it, among other things, to maintain a minimum consolidated net worth and a maximum ratio of consolidated debt to total capitalization, and (ii) the terms of our preferred stock that prohibit dividends from being declared or paid on our common stock if dividends are not declared and paid, or made payable, on all outstanding preferred stock for the latest completed dividend period.

For additional information regarding dividend restrictions and financial covenants, where applicable, see Note 11. "Indebtedness," Note 17. "Equity," and Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Line of Credit
On June 30, 2025, the Parent entered into a Credit Agreement (the "Line of Credit") with the lenders named therein (the "Lenders") and Wells Fargo Bank, National Association, as administrative agent. Under the Line of Credit, the Lenders have agreed to provide the Parent with a $100 million revolving credit facility that can be increased to $200 million with the Lenders' consent. The Line of Credit will mature on June 30, 2028, and has a variable interest rate based on the Parent’s debt ratings. This agreement replaced a prior credit agreement that the Parent terminated in conjunction with entering into the Line of Credit. No borrowings were made under either credit facility in 2025.

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

The following table provides information on the remaining capacity for FHLB borrowings based on these restrictions, as well as the additional FHLB stock purchase requirement to allow these member companies to borrow their remaining capacity amounts:

($ in millions)	Admitted Assets	Borrowing Limitation	Amount Borrowed	Remaining Capacity	Additional FHLB Stock Requirements
December 31, 2025
SICSC	$1,284.5	$128.4	32.0	96.4	2.9
SICSE	1,045.8	104.6	28.0	76.6	2.4
SICA	4,709.7	471.0	—	471.0	21.2
SICNY	892.5	44.6	—	44.6	2.0
Total		$748.6	60.0	688.6	28.5

Short-term Borrowings
We made no material short-term borrowings from FHLB branches during 2025.

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

($ in millions)	Admitted Assets as of December 31, 2025	Borrowing Limitation	Amount Borrowed	Remaining Capacity
December 31, 2025
SICSC	$1,284.5	$128.4	21.0	107.4
SICSE	1,045.8	104.6	14.0	90.6
Total		$233.0	35.0	198.0

Additionally, we have other insurance regulator-approved intercompany agreements that facilitate liquidity management between the Parent and the Insurance Subsidiaries, thereby enhancing flexibility.

Capital Market Activities
In 2025, the Parent issued $400 million of 5.90% Senior Notes due 2035, resulting in net proceeds of $395.9 million after a $0.1 million discount and debt issuance costs of approximately $4.1 million. The proceeds from this debt issuance were used for general corporate purposes, including supporting organic growth with a $200 million capital contribution to the Insurance Subsidiaries in March 2025. The Parent had no private or public stock issuances during 2025.

On October 22, 2025, the Company announced that its Board of Directors authorized a new share repurchase program under which the Company may repurchase issued and outstanding shares of common stock up to $200 million, exclusive of any excise tax impact. The program became effective on October 27, 2025, and has no expiration date. The previously existing $100 million share repurchase program remained effective through October 24, 2025. Repurchases under both programs in 2025 were as follows:

2025	Total Number of Shares Purchased	Average Price Paid Per Share	Remaining Authorization as of 12/31/25 (in millions)
Prior Share Repurchase Program	698,312	$79.60	$—
Current Share Repurchase Program	395,073	75.94	170.0
Total	1,093,385	$78.28	$170.0

For additional information on the share repurchase program, refer to Note 17. "Equity" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Uses of Liquidity
The Parent uses the liquidity generated from the sources discussed above to pay dividends to our stockholders, among other things. Dividends on shares of the Parent's common and preferred stock are declared and paid at the discretion of the Board based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. In October 2025, our Board approved a 13% increase in the quarterly cash dividend on common stock, to $0.43, from $0.38 per share. On January 29, 2026, our Board declared:

•A quarterly cash dividend on common stock of $0.43 per common share, that is payable on March 2, 2026, to holders of record as of February 13, 2026; and
•A quarterly cash dividend of $287.50 per share on our 4.60% Non-Cumulative Preferred Stock, Series B (equivalent to $0.28750 per depositary share) payable on March 16, 2026, to holders of record as of February 27, 2026.

Our ability to meet our interest and principal repayment obligations on our debt and continue to pay dividends to our stockholders depends on (i) liquidity at the Parent, (ii) the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or (iii) the availability of other sources of liquidity to the Parent. Our next borrowing principal repayment is $60 million to FHLBI due on December 16, 2026.

Restrictions on the Insurance Subsidiaries' ability to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common and preferred stock.

Capital Resources
Capital resources ensure we can pay policyholder claims, furnish the financial strength to support underwriting insurance risks, and facilitate continued business growth. At December 31, 2025, we had GAAP stockholders’ equity of $3.6 billion and statutory surplus of $3.6 billion. With total debt of $902 million at December 31, 2025, our debt-to-capital ratio was 20.0%. For additional information on our statutory surplus, see Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

The following table summarizes current and long-term material cash requirements as of December 31, 2025, which we expect to fund primarily with operating cash flows.

	Payment Due by Period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
($ in millions)	Total
Notes payable	$910.0	60.0	—	—	850.0
Interest on debt obligation	704.5	51.8	100.1	100.1	452.5
Subtotal	1,614.5	111.8	100.1	100.1	1,302.5

Gross loss and loss expense payments	7,225.4	1,915.9	2,406.9	1,286.0	1,616.6
Ceded loss and loss expense payments	877.8	219.9	236.6	136.6	284.7
Net loss and loss expense payments	6,347.6	1,696.0	2,170.3	1,149.4	1,331.9

Total	$7,962.1	1,807.8	2,270.4	1,249.5	2,634.4

The loss and loss expense payments in the table above represent estimated paid amounts by period on our loss and loss expense reserves. These estimates are based on past experience, adjusted for current developments and anticipated trends, and involve considerable judgment. There is no precise method for evaluating the impact of any specific factor on the projected timing of loss and loss expense reserve payments, so the timing and amounts of the actual payments will be affected by many factors. Therefore, the projected settlement of the reserves for net loss and loss expense may differ, perhaps significantly, from actual future payments. The Insurance Subsidiaries' net loss and loss expense reserves duration was 3.0 years at December 31, 2025.

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

In addition to the above, the following table summarizes certain contractual obligations we had at December 31, 2025, that may require us to invest additional amounts in our investment portfolio, which we would fund primarily with operating cash flows.

($ in millions)	Amount of Obligation
Fixed income securities	$508.8
Alternative investments	376.3
CMLs	19.4
Equity securities	18.8
Total	$923.3

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

As of December 31, 2025 and 2024, we had no (i) material guarantees on behalf of others and trading activities involving non-exchange traded contracts accounted for at fair value, (ii) material transactions with related parties other than those disclosed in Note 18. "Related Party Transactions" included in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K, and (iii) material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

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

Our capital management strategy is intended to protect the interests of the Insurance Subsidiaries' policyholders and our stockholders, and to enhance our financial strength and underwriting capacity. We have a strong capital base and a high-quality underwriting portfolio, positioning us well to capitalize on potential market opportunities.

Book value per common share increased 18% to $56.74 as of December 31, 2025, from $47.99 as of December 31, 2024, driven by $7.49 in net income available to common stockholders per diluted common share and a $3.01 reduction in after-tax net unrealized losses on our fixed income securities portfolio, partially offset by $1.57 in dividends to our common stockholders. The decrease in net unrealized losses on our fixed income securities was primarily driven by a decline in benchmark U.S. Treasury rates. Our adjusted book value per share, which is book value per share excluding total after-tax unrealized gains or losses on investments included in accumulated other comprehensive income (loss), increased to $57.91 as of December 31, 2025, from $52.10 as of December 31, 2024.

Cash Flows
Net cash provided by operating activities increased to $1.2 billion in 2025, compared to $1.1 billion in 2024, primarily driven by higher cash premium receipts in 2025 compared to 2024. Operating cash flows were 25% of NPW in 2025 compared to 24% in 2024. For more information on our underwriting results, refer to "Insurance Operations" above in this MD&A.

Net cash used in investing activities increased to $1.5 billion in 2025, compared to $947 million in 2024, primarily due to the investment of proceeds from our 5.9% Senior Note issuance in 2025. These proceeds also drove the $207 million net cash provided by financing activities in 2025 compared to $103 million in net cash used in financing activities in 2024. Partially offsetting cash proceeds from the 5.9% Senior Note issuance was cash used for share repurchases and common stock dividends.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk
The fair value of our assets and liabilities are subject to market risks — primarily interest rate risk, credit risk, equity price risk, and liquidity risk related to our investment portfolio. Our portfolio allocation was 84% fixed income securities, 2% commercial mortgage loans ("CML"), 3% equity securities, 6% short-term investments, 4% alternative investments, and 1% other investments as of December 31, 2025. Alternative investments are limited partnership investments in private equity, private credit, and real estate strategies. We do not directly hold derivatives, commodities, or other investments denominated in foreign currency. We have minimal foreign currency fluctuation risk within our alternative investment portfolio. For a discussion of our investment objective and philosophy, see the "Investments Segment" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

We manage our investment portfolio to mitigate risks associated with various financial market scenarios. We assume prudent risk to enhance our overall long-term results while managing a conservative, well-diversified investment portfolio to support our underwriting activities.

Interest Rate Risk

Investment Portfolio
We invest in interest rate-sensitive securities, mainly fixed income securities. Our fixed income securities portfolio is comprised primarily of investment grade (investments receiving Standard & Poor's Global Ratings or an equivalent rating of BBB- or above) corporate securities, U.S. government and agency securities, municipal obligations, collateralized loan obligations ("CLO") and other asset-backed securities ("ABS"), and mortgage-backed securities ("MBS"). As of December 31, 2025, approximately 8% of our fixed income securities portfolio was floating rate securities, primarily tied to the 90-day U.S. dollar-denominated Secured Overnight Financing Rate.

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

We seek to manage our interest rate risk associated with holding fixed income investments by maintaining an effective portfolio duration that balances maximizing yield and total return with our overall enterprise risk tolerance for potential interest rate changes. The effective duration of the fixed income securities portfolio, including short-term investments, at December 31, 2025, was 4.1 years, within our historical range.

We use an interest rate sensitivity analysis to measure the potential loss or gain in future earnings, fair values, or cash flows of market-sensitive fixed income securities. The sensitivity analysis hypothetically assumes an instant parallel shift of 200 basis points in interest rates up and down, in 100 basis point increments from the date of the Financial Statements. We use fair values to measure the potential loss. This analysis does not provide a precise forecast or range of the effect of changes in market interest rates and equity prices on our income or stockholders’ equity. However, it provides insight into the portfolio's sensitivity. These calculations do not consider (i) any actions we may take in response to market fluctuations and (ii) changes to credit spreads, liquidity spreads, and other risk factors that may also impact the value of the fixed income securities portfolio.

The following table presents the sensitivity analysis of interest rate risk as of December 31, 2025:

	2025 Interest Rate Shift in Basis Points
($ in thousands)	-200	-100	—	100	200
Fixed income securities
Fair value of fixed income securities portfolio	$10,253,307	9,871,204	9,481,114	9,081,632	8,674,333
Fair value change	772,193	390,090		(399,482)	(806,781)
Fair value change from base (%)	8.1%	4.1%		(4.2)%	(8.5)%

Credit Risk
Our most significant credit risk is within our fixed income securities portfolio, which had an overall credit quality of "A+" as of both December 31, 2025 and December 31, 2024. Non-investment grade exposure represented approximately 3% of the total fixed income and short-term investments at both December 31, 2025 and December 31, 2024.

Details on the credit quality of our invested assets at December 31, 2025, are provided below:

December 31, 2025							Credit Rating
($ in millions)	Amortized Cost	Fair Value	% of Invested Assets	Yield to Worst	Effective Duration in Years	Average Life in Years	AAA	AA	A	BBB	Non-Investment Grade	Not Rated
Fixed income securities:
U.S. government obligations	$178	$163	1.4%	4.6%	5.3	9.1	$—	$163	$—	$—	$—	$—
Foreign government obligations	11	10	0.1	4.5	4.6	5.3	1	2	4	4	—	—
State and municipal obligations	568	550	4.9	4.5	7.0	8.4	77	277	180	16	—	—
Corporate securities	3,434	3,428	30.3	5.0	4.7	6.2	12	312	1,565	1,353	186	—
MBS:
Residential mortgage-backed securities ("RMBS"):
Agency RMBS	1,608	1,574	13.9	4.8	5.4	6.9	—	1,574	—	—	—	—
Non-agency RMBS	519	502	4.4	5.4	3.4	4.6	413	54	33	1	1	—
Total RMBS	2,127	2,076	18.4	5.0	5.0	6.4	413	1,629	33	1	1	—
Commercial mortgage-backed securities ("CMBS")	713	704	6.2	5.1	3.0	3.9	499	180	18	—	6	—
Total MBS	2,840	2,780	24.6	5.0	4.5	5.7	912	1,809	50	1	7	—
CLO and other ABS:
CLOs	962	947	8.4	6.3	1.5	3.1	572	198	65	48	26	37
Commercial ABS	496	489	4.3	3.2	2.5	3.2	85	70	273	60	2	—
Consumer ABS	428	428	3.8	2.0	1.0	1.5	283	95	43	7	—	—
Other ABS	685	687	6.1	7.2	5.4	8.0	36	112	345	117	25	52
Total CLOs and Other ABS	2,570	2,550	22.6	6.2	3.2	4.8	976	475	726	231	53	89
Total securitized assets	5,411	5,330	47.2	5.6	3.9	5.3	1,888	2,284	776	233	60	89
CMLs	278	275	2.4	6.2	2.6	3.5	—	21	112	120	22	—
Total fixed income investments	9,879	9,756	86.3	5.3	4.3	5.8	1,977	3,059	2,637	1,726	268	89
Short-term investments	649	649	5.7	3.6	—	—	648	—	—	—	1	—
Total fixed income and short-term investments	10,527	10,405	92.1	5.2	4.1	5.4	2,625	3,059	2,637	1,726	268	89
Total fixed income and short-term investments by credit rating percentage							25.2%	29.4%	25.3%	16.6%	2.6%	0.9%
Equity securities:
Common stock[1]	368	383	3.4	—	—	—	—	—	—	—	—	383
Preferred stock	2	2	—	—	—	—	—	—	—	2	—	—
Total equity securities	370	384	3.4	—	—	—	—	—	—	2	—	383
Alternative investments:
Private equity	336	336	3.0	—	—	—	—	—	—	—	—	336
Private credit	37	37	0.3	—	—	—	—	—	—	—	—	37
Real assets	46	46	0.4	—	—	—	—	—	—	—	—	46
Total alternative investments	419	419	3.7	—	—	—	—	—	—	—	—	419
Other investments	92	92	0.8	—	—	—	—	—	—	—	—	92
Total invested assets	$11,408	$11,300	100%	—%	—	—	$2,625	$3,059	$2,637	$1,728	$268	$982
1Includes investments in exchange traded funds, mutual funds, business development corporations, and real estate investment trusts.
Amounts may not foot due to rounding.

Every quarter, we review our invested assets for concentrations of credit risk. The reporting categories representing 10% or more of our invested assets at December 31, 2025 were (i) corporate securities (30%), (ii) MBS (25%), and (ii) CLO's and Other ABS (23%). We discuss each of these categories in more detail below.

Corporate Securities
Our corporate securities represented 30% of our invested assets at December 31, 2025. For investment-grade corporate bonds, we address the risk of an individual issuer's default by maintaining a diverse portfolio across sectors and issuers. The primary risk related to non-investment grade corporate bonds is credit risk. A weak financial profile can lead to credit rating downgrades, further pressuring bond prices. Valuations of these bonds are more closely tied to underlying operating performance than to general interest rates. Our holdings of non-investment-grade corporate bonds, which typically exhibit weaker credit profiles and are subject to more risk of credit loss, represent 2% of our overall investment portfolio.

The tables below provide details on our corporate bond holdings at December 31, 2025 and 2024:

December 31, 2025	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade	$3,241.9	3,241.9	(1.1)	A-
Non-investment grade	186.2	186.2	3.1	BB-
Total corporate securities	$3,428.1	3,428.1	2.0	A-

December 31, 2024	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade	$2,905.0	2,905.6	(100.5)	A-
Non-investment grade	187.9	187.9	1.9	B+
Total corporate securities	$3,092.9	3,093.5	(98.6)	A-

The following tables provide the sector composition of this portfolio at December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
($ in millions)	Fair Value	Weighted Average Credit Rating	% of Fixed Income Securities	Fair Value	Weighted Average Credit Rating	% of Fixed Income Securities
Financials	$1,691.2	A-	17%	$1,365.8	A-	16%
Consumer non-cyclicals	307.5	BBB+	3	265.4	BBB+	3
Utilities	282.7	A-	3	221.4	A-	2
Energy	180.4	BBB	2	142.1	BBB	2
Consumer cyclicals	119.7	BBB-	1	119.5	BBB	1
Communications	127.5	BBB+	1	118.5	BBB+	1
Technology	131.5	BBB	1	87.7	BBB	1
Basic materials	41.8	BBB	1	34.5	BBB	1
Bank loans	5.6	B	—	15.0	B	1
Other	173.6	A-	2	426.1	A-	5
Other industrials	366.6	BBB+	4	296.9	BBB+	4
Total corporate securities	$3,428.1	A-	35	$3,092.9	A-	37

As illustrated in the table above, financials is the most significant industry concentration at 17% of our fixed income securities portfolio at December 31, 2025. These holdings represented 15% of our total investment portfolio. The corporate securities portfolio allocation to financials is well-diversified by issuer and has a weighted average credit rating of "A-." No individual issuer comprised more than 1% of our fixed income securities portfolio at December 31, 2025.

MBS (RMBS and CMBS Portfolios)
Our MBS portfolios represented 25% of our invested assets at December 31, 2025. MBS represent our most significant exposure to real estate. A further breakdown of this exposure is provided in the table above, which shows details on the credit quality of our invested assets. To manage and mitigate exposure across our RMBS and CMBS portfolios, we perform analyses at the time of purchase and as part of the ongoing portfolio evaluation. These analyses include reviews of loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments on the underlying mortgages, gains/losses on sales, evaluations of projected cash flows, as well as other information that aids in determining the health of the underlying assets. We consider the overall credit environment, economic conditions, the investment's total projected return, and overall portfolio asset allocation when deciding whether to purchase or sell these securities.

Agency RMBS represented approximately 76% of our RMBS allocation and 14% of our total invested assets as of December 31, 2025. These securities were rated "AA+" and had an aggregate unrealized loss of approximately $33.5 million as of December 31, 2025.

Our CMBS portfolio comprises most of our commercial real estate ("CRE") exposure. The following table shows our total exposure to CRE:

	December 31, 2025			December 31, 2024
($ in millions)	Fair Value	Weighted Average Credit Rating	% of Invested Assets	Fair Value	Weighted Average Credit Rating	% of Invested Assets
CMBS:
Agency	$130.2	AA+	1%	$164.0	AA+	2%
Non-agency	573.4	AA+	5%	589.0	AA+	6%

CMLs	274.9	BBB+	2%	224.8	BBB+	2%

Real Estate Investment Trusts:
Corporate securities	153.3	BBB+	1%	120.8	BBB+	1%
Equity securities	33.6	—	0.3%	34.1	—	0.4%
Alternative investments	38.3	—	0.3%	32.4	—	0.3%
Total CRE exposure	$1,203.7		10%	$1,165.1		12%
Agency-backed securities represented 19% of our CMBS portfolio as of December 31, 2025. The remaining 81% was high-quality non-agency backed securities, with 86% rated "AAA" and an aggregate net unrealized loss of $3.8 million. Our CML portfolio represented 2% of invested assets as of December 31, 2025, and is focused on multi-family and industrial property types, representing more than half of the exposure.

CLO and Other ABS Portfolio
Our CLO and Other ABS portfolio represented 23% of our invested assets at December 31, 2025. The primary risk associated with these holdings is credit risk. We manage this risk by evaluating several factors, including the deal's structure, the credit quality of underlying loans or assets, the composition of the underlying portfolio, and the portfolio manager's track record and capabilities. We monitor key performance metrics, including over-collateralization, interest coverage, and cash flows, on an ongoing basis. When deciding to purchase or sell CLO and other ABS, we consider the overall credit environment, economic conditions, the investment's total projected return, and overall portfolio asset allocation. Other ABS includes structured note obligations and securities collateralized by loans and other financial assets, including auto loans, credit card receivables, equipment leases, and student loans.

The tables below provide details on our CLO and other ABS holdings at December 31, 2025, and December 31, 2024:

December 31, 2025	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade:
CLO	$883.1	883.1	(1.9)	AA+
Other ABS	1,524.9	1,524.9	(6.6)	A+
Total investment grade	2,408.0	2,408.0	(8.5)	AA-

Non-investment grade:
CLO	63.5	63.5	(2.4)	CCC-
Other ABS	78.8	78.8	2.6	CCC-
Total non-investment grade	142.3	142.3	0.2	CCC-
Total CLO and other ABS	$2,550.3	2,550.3	(8.3)	A+

December 31, 2024	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade:
CLO	$786.3	786.3	(9.1)	AA+
Other ABS	1,134.4	1,134.4	(20.9)	A+
Total investment grade	1,920.7	1,920.7	(30.0)	AA-

Non-investment grade:
CLO	64.7	64.7	0.7	CCC+
Other ABS	47.7	47.7	1.7	CCC-
Total non-investment grade	112.4	112.4	2.4	CCC
Total CLO and other ABS	$2,033.1	2,033.1	(27.6)	A+

CLOs represented 8% of our total invested assets as of December 31, 2025. Investment-grade CLOs accounted for the majority of this portfolio at 7% of invested assets, while non-investment-grade CLOs represented only 1% of invested assets. The CLO portfolio is well diversified by issuer, manager, vintage year, and underlying corporate borrowers and sectors. No individual CLO comprised more than 1% of our fixed income securities portfolio at December 31, 2025, and this portfolio had an average credit quality of "AA."

Equity Price Risk
Our equity securities portfolio is exposed to risk from potential volatility in equity market prices. We aim to manage equity price risk exposure by maintaining a diversified portfolio and limiting concentrations in any one company or industry. The following table presents the hypothetical increases and decreases in 10% increments in the market value of the equity portfolio as of December 31, 2025:

	Change in Equity Values in Percent
($ in thousands)	(30)%	(20)%	(10)%	0%	10%	20%	30%
Fair value of equity securities portfolio	$269,091	307,533	345,974	384,416	422,858	461,299	499,741
Fair value change	(115,325)	(76,883)	(38,442)		38,442	76,883	115,325

In addition to our equity securities, we invest in alternative investments that are subject to price risk. These are investments in private limited partnerships that invest in various strategies, such as private equity, private credit, and real assets. As of December 31, 2025, alternative investments represented 4% of our total invested assets and 12% of our stockholders’ equity. These investments are subject to risks arising from their valuation being inherently subjective. The general partner of each of these partnerships usually reports the change in the value of the interests in the partnership on a one-quarter lag because of the nature of the underlying assets or liabilities. As these partnerships' underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships is subject to a higher level of subjectivity and unobservable inputs than substantially all of our other invested assets. Each of these general partners is required to determine the partnerships' value by the price that could be obtained for the sale of the interest at the time of determination. Valuations based on unobservable inputs are subject to greater scrutiny and reconsideration from one reporting period to the next and may therefore be subject to significant fluctuations, potentially leading to significant decreases. We record our investments in these partnerships under the equity method of accounting, so any decreases in their valuations would negatively impact our results of operations. For additional information regarding these alternative investment strategies, see Note 5. "Investments" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Liquidity Risk
As a property and casualty insurer, we generally meet our liquidity needs through the cash flow provided by our ongoing operations, as premium collections and investment income generated from our portfolio provide a significant flow of cash to support policyholder claims and other payment obligations. We also purchase substantial reinsurance to mitigate exposure to significant loss events and we have access to various borrowing facilities if we need to raise capital quickly. See the "Liquidity and Capital Resources" section in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for additional information on our available borrowing capacity. In addition to these liquidity sources, we monitor our investment portfolio's liquidity profile to ensure it meets our operational liquidity needs.

The liquidity characteristics of our portfolio are illustrated below:

Asset Category	Percentage of Invested Assets
Highly-liquid assets	59%
Generally liquid assets, may become less liquid with market stress[1]	21
Generally illiquid assets[2]	20
Total	100%
1These exposures are concentrated within CMBS and CLO and other ABS.
2These exposures include our alternative investments and other non-publicly traded securities.

Indebtedness
(a) Long-Term Debt
As of December 31, 2025, we had outstanding long-term debt of $901.9 million that matures as shown in the following table:

		2025
($ in thousands)	Year of Maturity	Carrying Amount	Fair Value
Financial liabilities
Long-term debt
3.03% Borrowings from FHLBI	2026	60,000	59,625
7.25% Senior Notes	2034	49,936	56,973
5.90% Senior Notes	2035	399,917	419,869
6.70% Senior Notes	2035	99,617	110,244
5.375% Senior Notes	2049	294,737	277,541
Subtotal		904,207	924,252
Unamortized debt issuance costs		(5,904)
Finance lease obligations		3,570
Total notes payable		$901,873

The weighted average effective interest rate for our outstanding long-term debt was 5.7% at December 31, 2025. Our debt is not exposed to material changes in interest rates because the interest rates are fixed.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2025, and the related notes and financial statement schedules I to V (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 9, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimate of reserve for loss and loss expense
As discussed in Notes 2 and 10 to the consolidated financial statements, the Company estimates the reserve for loss and loss expense (reserves) through an internal reserve review that relies upon methods consistent with actuarial standards of practice supplemented with other internal and external information. The Company develops reserve estimates by line of business and, as experience emerges and other information develops, the reserve estimates are assessed in aggregate and adjusted as necessary. As of December 31, 2025, the Company recorded a liability of $7.23 billion for reserves.

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

The following are the primary procedures we performed to address this critical audit matter. With the involvement of actuarial professionals, when appropriate, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s internal reserve review and determination of the Company’s best estimate of recorded reserves. We also involved actuarial professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s actuarial methods by comparing them to methods consistent with actuarial standards of practice
•developing an independent estimate of reserves for certain lines of business using methods consistent with actuarial standards of practice
•for certain other lines of business, assessing the Company's internal reserve review by evaluating the assumptions and actuarial methods used
•developing a consolidated range of reserves and comparing it to the Company's recorded reserves and assessing movement of the Company’s recorded reserves within the consolidated range of reserves.

/s/ KPMG LLP
We have served as the Company's auditor since 1964.
Short Hills, New Jersey
February 9, 2026

Consolidated Balance Sheets
December 31,
($ in thousands, except share amounts)	2025	2024
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $23,939 – 2025; $24,735 – 2024)	$23,942	25,375
Less: allowance for credit losses	—	—
Fixed income securities, held-to-maturity, net of allowance for credit losses	23,942	25,375
Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $31,287 – 2025; $31,948 – 2024; amortized cost: $9,576,878 – 2025; $8,476,078 – 2024)	9,457,176	8,127,334
Commercial mortgage loans – at carrying value (fair value: $274,895 – 2025; $224,842 – 2024)	277,895	233,774
Less: allowance for credit losses	(213)	(66)
Commercial mortgage loans, net of allowance for credit losses	277,682	233,708
Equity securities – at fair value (cost: $370,104 – 2025; $211,486 – 2024)	384,416	213,601
Short-term investments	648,542	509,318
Alternative investments	418,525	440,896
Other investments	92,157	101,065
Total investments (Notes 5 and 7)	11,302,440	9,651,297
Cash	346	91
Restricted cash	17,612	62,933
Accrued investment income	92,003	76,892
Premiums receivable	1,555,201	1,488,206
Less: allowance for credit losses (Note 8)	(21,300)	(20,400)
Premiums receivable, net of allowance for credit losses	1,533,901	1,467,806
Reinsurance recoverable	917,495	1,063,145
Less: allowance for credit losses (Note 9)	(2,000)	(2,000)
Reinsurance recoverable, net of allowance for credit losses	915,495	1,061,145
Prepaid reinsurance premiums (Note 9)	266,332	235,378
Deferred federal income tax (Note 14)	110,905	146,788
Property and equipment – at cost, net of accumulated depreciation and amortization of: $297,211 – 2025; $287,685 – 2024	106,390	93,303
Deferred policy acquisition costs (Note 2)	492,270	479,304
Goodwill (Note 12)	7,849	7,849
Other assets	310,167	231,403
Total assets	$15,155,710	13,514,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 10)	$7,225,398	6,589,801
Unearned premiums	2,745,521	2,616,268
Long-term debt (Note 11)	901,873	507,938
Current federal income tax (Note 14)	16,939	19,706
Accrued salaries and benefits	140,786	121,662
Other liabilities	516,218	538,738
Total liabilities	$11,546,735	10,394,113
Stockholders’ Equity:
Preferred stock of $0 par value per share (Note 17):
Authorized shares: 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share – 2025 and 2024	$200,000	200,000
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 106,006,544 – 2025; 105,609,364 – 2024	212,013	211,219
Additional paid-in capital	591,272	557,042
Retained earnings	3,500,774	3,139,489
Accumulated other comprehensive income (loss) (Note 6)	(151,660)	(336,845)
Treasury stock – at cost (shares: 45,930,091 – 2025; 44,761,468 – 2024)	(743,424)	(650,829)
Total stockholders’ equity	3,608,975	3,120,076
Commitments and contingencies (Notes 19 and 20)
Total liabilities and stockholders’ equity	$15,155,710	13,514,189

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
December 31,
($ in thousands, except per share amounts)	2025	2024	2023
Revenues:
Net premiums earned	$4,768,196	4,376,447	3,827,606
Net investment income earned	531,150	457,051	388,650
Net realized and unrealized investment gains (losses)	8,330	(2,949)	(3,552)
Other income	29,252	31,115	19,402
Total revenues	5,336,928	4,861,664	4,232,106

Expenses:
Loss and loss expense incurred	3,157,726	3,164,484	2,484,285
Amortization of deferred policy acquisition costs	1,002,376	922,431	796,182
Other insurance expenses	501,458	453,235	433,742
Interest expense	49,322	28,878	28,799
Corporate expenses	36,449	34,602	30,686
Total expenses	4,747,331	4,603,630	3,773,694

Income before income tax	589,597	258,034	458,412

Income tax expense:
Current	136,576	67,369	94,022
Deferred	(13,390)	(16,347)	(848)
Total income tax expense	123,186	51,022	93,174

Net income	$466,411	207,012	365,238

Preferred stock dividends	9,200	9,200	9,200

Net income available to common stockholders	$457,211	197,812	356,038

Earnings per common share:
Net income available to common stockholders - Basic	$7.54	3.25	5.87

Net income available to common stockholders - Diluted	$7.49	3.23	5.84

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
December 31,
($ in thousands)	2025	2024	2023
Net income	$466,411	207,012	365,238

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during year	153,365	18,075	84,407
Unrealized gains (losses) on securities with credit loss recognized in earnings	26,409	7,790	47,585
Amounts reclassified into net income:
Net realized (gains) losses on disposals and intent-to-sell available-for-sale securities	(169)	(1,504)	16,162
Credit loss (benefit) expense	824	4,446	(10,189)
Total unrealized gains (losses) on investment securities	180,429	28,807	137,965

Defined benefit pension and post-retirement plans:
Net actuarial gain (loss)	1,999	4,293	(15,315)
Amounts reclassified into net income:
Net actuarial loss	2,757	3,056	2,391
Total defined benefit pension and post-retirement plans	4,756	7,349	(12,924)
Other comprehensive income (loss)	185,185	36,156	125,041
Comprehensive income (loss)	$651,596	243,168	490,279

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
December 31,
($ in thousands, except share and per share amounts)	2025	2024	2023
Preferred stock:
Beginning of year	$200,000	200,000	200,000
Issuance of preferred stock	—	—	—
End of year	200,000	200,000	200,000

Common stock:
Beginning of year	211,219	210,447	209,694
Dividend reinvestment plan	52	41	37
Stock purchase and compensation plans	742	731	716
End of year	212,013	211,219	210,447

Additional paid-in capital:
Beginning of year	557,042	522,748	493,488
Dividend reinvestment plan	2,097	1,963	1,825
Stock purchase and compensation plans	32,133	32,331	27,435
End of year	591,272	557,042	522,748

Retained earnings:
Beginning of year	3,139,489	3,029,396	2,749,703
Net income	466,411	207,012	365,238
Dividends to preferred stockholders	(9,200)	(9,200)	(9,200)
Dividends to common stockholders	(95,926)	(87,719)	(76,345)
End of year	3,500,774	3,139,489	3,029,396

Accumulated other comprehensive income (loss):
Beginning of year	(336,845)	(373,001)	(498,042)
Other comprehensive income (loss)	185,185	36,156	125,041
End of year	(151,660)	(336,845)	(373,001)

Treasury stock:
Beginning of year	(650,829)	(635,209)	(627,279)
Acquisition of treasury stock - share repurchase authorization	(86,188)	(8,689)	—
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(6,407)	(6,931)	(7,930)
End of year	(743,424)	(650,829)	(635,209)

Total stockholders’ equity	$3,608,975	3,120,076	2,954,381

Dividends declared per preferred share	$1,150.00	1,150.00	1,150.00
Dividends declared per common share	$1.57	1.43	1.25

Preferred stock, shares outstanding:
Beginning of year	8,000	8,000	8,000
Issuance of preferred stock	—	—	—
End of year	8,000	8,000	8,000

Common stock, shares outstanding:
Beginning of year	60,847,896	60,636,437	60,338,900
Dividend reinvestment plan	26,272	20,598	18,608
Stock purchase and compensation plan	370,908	365,459	357,588
Acquisition of treasury stock - share repurchase authorization	(1,093,385)	(103,000)	—
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(75,238)	(71,598)	(78,659)
End of year	60,076,453	60,847,896	60,636,437

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
December 31,
($ in thousands)	2025	2024	2023
Operating Activities
Net income	$466,411	207,012	365,238

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,669	34,800	30,040
Stock-based compensation expense	23,104	22,763	18,346
Undistributed gains of equity method investments	(13,165)	(17,778)	(17,083)
Distributions in excess of current year income of equity method investments	17,000	16,750	16,052
Net realized and unrealized (gains) losses	(8,330)	2,949	3,552
Loss (gain) on disposal of fixed assets	(69)	334	(6)

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	781,247	848,570	318,075
Increase in unearned premiums, net of prepaid reinsurance	98,299	253,554	306,926
(Increase) decrease in net federal income taxes	(16,110)	(2,707)	9,082
Increase in premiums receivable	(66,095)	(154,727)	(227,392)
Increase in deferred policy acquisition costs	(12,966)	(54,440)	(56,240)
Increase in accrued investment income	(15,111)	(10,553)	(7,172)
Increase (decrease) in accrued salaries and benefits	18,830	588	6,430
Increase in other assets	(87,271)	(34,016)	(23,195)
Increase (decrease) in other liabilities	14,578	(13,211)	16,255
Net cash provided by (used in) operating activities	1,233,021	1,099,888	758,908

Investing Activities
Purchases of fixed income securities, held-to-maturity	(2,400)	(6,805)	—
Purchases of fixed income securities, available-for-sale	(3,252,652)	(2,491,852)	(2,438,851)
Purchases of commercial mortgage loans	(75,026)	(56,852)	(42,114)
Purchases of equity securities	(160,818)	(46,191)	(24,166)
Purchases of alternative investments and other investments	(109,525)	(92,207)	(97,597)
Purchases of short-term investments	(13,378,618)	(9,802,626)	(4,479,918)
Sales of fixed income securities, available-for-sale	920,335	917,289	1,221,918
Proceeds from commercial mortgage loans	27,606	11,786	2,711
Sales of short-term investments	13,239,598	9,603,377	4,611,342
Redemption and maturities of fixed income securities, held-to-maturity	3,833	4,130	8,458
Redemption and maturities of fixed income securities, available-for-sale	1,235,649	997,229	509,220
Sales of equity securities	21,281	19,416	53,344
Sales of other investments	44,637	—	900
Distributions from alternative investments and other investments	39,277	26,735	11,029
Purchases of property and equipment	(38,742)	(30,810)	(22,631)
Net cash provided by (used in) investing activities	(1,485,565)	(947,381)	(686,355)

Financing Activities
Dividends to preferred stockholders	(9,200)	(9,200)	(9,200)
Dividends to common stockholders	(92,884)	(84,936)	(73,827)
Acquisition of treasury stock	(92,595)	(15,620)	(7,930)
Net proceeds from stock purchase and compensation plans	9,015	9,630	9,133
Proceeds from borrowings	395,957	—	20,000
Repayment of borrowings	(100)	—	(20,000)
Repayment of finance lease obligations	(2,715)	(2,629)	(2,666)
Net cash provided by (used in) financing activities	207,478	(102,755)	(84,490)
Net increase (decrease) in cash and restricted cash	(45,066)	49,752	(11,937)
Cash and restricted cash, beginning of year	63,024	13,272	25,209
Cash and restricted cash, end of year	$17,958	63,024	13,272

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

Note 2. Summary of Significant Accounting Policies
(a) Principles of Consolidation
The accompanying consolidated financial statements (“Financial Statements”) include the accounts of the Parent and its subsidiaries, and have been prepared in conformity with: (i) United States ("U.S.") generally accepted accounting principles ("GAAP"); and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions are eliminated in consolidation. To the extent that the Company changes its presentation of items in the financial statements or footnotes, the presentation of such amounts in prior periods is changed to conform to the current period presentation, if appropriate, and a disclosure is provided, if material.

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

Our other investment portfolio includes Federal Home Loan Bank stock (“FHLB Stock”) and equity investments through which we receive tax credits. The FHLB Stock is reported at cost.

Accounting for tax credit investments in our other investment portfolio is dependent on the type of credit, as follows:
•Low income housing tax credits and other qualifying tax credit programs are accounted for under the proportional amortization method; and
•All other tax credits in our other investment portfolio, such as solar tax credits, are accounted for using the equity method.

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

ACL on AFS Fixed Income Securities and Short-Term Investments
When fixed income securities are in an unrealized loss position and we do not record any losses on securities for which we intend to sell, we record an ACL for the portion of the unrealized loss due to an expected credit loss. We estimate expected credit losses on fixed income securities with certain credit qualities by performing a discounted cash flow (“DCF”) analysis. The ACL is equal to the excess of amortized cost over the greater of: (i) our estimate of the present value of expected future cash flows, or (ii) fair value. The ACL is recorded as a contra-asset reflected in the carrying value of the investment on the Consolidated Balance Sheet. The initial ACL and any subsequent changes are recorded to earnings as a component of “Net realized and unrealized investment gains (losses)” on our Consolidated Statement of Income. Any remaining unrealized loss is the non-credit amount and is recorded in AOCI. The ACL cannot exceed the unrealized loss of an AFS security and therefore it may fluctuate with changes in the fair value of the security. The ACL is written off against the amortized cost basis in the period in which it is determined uncollectible.

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

Further information on our Level 2 asset pricing is included in the following table:

Security Type	Methodology
Corporate Securities, including preferred stocks classified as Fixed Income Securities, U.S. Government and Government Agencies and Short-term Corporate and U.S. Government Agency Bonds	Evaluations include obtaining relevant trade data, benchmark quotes and spreads, and incorporating this information into either spread-based or price-based evaluations as determined by the observed market data. Spread-based evaluations include: (i) creating a range of spreads for relevant maturities of each issuer based on the new issue market, secondary trading, and dealer quotes; and (ii) incorporating option-adjusted spreads for issues that have early redemption features. Based on the findings in (i) and (ii) above, final spreads are derived and added to benchmark curves. Price-based evaluations include matching each issue to its best-known market maker and contacting firms that transact in these securities.
Obligations of States and Political Subdivisions	Evaluations are based on yield curves that are developed based on factors such as: (i) benchmarks to issues with interest rates near prevailing market rates; (ii) established trading spreads over widely-accepted market benchmarks; (iii) yields on new issues; and (iv) market information from third-party sources such as reportable trades, broker-dealers, or issuers.
RMBS, CMBS, CLO and other ABS	Evaluations are based on a DCF analysis, including: (i) generating cash flows for each tranche considering tranche-specific data, market data, and other pertinent information, such as historical performance of the underlying collateral, including net operating income generated by the underlying properties, conditional default rate assumptions, loan loss severity assumptions, consensus projections, prepayment projections, and actual pool and loan level collateral information; (ii) identifying applicable benchmark yields; and (iii) applying market-based tranche-specific spreads to determine an appropriate yield by incorporating collateral performance, tranche-level attributes, trades, bids, and offers.
Foreign Government	Evaluations are performed using a DCF model and by incorporating observed market yields of benchmarks as inputs, adjusting for varied maturities.

Level 3 Pricing

Security Type	Methodology
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

Liabilities
The techniques used to value our notes payable are as follows:

Level 2 Pricing

Security Type	Methodology
7.25% Senior Notes; 6.70% Senior Notes; 5.375% Senior Notes; 5.90% Senior Notes	Based on matrix pricing models prepared by external pricing services.
Borrowings from Federal Home Loan Banks	Evaluations are performed using a DCF model based on current borrowing rates provided by the Federal Home Loan Banks that are consistent with the remaining term of the borrowing.

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

We recorded depreciation expense of $26.3 million, $26.5 million, and $24.7 million for 2025, 2024, and 2023, respectively.

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

There were no premium deficiencies for any of the reported years, as the sum of the anticipated loss and loss expense, unamortized acquisition costs, policyholder dividends, and other expenses for each segment did not exceed that segment’s related unearned premium and anticipated investment income. The investment yields assumed in the premium deficiency assessment for each reporting period, which were based on our actual average investment yield, before tax, as of the September 30 calculation date, were 4.9% for 2025, 4.8% for 2024, and 4.8% for 2023.

(j) Goodwill
Goodwill results from business acquisitions where the cost of assets and liabilities acquired exceeds the fair value of those assets and liabilities. A quantitative goodwill impairment analysis is performed if our quarterly qualitative analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Goodwill is allocated to the reporting units for purposes of these analyses. Based on our analysis at December 31, 2025, goodwill was not impaired.

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

The reserve review produces a set of ultimate loss and loss expense estimates by line of business, including current and prior accident years. The selected ultimate losses are separated into their components of claim frequency and severity, along with their associated trends, to provide additional insight. While these ultimate loss and loss expense estimates serve as the primary basis for determining the recorded IBNR reserves, other internal and external factors are considered in our overall reserve review. Internal factors include (i) changes to our underwriting and claims practices, (ii) supplemental data on claims reporting and settlement trends, (iii) exposure estimates for reported claims, (iv) potential large or complex claims, and (v) additional trends observed by claims personnel or defense counsel. In addition, individual claim detail and associated characteristics are reviewed as a diagnostic tool, providing insight into changing drivers of claim emergence and shifts in the claims portfolio, such as changing levels of attorney involvement and the percentage of claims involving surgeries. External factors considered include (i) legislative and regulatory enactments, (ii) judicial trends and decisions, (iii) social trends, including the impacts of social inflation, and (iv) trends in general economic conditions, including the effects of inflation on medical costs, raw materials, and labor.

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

(n) Income Tax
We use the asset and liability method of accounting for income taxes. Current income taxes are recognized for the estimated taxes payable or refundable on tax returns for the current year. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.

We consider all evidence, both positive and negative, with respect to our net operating and capital loss carryback availability, expected levels of pre-tax financial statement income, taxable income, liquidity, and prudent and reasonable tax planning strategies when evaluating whether the temporary differences will be realized. In projecting future taxable income, we begin with budgeted pre-tax income adjusted for estimated taxable and non-taxable items. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we use to manage our businesses. A valuation allowance is established when it is more likely than not that some portion of the deferred tax asset will not be realized. The evaluation of a valuation allowance considers the character of the taxable income, ordinary income versus capital income. A liability for uncertain tax positions is recorded when it is more likely than not that a tax position will not be sustained upon examination by taxing authorities. The effect of a change in tax rates is recognized in the period of enactment. If we were to be levied interest and penalties related to income taxes, these amounts would be recognized as a component of “Total income tax expense” on the Consolidated Statement of Income.

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

Note 3. Adoption of Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"). ASU 2022-03 clarifies that a contractual sales restriction on an equity security is not considered when determining the security's fair value. This ASU was issued to eliminate diversity in practice by clarifying that contractual arrangements restricting an entity's ability to sell the security for a certain period of time is a characteristic of the reporting entity and should not be contemplated when determining the security's fair value. ASU 2022-03 requires new disclosures that provide investors with information about the restriction, including the nature and remaining duration of the restriction. The ASU was effective for annual periods beginning after December 15, 2023, including interim periods within those annual periods. We adopted this guidance on January 1, 2024 and it did not have a material impact to our financial condition or results of operations.

In March 2023, the FASB issued ASU 2023-02, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method ("ASU 2023-02"). This ASU allows companies to elect to account for qualifying tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Companies were previously permitted to apply the proportional amortization method only to qualifying tax equity investments in low income housing tax credit structures. ASU 2023-02 extends the application of the proportional amortization method to qualifying tax equity investments that generate tax credits through other programs. It also requires new disclosures that provide a better understanding of the nature of the tax equity investments and the effect the tax equity investments and related income tax credits and other income tax benefits have on a company's financial position and results of operations. The ASU was effective for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. We adopted ASU 2023-02 on January 1, 2024 and it did not have a material impact to our financial condition or results of operations.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 amends disclosure requirements for segment reporting by modifying and adding disclosure requirements. The additional disclosure requirements include the following on both an interim and annual basis: (i) significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"); (ii) amounts for "other segment items" by reportable segment and a description of its composition; and (iii) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. In addition, ASU 2023-07 requires all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280, Segment Reporting, to now be disclosed in interim periods. ASU 2023-07 was effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 for the annual period ending December 31, 2024. As ASU 2023-07 only requires additional disclosure, it did not have a material impact on our financial condition or results of operations.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 amends disclosure requirements to provide greater transparency on income taxes. The following additional disclosures are required annually: (i) specific required categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, (iii) the amount of income taxes paid disaggregated by jurisdiction, and (iv) income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. We adopted ASU 2023-09 for the annual period ending December 31, 2025. Our adoption was on a prospective basis. As it only requires additional disclosure, ASU 2023-09 did not have a material impact on our financial condition or results of operations.

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

In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements (“ASU 2025‑11”). ASU 2025‑11 clarifies the scope, form, content, and disclosure requirements applicable to interim financial reporting under U.S. GAAP. The ASU improves the navigability of Topic 270 and provides clearer guidance on when the interim reporting requirements apply. Specifically, the amendments (1) clarify that Topic 270 applies to entities that provide interim financial statements and accompanying notes in accordance with GAAP, (2) add a comprehensive list of required interim disclosures drawn from other FASB topics, and (3) introduce a disclosure principle requiring entities to disclose events occurring after the end of the most recent annual reporting period that have a material impact on the entity. The ASU is not intended to change the fundamental nature of interim reporting, or expand or reduce existing disclosure requirements. ASU 2025‑11 is effective for interim reporting periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The guidance may be applied prospectively or retrospectively. Because ASU 2025‑11 primarily provides clarifying guidance and requires disclosures in certain circumstances, it will not have a material impact on our financial condition or results of operations.

Note 4. Statements of Cash Flows
Supplemental cash flow information was as follows:

($ in thousands)	2025	2024	2023
Cash paid (received) during the period for:
Interest	$43,616	28,532	28,359

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	11,058	8,413	7,409
Operating cash flows from financing leases	245	234	66
Financing cash flows from finance leases	2,715	2,629	2,666

Non-cash items:
Corporate actions related to fixed income securities, AFS[1]	69,944	43,558	22,741
Corporate actions related to equity securities[1]	—	29,250	—
Conversion of AFS fixed income securities to equity securities	736	—	—
Conversion of commercial mortgage loan ("CML") to alternative investment	3,300	—	—
Conversion of alternative investments to equity securities[2]	20,127	—	50,253
Assets acquired under finance lease arrangements	—	6,275	1,584
Assets acquired under operating lease arrangements	74,980	11,684	5,885
Non-cash purchase of property and equipment	$673	53	242
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

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	December 31, 2025	December 31, 2024
Cash	$346	91
Restricted cash	17,612	62,933
Total cash and restricted cash shown in the Statements of Cash Flows	$17,958	63,024

Amounts in restricted cash represent cash received from the National Flood Insurance Program ("NFIP") that can only be used to pay flood claims under the Write Your Own program.

Note 5. Investments
(a) Net unrealized gains and losses on investments included in "Other comprehensive income (loss)" ("OCI") in the Consolidated Statements of Stockholders' Equity by asset class were as follows for the years ended December 31, 2025, 2024, and 2023:

($ in thousands)	2025	2024	2023
AFS securities:
Fixed income securities	$(88,415)	(316,796)	(353,288)
Total AFS securities	(88,415)	(316,796)	(353,288)

Short-term securities	18	8	35

Total net unrealized gains (losses)	(88,397)	(316,788)	(353,253)
Deferred income tax	18,564	66,526	74,184
Net unrealized gains (losses), net of deferred income tax	(69,833)	(250,262)	(279,069)

Decrease in net unrealized losses in OCI, net of deferred income tax	$180,429	28,807	137,965

(b) Information regarding our AFS securities as of December 31, 2025 and December 31, 2024 were as follows:

December 31, 2025
	Cost/
	Amortized	Allowance for	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Credit Losses	Gains	Losses	Value
AFS fixed income securities:
U.S. government and government agencies	$177,877	—	108	(14,778)	163,207
Foreign government	10,768	(16)	47	(797)	10,002
Obligations of states and political subdivisions	567,757	(259)	6,342	(23,883)	549,957
Corporate securities	3,409,875	(7,691)	73,842	(71,862)	3,404,164
CLO and other ABS	2,570,451	(11,902)	26,596	(34,859)	2,550,286
RMBS	2,127,004	(11,284)	21,547	(61,334)	2,075,933
CMBS	713,146	(135)	5,221	(14,605)	703,627
Total AFS fixed income securities	$9,576,878	(31,287)	133,703	(222,118)	9,457,176

December 31, 2024
	Cost/
	Amortized	Allowance for	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Credit Losses	Gains	Losses	Value
AFS fixed income securities:
U.S. government and government agencies	$139,906	—	2	(19,753)	120,155
Foreign government	10,656	(21)	—	(1,333)	9,302
Obligations of states and political subdivisions	483,609	(570)	550	(32,359)	451,230
Corporate securities	3,181,046	(14,924)	25,259	(123,201)	3,068,180
CLO and other ABS	2,065,611	(4,889)	22,116	(49,689)	2,033,149
RMBS	1,812,744	(11,544)	3,880	(112,722)	1,692,358
CMBS	782,506	—	1,478	(31,024)	752,960
Total AFS fixed income securities	$8,476,078	$(31,948)	53,285	(370,081)	8,127,334

The following tables provide a roll forward of the ACL on our AFS fixed income securities for the years indicated:

2025	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirements) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$21	—	—	(5)	—	—	16
Obligations of states and political subdivisions	570	24	—	(228)	(107)	—	259
Corporate securities	14,924	1,683	—	(6,668)	(1,836)	(412)	7,691
CLO and other ABS	4,889	3,081	1,938	2,793	(799)	—	11,902
RMBS	11,544	—	—	229	(489)	—	11,284
CMBS	—	135	—	—	—	—	135
Total AFS fixed income securities	$31,948	4,923	1,938	(3,879)	(3,231)	(412)	31,287

2024	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirements) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$35	—	—	(7)	(7)	—	21
Obligations of states and political subdivisions	669	222	—	(275)	(46)	—	570
Corporate securities	12,999	4,952	—	(1,861)	(1,157)	(9)	14,924
CLO and other ABS	2,854	1,376	—	846	(187)	—	4,889
RMBS	11,649	11	—	370	(486)	—	11,544
CMBS	6	—	—	(6)	—	—	—
Total AFS fixed income securities	$28,212	6,561	—	(933)	(1,883)	(9)	31,948

During 2025 or 2024, we had no write-offs or recoveries of our AFS fixed income securities.

As disclosed in Note 2. "Summary of Significant Accounting Policies," we do not evaluate accrued interest on our AFS securities for expected credit loss as we write-off these balances in a timely manner. Accrued interest on AFS securities was $88.9 million as of December 31, 2025, and $74.3 million as of December 31, 2024. We did not record any material write-offs of accrued interest during 2025 or 2024.

(c) Quantitative information about unrealized losses on our AFS portfolio follows:

December 31, 2025	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$28,710	(57)	110,826	(14,721)	139,536	(14,778)
Foreign government	—	—	9,058	(797)	9,058	(797)
Obligations of states and political subdivisions	53,076	(604)	230,441	(23,279)	283,517	(23,883)
Corporate securities	128,218	(3,070)	830,001	(68,792)	958,219	(71,862)
CLO and other ABS	573,832	(6,993)	462,469	(27,866)	1,036,301	(34,859)
RMBS	283,926	(1,913)	672,455	(59,421)	956,381	(61,334)
CMBS	53,716	(1,009)	304,054	(13,596)	357,770	(14,605)
Total AFS fixed income securities	$1,121,478	(13,646)	2,619,304	(208,472)	3,740,782	(222,118)

December 31, 2024	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$14,708	(70)	105,326	(19,683)	120,034	(19,753)
Foreign government	—	—	9,302	(1,333)	9,302	(1,333)
Obligations of states and political subdivisions	153,996	(3,539)	247,735	(28,820)	401,731	(32,359)
Corporate securities	684,999	(11,699)	1,083,392	(111,502)	1,768,391	(123,201)
CLO and other ABS	349,786	(6,296)	601,057	(43,393)	950,843	(49,689)
RMBS	714,061	(21,206)	677,574	(91,516)	1,391,635	(112,722)
CMBS	184,394	(2,870)	417,472	(28,154)	601,866	(31,024)
Total AFS fixed income securities	$2,101,944	(45,680)	3,141,858	(324,401)	5,243,802	(370,081)

We currently do not intend to sell any of the securities summarized in the tables above, nor do we believe we will be required to sell any of them. The decrease in gross unrealized losses at December 31, 2025, compared to December 31, 2024, was primarily driven by a decrease in benchmark U.S. Treasury rates. Considering these factors and our review of these securities under our credit loss policy as described in Note 2. "Summary of Significant Accounting Policies" of this Form 10-K, we have concluded that no additional allowance for credit loss is required on these balances beyond the allowance for credit loss recorded as of December 31, 2025. This conclusion reflects our current judgment about the financial position and future prospects of the entities that issued the investment security and underlying collateral.

(d) AFS and held-to-maturity ("HTM") fixed income securities at December 31, 2025, by contractual maturity are shown below. The maturities of RMBS, CMBS, CLO and other ABS securities were calculated using each security's expected maturities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$595,534	—	—
Due after one year through five years	3,780,727	23,942	23,939
Due after five years through 10 years	3,904,581	—	—
Due after 10 years	1,176,334	—	—
Total fixed income securities	$9,457,176	23,942	23,939

(e) The following table summarizes our alternative investment portfolio by strategy:

	December 31, 2025			December 31, 2024
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss	Carrying Value	Remaining Commitment	Maximum Exposure to Loss
Alternative investments
Private equity	$335,415	194,275	529,690	346,020	182,355	528,375
Private credit	37,029	133,639	170,668	52,100	99,185	151,285
Real assets	46,081	48,385	94,466	42,776	38,950	81,726
Total alternative investments	$418,525	376,299	794,824	440,896	320,490	761,386

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

The following tables show gross summarized financial information for our alternative investments portfolio, including the portion we do not own. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information is as of, and for the 12-month period ended, September 30:

Balance Sheet Information
December 31,
($ in millions)	2025	2024
Investments	$163,793	165,301
Total assets	172,456	173,694
Total liabilities	25,314	26,713
Total partners’ capital	147,142	146,981

Income Statement Information
($ in millions)	2025	2024	2023
Net investment income (loss)	$591	186	178
Realized gains	7,234	7,099	5,845
Net change in unrealized appreciation (depreciation)	3,997	9,745	5,810
Net income	$11,822	17,030	11,833
Alternative investment income included in "Net investment income earned" on our Consolidated Statements of Income	32.4	37.1	26.8

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than to certain U.S. government agencies, as of December 31, 2025, or December 31, 2024.

(g) We have pledged certain AFS fixed income securities as collateral related to our borrowing relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, we had certain securities on deposit with various state and regulatory agencies at December 31, 2025 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at December 31, 2025:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	Regulatory Deposits	Total
U.S. government and government agencies	$—	—	24.7	24.7
Obligations of states and political subdivisions	—	—	1.5	1.5
RMBS	64.4	19.9	0.5	84.8
CMBS	—	5.5	—	5.5
Total pledged as collateral	$64.4	25.4	26.7	116.5

(h) The components of pre-tax net investment income earned were as follows:

($ in thousands)	2025	2024	2023
Fixed income securities	$459,330	389,198	345,886
CMLs	15,491	12,448	9,336
Equity securities	23,794	18,295	9,395
Short-term investments	22,309	20,274	14,818
Alternative investments	32,388	37,053	26,777
Other investments	750	864	650
Investment expenses	(22,912)	(21,081)	(18,212)
Net investment income earned	$531,150	457,051	388,650

(i) The following table summarizes net realized and unrealized investment gains and losses for the periods indicated:

($ in thousands)	2025	2024	2023
Gross gains on sales	$10,026	12,839	5,896
Gross losses on sales	(11,243)	(6,563)	(30,760)
Net realized gains (losses) on disposals	(1,217)	6,276	(24,864)
Net unrealized gains (losses) on equity securities	12,196	(1,964)	9,510
Net credit loss benefit (expense) on fixed income securities, AFS	(1,044)	(5,628)	12,898
Net credit loss benefit (expense) on fixed income securities, HTM	—	—	—
Net credit loss benefit (expense) on CMLs	(160)	217	(175)
Losses on securities for which we have the intent to sell	(1,445)	(1,248)	(921)
Other realized gains (losses)	—	(602)	—
Net realized and unrealized investment gains (losses)	$8,330	(2,949)	(3,552)

The increase in net realized and unrealized investment gains in 2025 compared to 2024 was primarily due to an increase in valuations in the public equities market.

Net unrealized gains and losses recognized in income on equity securities, as reflected in the table above, included the following:

($ in thousands)	2025	2024	2023
Unrealized gains (losses) recognized in income on equity securities:
On securities remaining in our portfolio at end of period	$10,104	(66)	3,593
On securities sold in period	2,092	(1,898)	5,917
Total unrealized gains (losses) recognized in income on equity securities	$12,196	(1,964)	9,510

Proceeds from the sales of AFS fixed income securities were $920.3 million, $917.3 million, and $1,221.9 million in 2025, 2024, and 2023, respectively. Proceeds from the sales of equity securities were $21.3 million, $19.4 million, and $53.3 million in 2025, 2024, and 2023, respectively.

Note 6. Comprehensive Income
(a) The components of comprehensive income, both gross and net of tax, for 2025, 2024, and 2023 were as follows:

2025
($ in thousands)	Gross	Tax	Net
Net income	$589,597	123,186	466,411
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the year	194,134	40,769	153,365
Unrealized gains (losses) on securities with credit loss recognized in earnings	33,429	7,020	26,409
Amounts reclassified into net income:
Net realized (gains) losses on disposals and intent-to-sell AFS securities	(214)	(45)	(169)
Credit loss (benefit) expense	1,043	219	824
Total unrealized gains (losses) on investment securities	228,392	47,963	180,429
Defined benefit pension and post-retirement plans:
Net actuarial gain (loss)	2,530	531	1,999
Amounts reclassified into net income:
Net actuarial (gain) loss	3,490	733	2,757
Total defined benefit pension and post-retirement plans	6,020	1,264	4,756
Other comprehensive income (loss)	234,412	49,227	185,185
Comprehensive income (loss)	$824,009	172,413	651,596

2024
($ in thousands)	Gross	Tax	Net
Net income	$258,034	51,022	207,012
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the year	22,880	4,805	18,075
Unrealized gains (losses) on securities with credit loss recognized in earnings	9,861	2,071	7,790
Amounts reclassified into net income:
Net realized (gains) losses on disposals and intent-to-sell AFS securities	(1,903)	(399)	(1,504)
Credit loss (benefit) expense	5,628	1,182	4,446
Total unrealized gains (losses) on investment securities	36,466	7,659	28,807
Defined benefit pension and post-retirement plans:
Net actuarial gain (loss)	5,434	1,141	4,293
Amounts reclassified into net income:
Net actuarial (gain) loss	3,868	812	3,056
Total defined benefit pension and post-retirement plans	9,302	1,953	7,349
Other comprehensive income (loss)	45,768	9,612	36,156
Comprehensive income (loss)	$303,802	60,634	243,168

2023
($ in thousands)	Gross	Tax	Net
Net income	$458,412	93,174	365,238
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the year	106,845	22,438	84,407
Unrealized gains (losses) on securities with credit loss recognized in earnings	60,234	12,649	47,585
Amounts reclassified into net income:
Net realized (gains) losses on disposals and intent-to-sell AFS securities	20,458	4,296	16,162
Credit loss (benefit) expense	(12,898)	(2,709)	(10,189)
Total unrealized gains (losses) on investment securities	174,639	36,674	137,965
Defined benefit pension and post-retirement plans:
Net actuarial gain (loss)	(19,385)	(4,070)	(15,315)
Amounts reclassified into net income:
Net actuarial (gain) loss	3,026	635	2,391
Total defined benefit pension and post-retirement plans	(16,359)	(3,435)	(12,924)
Other comprehensive income (loss)	158,280	33,239	125,041
Comprehensive income (loss)	$616,692	126,413	490,279

(b) The balances of, and changes in, each component of AOCI (net of taxes) as of December 31, 2025, and 2024, were as follows:

	Net Unrealized Gains (Losses) on Investment Securities			Defined Benefit Pension and Post-retirement Plans
($ in thousands)	Credit Loss Related[1]	All Other	Investments Subtotal		Total AOCI
Balance, December 31, 2023	$(84,442)	(194,628)	(279,070)	(93,931)	(373,001)
OCI before reclassifications	7,790	18,075	25,865	4,293	30,158
Amounts reclassified from AOCI	4,446	(1,504)	2,942	3,056	5,998
Net current period OCI	12,236	16,571	28,807	7,349	36,156
Balance, December 31, 2024	(72,206)	(178,057)	(250,263)	(86,582)	(336,845)
OCI before reclassifications	26,409	153,365	179,774	1,999	181,773
Amounts reclassified from AOCI	824	(169)	655	2,757	3,412
Net current period OCI	27,233	153,196	180,429	4,756	185,185
Balance, December 31, 2025	$(44,973)	(24,861)	(69,834)	(81,826)	(151,660)
1Represents change in unrealized gains (losses) on securities with credit loss recognized in earnings.

The reclassifications out of AOCI were as follows:

($ in thousands)	Year ended December 31, 2025	Year ended December 31, 2024	Affected Line Item in the Consolidated Statements of Income
Net realized (gains) losses on disposals and intent-to-sell AFS securities
Net realized (gains) losses	$(214)	(1,903)	Net realized and unrealized investment gains (losses)
Tax (benefit) expense	45	399	Total income tax expense
Net of taxes	(169)	(1,504)	Net income
Credit loss related
Credit loss (benefit) expense	1,043	5,628	Net realized and unrealized investment gains (losses)
Tax (benefit) expense	(219)	(1,182)	Total federal income tax expense
Net of taxes	824	4,446	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	803	890	Loss and loss expense incurred
Net actuarial loss	2,687	2,978	Other insurance expenses
Total	3,490	3,868	Income before income tax
Tax (benefit) expense	(733)	(812)	Total income tax expense
Net of taxes	2,757	3,056	Net income
Total reclassifications for the period	$3,412	5,998	Net income

Note 7. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and estimated fair values of our financial liabilities as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$49,936	56,973	49,931	54,657
6.70% Senior Notes	99,617	110,244	99,590	103,057
5.90% Senior Notes	399,917	419,869	—	—
5.375% Senior Notes	294,737	277,541	294,627	273,464
3.03% Borrowings from FHLBI	60,000	59,625	60,000	58,516
Subtotal long-term debt	904,207	924,252	504,148	489,694
Unamortized debt issuance costs	(5,904)		(2,492)
Finance lease obligations	3,570		6,282
Total long-term debt	$901,873		$507,938

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" of this Form 10-K.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at December 31, 2025 and 2024:

December 31, 2025		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$163,207	39,472	123,735	—
Foreign government	10,002	—	10,002	—
Obligations of states and political subdivisions	549,957	—	542,548	7,409
Corporate securities	3,404,164	—	3,035,053	369,111
CLO and other ABS	2,550,286	—	1,985,197	565,089
RMBS	2,075,933	—	2,075,933	—
CMBS	703,627	—	703,292	335
Total AFS fixed income securities	9,457,176	39,472	8,475,760	941,944
Equity securities:
Common stock[1]	382,577	107,125	653	—
Preferred stock	1,839	1,839	—	—
Total equity securities	384,416	108,964	653	—
Short-term investments	648,542	637,751	10,791	—
Total assets measured at fair value	$10,490,134	786,187	8,487,204	941,944

December 31, 2024		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$120,155	35,518	84,637	—
Foreign government	9,302	—	9,302	—
Obligations of states and political subdivisions	451,230	—	443,804	7,426
Corporate securities	3,068,180	—	2,825,501	242,679
CLO and other ABS	2,033,149	—	1,665,155	367,994
RMBS	1,692,358	—	1,692,358	—
CMBS	752,960	—	752,620	340
Total AFS fixed income securities	8,127,334	35,518	7,473,377	618,439
Equity securities:
Common stock[1]	211,767	41,445	—	808
Preferred stock	1,834	1,834	—	—
Total equity securities	213,601	43,279	—	808
Short-term investments	509,318	474,225	35,093	—
Total assets measured at fair value	$8,850,253	553,022	7,508,470	619,247
1Investments amounting to $274.8 million at December 31, 2025 and $169.5 million at December 31, 2024, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. These investments are subject to restrictions on redemption, and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following tables provide a summary of Level 3 changes for the years indicated:

2025
($ in thousands)	Obligations of states and political subdivisions	Corporate Securities	CLO and Other ABS	RMBS	CMBS	Common Stock	Total
Fair value, December 31, 2024	$7,426	242,679	367,994	—	340	808	619,247
Total net gains (losses) for the period included in:
OCI	8	6,567	3	27	—	—	6,605
Net realized and unrealized investment gains (losses)	121	220	(573)	—	—	655	423
Net investment income earned	—	52	44	(6)	3	—	93
Purchases	—	65,458	200,267	5,555	—	—	271,280
Sales	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(146)	(21,699)	(82,941)	(330)	(8)	(1,463)	(106,587)
Transfers into Level 3	—	76,129	123,598	—	—	—	199,727
Transfers out of Level 3	—	(295)	(43,303)	(5,246)	—	—	(48,844)
Fair value, December 31, 2025	$7,409	369,111	565,089	—	335	—	941,944

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	121	219	(573)	—	—	—	(233)
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	8	6,559	718	27	—	—	7,312

2024
($ in thousands)	Obligations of states and political subdivisions	Corporate Securities	CLO and Other ABS	RMBS	CMBS	Common Stock	Total
Fair value, December 31, 2023	$7,834	297,332	245,313	—	356	854	551,689
Total net gains (losses) for the period included in:
OCI	(143)	10,790	3,920	77	(6)	—	14,638
Net realized and unrealized investment gains (losses)	(127)	881	(223)	—	—	(46)	485
Net investment income earned	—	(429)	653	1	(3)	—	222
Purchases	—	28,226	181,920	4,888	—	—	215,034
Sales	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(138)	(29,624)	(51,188)	(255)	(7)	—	(81,212)
Transfers into Level 3	—	30,380	20,088	—	—	—	50,468
Transfers out of Level 3	—	(94,877)	(32,489)	(4,711)	—	—	(132,077)
Fair value, December 31, 2024	$7,426	242,679	367,994	—	340	808	619,247

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	(127)	891	(223)	—	—	146	687
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	(143)	10,193	4,525	77	(6)	—	14,646

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements of Level 3 assets at December 31, 2025, and 2024:

December 31, 2025
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$175,433	DCF	Illiquidity Spread	(4.4)% - 5.3%	1.9%
CLO and other ABS	295,307	DCF	Illiquidity Spread	(1.8)% - 19.6%	2.3%
Total internal valuations	470,740
Other[1]	471,204
Total Level 3 securities	$941,944

December 31, 2024
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$147,294	DCF	Illiquidity Spread	(4.4)% - 5.3%	1.7%
CLO and other ABS	249,506	DCF	Illiquidity Spread	(0.97)% - 19.6%	1.9%
Total internal valuations	396,800
Other[1]	222,447
Total Level 3 securities	$619,247
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

The following tables provide quantitative information regarding our financial assets and liabilities that were not measured at fair value, but were disclosed as such at December 31, 2025, and 2024:

December 31, 2025		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	$23,939	—	23,939	—
Total HTM fixed income securities	23,939	—	23,939	—

CMLs	$274,895	—	—	274,895

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$56,973	—	56,973	—
6.70% Senior Notes	110,244	—	110,244	—
5.90% Senior Notes	419,869	—	419,869	—
5.375% Senior Notes	277,541	—	277,541	—
3.03% Borrowings from FHLBI	59,625	—	59,625	—
Total long-term debt	$924,252	—	924,252	—

December 31, 2024		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	$24,735	—	24,735	—
Total HTM fixed income securities	24,735	—	24,735	—

CMLs	$224,842	—	—	224,842

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$54,657	—	54,657	—
6.70% Senior Notes	103,057	—	103,057	—
5.375% Senior Notes	273,464	—	273,464	—
3.03% Borrowings from FHLBI	58,516	—	58,516	—
Total long-term debt	$489,694	—	489,694	—

Note 8. Allowance for Credit Losses on Premiums Receivable
The following table provides a roll forward of the ACL on our premiums receivable balance for 2025 and 2024:

($ in thousands)	December 31, 2025	December 31, 2024
Balance at beginning of year	$20,400	18,900
Current period change for expected credit losses	9,995	6,934
Write-offs charged against the allowance for credit losses	(10,530)	(7,146)
Recoveries	1,435	1,712
ACL, end of year	$21,300	20,400

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

As a Standard Commercial Lines and E&S Lines writer, we are subject to the Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA"), which was extended by Congress to December 31, 2027. TRIPRA requires private insurers and the U. S. government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. Under TRIPRA, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available. This deductible is based on a percentage of the prior year’s applicable Standard Commercial Lines and E&S Lines premiums. In 2026, our deductible, before tax, is approximately $684 million. For losses above the deductible, the federal government will pay 80% of losses to an industry limit of $100 billion, and the insurer retains 20%.

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

The following tables provide (i) a disaggregation of our reinsurance recoverable balance by financial strength rating, and (ii) an aging analysis of our past due reinsurance recoverable balances as of December 31, 2025 and 2024:

	December 31, 2025
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$153,275	$1,681	$154,956
A+	529,027	5,556	534,583
A	130,457	974	131,431
A-	1,166	114	1,280
Total rated reinsurers	$813,925	$8,325	$822,250

Non-rated reinsurers
Federal and state pools	$82,322	$—	$82,322
Other than federal and state pools	12,862	61	12,923
Total non-rated reinsurers	$95,184	$61	$95,245

Total reinsurance recoverable, gross	$909,109	$8,386	$917,495
Less: ACL			(2,000)
Total reinsurance recoverable, net			$915,495

	December 31, 2024
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$111,481	$225	$111,706
A+	483,317	5,205	488,522
A	131,087	819	131,906
A-	5,421	149	5,570
Total rated reinsurers	$731,306	$6,398	$737,704

Non-rated reinsurers
Federal and state pools	$318,785	$—	$318,785
Other than federal and state pools	6,647	9	6,656
Total non-rated reinsurers	$325,432	$9	$325,441

Total reinsurance recoverable, gross	$1,056,738	$6,407	$1,063,145
Less: ACL			(2,000)
Total reinsurance recoverable, net			$1,061,145

The $236.5 million decrease in "Federal and state pools" as of December 31, 2025, compared to December 31, 2024, was primarily due to a decrease in NFIP reserves, for flood losses related to Hurricane Helene, which mainly affected the Southeastern part of our footprint in September 2024. These losses are 100% ceded to the NFIP and continue to be paid as the associated claims are settled. Partially offsetting the decrease in total reinsurance recoverables was an increase of $84.5 million in "Total rated reinsurers" as of December 31, 2025, compared to December 31, 2024, which was primarily related to an increase in incurred but not reported recoverable balances related to our casualty excess of loss treaty due to increases in expected loss costs.

The following table provides a roll forward of the allowance for credit losses on our reinsurance recoverable balance for the indicated periods:

($ in thousands)	December 31, 2025	December 31, 2024
Balance at beginning of year	$2,000	$1,700
Current period change for expected credit losses	—	300
Write-offs charged against the allowance for credit losses	—	—
Recoveries	—	—
ACL, end of year	$2,000	$2,000

For a discussion of the methodology used to evaluate our estimate of expected credit losses on our reinsurance recoverable balance, refer to Note 2. "Summary of Significant Accounting Policies."

The following table represents our total reinsurance balances segregated by reinsurer to illustrate our concentration of risk throughout our reinsurance portfolio:

	December 31, 2025		As of December 31, 2024
($ in thousands)	Reinsurance Balances	% of Reinsurance Balance	Reinsurance Balances	% of Reinsurance Balance
Total reinsurance recoverables, net of allowance for credit losses	$915,495		$1,061,145
Total prepaid reinsurance premiums	266,332		235,378
Total reinsurance balance	1,181,827		1,296,523

Federal and state pools[1]:
NFIP	267,541	23%	471,696	36%
New Jersey Unsatisfied Claim Judgment Fund	40,896	3	44,089	3
Other	3,456	—	2,418	—
Total federal and state pools	311,893	26	518,203	39
Remaining reinsurance balance	$869,934	74	$778,320	61

Hannover Ruck SE (AM Best rated "A+")	$230,964	20	$198,966	15
Munich Reinsurance America Inc. (AM Best rated "A+")	142,566	12	151,516	12
AXIS Reinsurance Company (AM Best rated "A")	91,896	8	91,862	7
Endurance Assurance Corporation (AM Best rated “A+”)	51,515	4	40,717	3
Ace Property & Casualty Insurance Company (AM Best rated “A++”)	44,891	4	30,166	2
All other reinsurers	310,102	26	267,093	22
Total reinsurers	871,934	74%	780,320	61%
Less: ACL	(2,000)		(2,000)
Reinsurers, net of ACL	869,934		778,320
Less: collateral[2]	(100,935)		(93,842)
Reinsurers, net of collateral	$768,999		$684,478
 1Considered to have minimal risk of default.
2Includes letters of credit, trust funds, and funds held against reinsurance recoverables.

The following table lists direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expense incurred for the indicated periods:

($ in thousands)	2025	2024	2023
Premiums written:
Direct	$5,637,176	5,319,457	4,725,459
Assumed	25,159	27,557	23,999
Ceded	(795,840)	(717,013)	(614,926)
Net	$4,866,495	4,630,001	4,134,532
Premiums earned:
Direct	$5,508,377	5,034,952	4,386,556
Assumed	24,705	26,450	25,027
Ceded	(764,886)	(684,955)	(583,977)
Net	$4,768,196	4,376,447	3,827,606
Loss and loss expense incurred:
Direct	$3,569,271	3,909,463	2,738,301
Assumed	21,647	21,540	19,581
Ceded	(433,192)	(766,519)	(273,597)
Net	$3,157,726	3,164,484	2,484,285

Ceded premiums written, ceded premiums earned, and ceded loss and loss expense incurred related to our participation in the NFIP, to which we cede 100% of our NFIP flood premiums, losses, and loss expenses, were as follows:

Ceded to NFIP ($ in thousands)	2025	2024	2023
Ceded premiums written	$(411,872)	(356,957)	(305,609)
Ceded premiums earned	(381,732)	(328,811)	(279,087)
Ceded loss and loss expense incurred	(117,322)	(429,347)	(75,549)

Note 10. Reserve for Loss and Loss Expense
(a) The table below provides a roll forward of the reserve for loss and loss expense for beginning and ending reserve balances:

($ in thousands)	2025	2024	2023
Gross reserve for loss and loss expense, at beginning of year	$6,589,801	5,336,911	5,144,821
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of year	1,022,245	618,601	757,513
Net reserve for loss and loss expense, at beginning of year	5,567,556	4,718,310	4,387,308
Incurred loss and loss expense for claims occurring in the:
Current year	3,080,255	2,879,213	2,474,331
Prior years	77,471	285,271	9,954
Total incurred loss and loss expense	3,157,726	3,164,484	2,484,285
Paid loss and loss expense for claims occurring in the:
Current year	896,392	1,001,792	922,641
Prior years	1,481,335	1,313,446	1,230,642
Total paid loss and loss expense	2,377,727	2,315,238	2,153,283
Net reserve for loss and loss expense, at end of year	6,347,555	5,567,556	4,718,310
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of year	877,843	1,022,245	618,601
Gross reserve for loss and loss expense at end of year	$7,225,398	6,589,801	5,336,911

Our net loss and loss expense reserves increased by $780.0 million in 2025, $849.2 million in 2024, and $331.0 million in 2023. The loss and loss expense reserves are net of anticipated recoveries for salvage and subrogation claims, which amounted to $124.7 million for 2025, $133.7 million for 2024, and $116.0 million for 2023.

The increase in net loss and loss expense reserves in 2025 was primarily driven by increases in exposure due to premium growth and unfavorable prior year loss reserve development. In 2025, we experienced overall net unfavorable prior year loss reserve development of $77.5 million, compared to net unfavorable development of $285.3 million in 2024 and net unfavorable development of $10.0 million in 2023.

The following table summarizes the prior year reserve development by line of business:

(Favorable)/Unfavorable Prior Year Development
($ in millions)	2025	2024	2023
General Liability	$40.0	316.0	55.0
Commercial Automobile	120.4	19.5	8.0
Workers Compensation	(90.0)	(45.0)	(74.5)
Businessowners' Policies	(2.1)	(1.7)	7.6
Commercial Property	(11.8)	(23.4)	0.7
Bonds	(7.5)	(5.0)	—
Homeowners	5.0	(1.4)	4.6
Personal Automobile	13.0	11.1	15.3
E&S Casualty Lines	10.0	20.0	(5.0)
E&S Property Lines	0.5	(4.9)	(1.6)
Other	—	0.1	(0.1)
Total	$77.5	285.3	10.0

The Insurance Subsidiaries had $77.5 million of unfavorable prior year reserve development during 2025, which included $90.0 million of net unfavorable casualty reserve development and $12.5 million of favorable property reserve development.

The net unfavorable casualty reserve development by line of business was primarily driven by the following:
•Commercial automobile - increased severities in accident years 2022 through 2024, with 2024 being the primary driver;
•Personal automobile - primarily driven by increased severities in accident year 2024;
•General liability - increased severities due to social inflation, primarily in accident years 2022 and 2023; and
•E&S casualty - increased severities due to social inflation, primarily in accident years 2020 through 2023.

These unfavorable prior year casualty reserve developments were partially offset by favorable prior year casualty reserve development in our workers compensation and bonds line of business. We recorded $90.0 million on the workers compensation line, which was primarily driven by improved loss severities in accident years 2022 and prior.

The Insurance Subsidiaries had $285.3 million of unfavorable prior year reserve development during 2024, which included $311.0 million of net unfavorable casualty reserve development and $25.7 million of favorable property reserve development.

The net unfavorable casualty reserve development was driven by the following:

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

The net favorable casualty reserve development was due to improved loss severities on our workers compensation line of business driven by continued favorable medical trends in accident years 2021 and prior.

This was partially offset by unfavorable prior year casualty reserve development on the following:
•General liability - increased loss severities in accident years 2015 through 2020; and
•Commercial automobile - increased loss expenses in accident years 2022 and prior.

(b) We have exposure to abuse or molestation claims within our general liability line of business, primarily through insurance policies that we issue to schools, religious institutions, child-care facilities, and other social services. Claims reporting patterns have been significantly impacted by state laws that extend the statute of limitations or permit windows to be opened for abuse or molestation claims and lawsuits that were previously barred by statutes of limitations. The emergence of these claims is highly unpredictable and may be reported over an extended period of time. In addition to legislative changes that increase our exposure, there are significant uncertainties in estimating our exposure to abuse or molestation claims (for both case and IBNR reserves) resulting from (i) lack of relevant historical data, (ii) the delayed and inconsistent reporting patterns associated with these claims, (iii) the obligation of an insurer to defend a claim, (iv) the extent to which a party can prove the existence of coverage, and (v) uncertainty as to the number and identity of claimants. It is possible, as a result, that we may receive claims decades after the allegations occurred from coverages provided by us or our predecessor companies, that will require complex claims coverage determinations, potential litigation, and the need to collect from reinsurers under older reinsurance agreements.

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

The following table details our loss and loss expense reserves for various asbestos and environmental claims showing gross and net of reinsurance:

	2025
($ in millions)	Gross	Net
Asbestos	$12.7	11.3
Landfill sites	11.7	8.0
Underground storage tanks	10.3	8.3
Total	$34.7	27.6

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

The following table provides a roll forward of asbestos and environmental incurred loss and loss expense and related reserves thereon showing gross and net of reinsurance:

	2025		2024		2023
($ in thousands)	Gross	Net	Gross	Net	Gross	Net
Asbestos
Reserve for loss and loss expense at beginning of year	$13,316	11,969	4,856	3,537	5,891	4,660
Incurred loss and loss expense	(155)	225	32,721	19,634	603	515
Less: loss and loss expense paid	(476)	(856)	(24,261)	(11,202)	(1,638)	(1,638)
Reserve for loss and loss expense at the end of year	$12,685	11,338	13,316	11,969	4,856	3,537

Environmental
Reserve for loss and loss expense at beginning of year	$21,333	15,471	21,553	15,606	21,877	15,669
Incurred loss and loss expense	936	223	332	120	461	233
Less: loss and loss expense paid	(265)	584	(552)	(255)	(785)	(296)
Reserve for loss and loss expense at the end of year	$22,004	16,278	21,333	15,471	21,553	15,606

Total Asbestos and Environmental Claims
Reserve for loss and loss expense at beginning of year	$34,649	27,440	26,409	19,143	27,768	20,329
Incurred loss and loss expense	781	448	33,053	19,754	1,064	748
Less: loss and loss expense paid	(741)	(272)	(24,813)	(11,457)	(2,423)	(1,934)
Reserve for loss and loss expense at the end of year	$34,689	27,616	34,649	27,440	26,409	19,143

(d) The following is information about incurred and paid claims development as of December 31, 2025, net of reinsurance, as well as the associated IBNR liabilities. During the experience period we implemented a series of underwriting and claims-related initiatives, including claims management changes. These initiatives focused on general underwriting and claims improvements and may impact some relationships in the tables below. As a result, several historical patterns have changed and may no longer be appropriate to use as the sole basis for projections.

The tables below also include information regarding reported claims. Claims are counted at the occurrence, line of business, and policy level. For example, if a single occurrence (e.g. an automobile accident) leads to a claim under an automobile and an associated umbrella policy, they are each counted separately. Conversely, multiple claimants under the same occurrence/line/policy would contribute only a single count. A claim is considered reported when a reserve is established or a payment is made. Therefore, claims closed without payment are included in the count as long as there was an associated case reserve at some point in its life cycle. The cumulative number of reported claims for each accident year in the tables below were updated with information available as of December 31, 2025. Therefore, the claim counts presented for the more recent accident years may not be representative of the ultimate claim counts, as they are for the more mature accident years presented.

All Lines (in thousands, except for claim counts)											As of December 31, 2025
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$1,188,608	1,203,634	1,227,142	1,199,734	1,180,829	1,171,273	1,167,539	1,163,467	1,164,173	1,163,474	27,013	96,783
2017		1,270,110	1,313,372	1,313,585	1,288,526	1,268,941	1,273,039	1,287,882	1,295,753	1,292,803	39,277	101,056
2018			1,413,800	1,461,603	1,457,415	1,441,303	1,425,540	1,424,953	1,432,093	1,419,916	51,118	108,304
2019				1,483,945	1,523,041	1,526,566	1,529,859	1,523,313	1,534,266	1,516,622	82,473	105,516
2020					1,591,972	1,587,607	1,550,195	1,531,446	1,555,820	1,545,217	126,804	96,395
2021						1,784,661	1,781,054	1,774,984	1,797,745	1,793,789	207,794	100,999
2022							2,073,343	2,096,742	2,200,062	2,228,106	400,661	108,318
2023								2,337,320	2,421,556	2,489,038	621,247	112,515
2024									2,734,774	2,781,830	1,027,475	109,541
2025										2,916,848	1,766,770	85,533
									Total	19,147,643

All Lines (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$387,272	617,958	764,331	892,390	983,852	1,025,264	1,061,952	1,088,453	1,106,036	1,122,198
2017		433,440	678,453	829,134	954,792	1,050,258	1,116,336	1,180,346	1,219,053	1,235,121
2018			511,271	779,466	942,893	1,083,556	1,187,744	1,252,623	1,301,950	1,337,296
2019				510,091	781,462	949,996	1,109,628	1,247,100	1,339,564	1,389,984
2020					572,302	831,976	988,463	1,152,227	1,287,402	1,352,908
2021						609,889	934,965	1,134,930	1,322,871	1,469,161
2022							699,789	1,155,527	1,388,177	1,624,206
2023								843,967	1,292,282	1,584,116
2024									922,232	1,430,531
2025										810,370
									Total	13,355,891
					All outstanding liabilities before 2016, net of reinsurance					351,672
				Liabilities for loss and loss expenses, net of reinsurance						6,143,424

General Liability (in thousands, except for claim counts)											As of December 31, 2025
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$277,214	272,048	277,986	263,245	252,733	246,643	243,669	244,782	247,611	248,910	12,624	10,965
2017		293,747	293,128	301,384	289,883	278,607	283,379	293,448	299,118	299,849	22,655	11,586
2018			317,934	336,326	345,224	332,013	324,567	329,102	330,054	327,986	30,873	12,064
2019				347,150	356,363	358,301	366,184	362,139	365,212	356,223	51,148	11,972
2020					361,554	360,302	352,834	361,163	389,512	379,079	85,898	10,410
2021						422,748	414,279	414,204	463,259	457,107	133,447	11,574
2022							482,590	482,279	597,562	625,356	259,770	12,648
2023								541,559	608,632	622,150	346,654	12,351
2024									718,013	718,622	509,590	11,581
2025										858,272	769,164	9,055
									Total	4,893,554

General Liability (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$15,684	46,549	89,431	133,757	164,136	181,770	199,032	211,725	222,067	231,430
2017		17,366	49,470	92,355	131,980	167,002	201,948	241,879	260,015	268,985
2018			19,531	60,784	108,421	155,538	197,286	236,812	261,198	282,252
2019				18,097	58,284	100,206	160,680	213,020	259,726	287,691
2020					21,858	58,699	100,356	159,209	230,949	262,710
2021						28,069	71,664	131,157	206,834	272,028
2022							31,502	93,422	169,702	268,536
2023								30,743	99,616	178,879
2024									41,251	114,991
2025										36,742
									Total	2,204,244
					All outstanding liabilities before 2016, net of reinsurance					141,109
				Liabilities for loss and loss expenses, net of reinsurance						2,830,419

Workers Compensation (in thousands, except for claim counts)											As of December 31, 2025
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$196,774	184,946	176,248	166,009	156,540	155,210	151,961	147,732	147,479	143,750	12,505	10,587
2017		195,202	184,306	175,853	162,672	154,159	151,221	148,949	149,400	145,796	12,570	10,814
2018			193,894	193,818	181,151	173,428	167,974	163,884	163,478	158,988	14,504	11,139
2019				188,625	188,596	174,912	164,940	159,225	161,241	156,612	16,609	10,336
2020					168,643	168,594	159,229	143,384	140,033	136,531	16,314	7,559
2021						185,198	185,151	173,784	153,093	146,339	17,804	8,596
2022							207,206	207,156	197,817	186,493	26,628	9,003
2023								204,240	204,083	204,096	39,774	8,820
2024									209,470	209,227	60,964	8,959
2025										221,143	124,789	7,589
									Total	1,708,975

Workers Compensation (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$34,525	78,531	98,037	109,166	115,159	119,800	122,186	123,232	124,923	125,767
2017		40,375	82,216	100,645	110,645	116,426	120,468	123,573	126,684	128,388
2018			41,122	84,780	105,903	119,904	126,206	129,869	133,879	135,921
2019				37,826	77,878	100,812	112,649	119,875	126,436	129,816
2020					29,559	68,277	87,211	102,142	106,644	111,074
2021						32,918	76,015	96,674	109,473	114,522
2022							45,814	99,894	124,320	141,401
2023								49,253	102,367	136,868
2024									49,048	109,033
2025										48,640
									Total	1,181,430
					All outstanding liabilities before 2016, net of reinsurance					171,816
				Liabilities for loss and loss expenses, net of reinsurance						699,361

Commercial Automobile (in thousands, except for claim counts)											As of December 31, 2025
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$255,187	274,367	285,302	285,304	290,359	291,674	294,297	294,878	294,371	295,493	516	32,671
2017		301,274	329,389	324,291	322,197	326,461	325,654	326,832	326,740	327,605	1,298	34,195
2018			347,908	352,487	345,547	350,310	348,202	346,213	347,964	348,834	2,305	36,847
2019				385,212	398,346	404,854	407,051	410,432	415,684	416,866	5,038	37,201
2020					381,654	381,163	375,636	374,293	371,272	376,165	8,162	30,852
2021						483,831	512,673	510,825	507,344	515,179	22,512	37,613
2022							572,421	581,223	577,111	591,568	55,555	40,500
2023								633,529	660,063	696,769	134,424	39,575
2024									688,046	744,580	257,455	39,343
2025										778,378	435,027	34,854
									Total	5,091,437

Commercial Automobile (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$106,022	155,720	200,701	233,939	264,858	277,242	284,870	288,512	291,380	294,065
2017		117,287	178,823	220,422	262,349	296,600	309,810	318,047	323,126	324,991
2018			134,867	193,788	243,713	291,725	319,819	330,584	338,550	344,252
2019				149,538	221,590	283,410	331,152	376,550	400,262	408,121
2020					139,016	198,034	254,365	306,355	337,369	354,437
2021						187,200	283,411	352,383	416,245	465,674
2022							216,180	336,516	411,245	485,402
2023								237,931	365,948	471,120
2024									237,984	377,181
2025										246,100
									Total	3,771,343
					All outstanding liabilities before 2016, net of reinsurance					6,132
				Liabilities for loss and loss expenses, net of reinsurance						1,326,226

Businessowners' Policies (in thousands, except for claim counts)											As of December 31, 2025
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$52,335	53,792	54,993	53,835	53,367	53,147	53,201	52,930	52,835	52,787	51	3,861
2017		46,624	48,698	51,524	48,067	43,606	42,374	42,408	42,811	43,093	182	3,899
2018			55,024	57,202	62,427	60,393	56,625	55,586	54,668	54,373	158	4,269
2019				53,531	59,466	64,667	65,762	64,721	63,713	62,570	644	3,655
2020					71,836	73,680	73,077	73,320	73,148	71,900	845	5,456
2021						66,312	63,648	72,231	71,228	70,876	2,366	3,544
2022							86,194	89,025	88,059	86,534	5,076	3,876
2023								80,943	83,676	82,755	10,486	3,639
2024									98,720	102,115	19,484	3,901
2025										93,594	37,754	2,881
									Total	720,597

Businessowners' Policies (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$24,655	36,848	39,973	45,308	48,786	50,536	52,070	52,427	52,499	52,512
2017		21,865	31,337	36,950	40,359	39,940	40,845	41,217	42,491	42,966
2018			29,995	39,791	44,316	48,144	51,239	52,496	54,213	54,220
2019				27,718	41,587	46,113	52,887	60,076	60,792	60,686
2020					43,376	57,210	60,596	66,478	69,462	70,600
2021						34,412	47,436	54,651	60,137	65,807
2022							36,421	66,581	70,544	76,291
2023								45,021	60,754	66,297
2024									48,586	71,609
2025										42,235
									Total	603,223
					All outstanding liabilities before 2016, net of reinsurance					7,810
				Liabilities for loss and loss expenses, net of reinsurance						125,184

Commercial Property (in thousands, except for claim counts)											As of December 31, 2025
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$121,927	126,185	125,937	124,487	123,567	123,005	123,126	123,067	123,137	123,127	6	6,744
2017		138,773	149,106	149,044	153,664	154,119	154,942	155,408	156,590	157,027	7	6,907
2018			183,177	190,834	192,558	194,016	196,413	196,527	196,388	196,376	11	8,295
2019				173,826	177,075	179,574	180,605	180,832	180,563	180,580	19	7,318
2020					232,060	225,278	226,107	226,915	226,058	226,197	27	10,158
2021						246,319	239,822	237,831	235,273	235,304	427	7,991
2022							297,318	296,974	290,405	290,241	(838)	8,872
2023								341,585	327,174	338,326	1,705	7,868
2024									388,200	364,649	2,809	7,618
2025										335,927	53,814	5,707
									Total	2,447,754

Commercial Property (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$83,966	118,789	122,930	123,828	123,601	122,909	123,265	123,203	123,279	123,273
2017		99,047	142,338	148,589	152,018	153,750	154,689	155,236	155,246	156,792
2018			135,416	184,813	192,698	193,487	196,376	196,605	196,485	196,483
2019				130,891	172,768	177,825	179,538	180,179	180,266	180,418
2020					164,613	215,107	220,953	223,902	225,589	226,278
2021						161,757	227,259	235,217	236,576	235,775
2022							186,677	285,250	290,168	291,660
2023								226,872	311,906	327,556
2024									252,770	351,428
2025										221,081
									Total	2,310,744
					All outstanding liabilities before 2016, net of reinsurance					415
				Liabilities for loss and loss expenses, net of reinsurance						137,425

Personal Automobile (in thousands, except for claim counts)											As of December 31, 2025
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$92,727	98,032	100,202	101,140	99,544	99,858	100,395	100,458	100,287	100,337	5	19,827
2017		101,880	105,139	103,653	103,260	103,557	105,079	105,243	104,998	104,907	26	20,751
2018			111,594	113,569	112,030	112,418	113,647	113,037	113,767	114,458	65	22,686
2019				114,043	115,688	115,993	118,669	119,632	119,409	119,411	293	22,874
2020					95,625	94,532	90,179	89,027	89,249	88,302	476	17,553
2021						108,244	102,777	105,088	106,344	105,291	900	19,745
2022							121,030	133,623	138,559	136,545	2,175	21,322
2023								172,104	174,229	173,900	5,669	27,048
2024									184,131	192,486	32,597	25,501
2025										164,785	63,523	17,160
									Total	1,300,422

Personal Automobile (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$57,961	76,823	86,752	94,372	98,080	98,977	99,656	100,315	100,359	100,349
2017		62,854	82,730	91,479	97,628	100,521	103,556	104,114	104,831	104,832
2018			69,721	89,628	99,982	107,026	109,644	110,894	111,411	113,809
2019				69,699	92,162	102,930	109,844	115,919	118,221	118,750
2020					53,407	68,691	76,710	83,137	86,558	87,262
2021						65,325	84,743	94,480	99,768	102,545
2022							75,994	107,778	120,482	130,320
2023								102,642	137,142	156,539
2024									103,789	143,828
2025										78,175
									Total	1,136,409
					All outstanding liabilities before 2016, net of reinsurance					8,148
				Liabilities for loss and loss expenses, net of reinsurance						172,161

Homeowners (in thousands, except for claim counts)											As of December 31, 2025
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$60,105	60,931	62,391	61,723	61,735	60,855	60,841	60,453	60,441	60,432	28	6,896
2017		59,167	67,978	70,365	70,064	68,938	68,902	68,919	68,498	68,492	28	7,391
2018			62,961	68,526	69,832	68,931	68,416	68,581	68,106	67,949	21	7,610
2019				64,306	72,772	73,816	73,070	72,856	72,003	71,954	151	7,013
2020					109,033	112,523	113,804	112,590	112,080	111,796	86	9,837
2021						82,425	83,295	84,189	81,852	82,638	108	6,933
2022							93,826	100,389	98,594	98,175	812	6,904
2023								137,029	143,481	143,117	2,310	8,031
2024									157,935	163,842	4,203	7,608
2025										114,932	25,305	4,421
									Total	983,327

Homeowners (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$42,252	57,333	59,546	60,082	61,187	60,449	60,474	60,480	60,480	60,476
2017		45,466	63,290	67,193	67,767	68,078	68,282	68,454	68,466	68,466
2018			49,430	64,137	65,348	66,634	67,739	67,726	67,943	67,907
2019				49,680	67,631	69,911	70,880	71,603	71,796	71,799
2020					83,838	105,690	109,145	110,578	111,466	111,721
2021						59,054	77,018	79,399	80,129	80,860
2022							68,832	91,788	96,777	97,569
2023								101,952	137,605	141,021
2024									119,876	153,594
2025										77,340
									Total	930,753
					All outstanding liabilities before 2016, net of reinsurance					4,828
				Liabilities for loss and loss expenses, net of reinsurance						57,402

E&S Casualty Lines (in thousands, except for claim counts)											As of December 31, 2025
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year			Unaudited								IBNR	Cumulative Number of Reported Claims
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$94,451	96,416	104,655	105,120	104,730	102,476	101,873	101,105	100,039	100,860	1,399	3,057
2017		91,438	95,783	99,866	99,395	99,960	102,045	106,663	108,219	106,983	2,748	2,899
2018			98,324	103,004	103,184	104,983	105,756	106,490	111,997	106,831	3,549	2,889
2019				117,087	118,298	117,736	117,113	114,802	118,356	114,776	9,147	2,825
2020					103,872	103,137	95,832	91,077	96,911	98,460	15,111	2,035
2021						128,099	125,436	120,191	123,031	127,070	29,824	2,260
2022							146,999	145,918	150,362	153,903	52,855	2,367
2023								157,260	158,509	163,700	81,365	2,193
2024									188,628	190,526	134,697	1,865
2025										248,202	226,940	1,293
									Total	1,411,311

E&S Casualty Lines (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year			Unaudited
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$3,720	16,195	33,950	56,581	69,448	75,004	81,932	90,665	93,152	96,425
2017		5,057	14,672	34,179	53,238	68,266	77,090	88,294	99,141	100,644
2018			5,509	21,337	39,174	57,962	73,605	82,549	93,360	97,969
2019				4,422	17,812	35,844	57,701	73,779	85,945	95,794
2020					3,695	13,064	27,861	46,349	62,729	72,029
2021						4,326	15,835	37,213	59,210	78,824
2022							4,198	21,618	48,832	73,625
2023								4,887	19,632	42,522
2024									4,904	22,056
2025										4,558
									Total	684,446
					All outstanding liabilities before 2016, net of reinsurance					9,675
					Liabilities for loss and loss expenses, net of reinsurance					736,540

(e) The reconciliation of the net incurred and paid claims development tables to the liability for loss and loss expenses in the Consolidated Balance Sheet is as follows:

(in thousands)	December 31, 2025
Net outstanding liabilities:
Standard Commercial Lines
General liability	$2,830,419
Workers compensation	699,361
Commercial automobile	1,326,226
Businessowners' policies	125,184
Commercial property	137,425
Other Standard Commercial Lines	13,201
Total Standard Commercial Lines net outstanding liabilities	5,131,816

Standard Personal Lines
Personal automobile	172,161
Homeowners	57,402
Other Standard Personal Lines	15,007
Total Standard Personal Lines net outstanding liabilities	244,570

E&S Lines
Casualty lines	736,540
Property lines	30,498
Total E&S Lines net outstanding liabilities	767,038

Total liabilities for unpaid loss and loss expenses, net of reinsurance	6,143,424

Reinsurance recoverable on unpaid claims:
Standard Commercial Lines
General liability	469,609
Workers compensation	266,962
Commercial automobile	17,691
Businessowners' policies	1,736
Commercial property	24,448
Other Standard Commercial Lines	2,255
Total Standard Commercial Lines reinsurance recoverable on unpaid loss	782,701

Standard Personal Lines
Personal automobile	32,766
Homeowners	490
Other Standard Personal Lines	38,719
Total Standard Personal Lines reinsurance recoverable on unpaid loss	71,975

E&S Lines
Casualty lines	23,015
Property lines	152
Total E&S Lines reinsurance recoverable on unpaid loss	23,167

Total reinsurance recoverable on unpaid loss	877,843

Unallocated loss expenses	204,131

Total gross liability for unpaid loss and loss expenses	$7,225,398

(f) The table below reflects the historical average annual percentage payout of incurred claims by age, net of reinsurance. For example, the general liability line of business averages payout of 5.3% of its ultimate losses in the first year, 10.9% in the second year, and so forth. The following is supplementary information about average historical claims duration as of December 31, 2025:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
General liability	5.3%	10.9	13.1	15.9	15.2	10.6	9.3	5.7	3.5	3.5
Workers compensation	24.0	28.4	14.1	8.5	3.8	3.2	2.3	1.8	1.2	0.6
Commercial automobile	34.8	18.9	14.5	12.7	9.4	4.3	2.4	1.2	0.6	0.6
Businessowners’ policies	49.5	22.6	7.8	8.3	5.8	2.3	1.3	0.8	0.6	0.3
Commercial property	68.1	27.0	3.1	1.1	0.3	0.1	0.1	—	—	—
Personal automobile	57.6	20.4	9.8	6.1	3.1	1.4	0.4	0.9	0.2	—
Homeowners	70.6	23.5	3.5	1.0	1.0	0.2	0.1	—	—	—
E&S Lines - casualty	3.2	10.7	16.9	19.2	15.2	9.1	9.3	7.8	1.8	2.4

Note 11. Indebtedness
The table below provides a summary of our outstanding debt at December 31, 2025 and 2024:

Outstanding Debt					2025		Carry Value
	Issuance Date	Maturity Date	Interest Rate	Original Amount	Unamortized Issuance Costs	Debt Discount	December 31, 2025	December 31, 2024
($ in thousands)
Description
Long term
(1) Senior Notes	2/20/2025	4/15/2035	5.90%	400,000	$3,612	83	396,306	—
(2) Senior Notes	3/1/2019	3/1/2049	5.375%	300,000	2,032	5,263	292,705	292,434
(3) Senior Notes	11/3/2005	11/1/2035	6.70%	100,000	174	383	99,442	99,391
(4) Senior Notes	11/16/2004	11/15/2034	7.25%	50,000	86	64	49,850	49,831
(5) FHLBI	12/16/2016	12/16/2026	3.03%	60,000	—	—	60,000	60,000

Finance lease obligations							3,570	6,282
Total long-term debt					$5,904	5,793	901,873	507,938

Short-Term Debt Activity
On June 30, 2025, the Parent entered into a Credit Agreement with the lenders named therein (the “Lenders”) and Wells Fargo Bank, National Association, as Administrative Agent (the “Line of Credit”). Under the Line of Credit, the Lenders have agreed to provide the Parent with a $100 million revolving credit facility that can be increased to $200 million with the Lenders' consent. The Line of Credit will mature on June 30, 2028, and has a variable interest rate based on the Parent’s debt ratings. The Parent, as borrower, was a party to a Credit Agreement, dated November 7, 2022, for a $50 million revolving credit facility, which could be increased to $125 million with the consent of the lenders (the "Prior Credit Agreement"). The Prior Credit Agreement was scheduled to mature on November 7, 2025. The Parent terminated the Prior Credit Agreement in connection with entering into the Line of Credit. The termination of the Prior Credit Agreement did not result in any penalties to the Parent. There were no borrowings under the Line of Credit or the Prior Credit Agreement during 2025.

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

The table below outlines information regarding certain covenants in the Line of Credit:

	Required as of		Actual as of
	December 31, 2025		December 31, 2025
Consolidated net worth[1]	Not less than	$2.5 billion	$3.8 billion
Debt to total capitalization ratio[1]	Not to exceed	35%	19.3%
1Calculated in accordance with the Line of Credit.

In addition to the above requirements, the Line of Credit contains a cross-default provision that provides that the Line of Credit will be in default if we fail to comply with any condition, covenant, or agreement (including payment of principal and interest when due on any debt with an aggregate principal amount of at least $30 million), that causes or permits the acceleration of principal. Additionally, the Line of Credit limits borrowings from the FHLBI and the FHLBNY to 10% of the respective member company's admitted assets for the previous year.

Long-term Debt Activity
(1) In February 2025, we issued $400 million of 5.90% Senior Notes due 2035 at a discount of $0.1 million, resulting in $395.9 million of net proceeds after debt issuance costs of approximately $4.1 million. The 5.90% Senior Notes pay interest on April 15 and October 15 of each year, beginning on October 15, 2025. The proceeds from this debt issuance are being used for general corporate purposes, including supporting organic growth. There are no financial debt covenants to which we are required to comply in regards to the 5.90% Senior Notes.

(2) In the first quarter of 2019, we issued $300 million of 5.375% Senior Notes due 2049 at a discount of $5.9 million which, when coupled with debt issuance costs of approximately $3.3 million, resulted in net proceeds from the offering of $290.8 million. The 5.375% Senior Notes pay interest on March 1 and September 1 of each year. There are no financial debt covenants to which we are required to comply in regards to the 5.375% Senior Notes.

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

(5) In the fourth quarter of 2016, we borrowed $60 million from the FHLBI with a 3.03% interest rate, due 2026. Selective Insurance Company of South Carolina ("SICSC") and Selective Insurance Company of the Southeast ("SICSE"), which are collectively referred to as the "Indiana Subsidiaries" as they are domiciled in Indiana, joined and invested in FHLBI in 2009, which provides them with access to additional liquidity. The Indiana Subsidiaries’ aggregate investment in the FHLBI was $5.2 million at both December 31, 2025 and December 31, 2024. Our investment provides us the ability to borrow approximately 20 times the total amount of the FHLBI common stock. All borrowings from the FHLBI require securities pledged as collateral. There are no financial debt covenants to which we are required to comply in regards to these borrowings. For information on investments that are pledged as collateral for these borrowings, see Note 5. "Investments" above.

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

Our combined insurance operations have some geographic concentrations, particularly in certain states in the Northeastern region of the country. In 2025, approximately 34% of NPW were related to insurance policies written in New Jersey (16%), Pennsylvania (10%), and New York (8%).

We had a goodwill balance of $7.8 million at both December 31, 2025, and 2024, on our Consolidated Balance Sheets that relates to our Standard Commercial Lines reporting unit.

(a) The following table presents revenues by segment and a reconciliation to consolidated revenue.

Revenue by Segment	Years ended December 31,
($ in thousands)	2025	2024	2023
Standard Commercial Lines:
Net premiums earned ("NPE"):
General liability	$1,231,380	1,125,491	1,020,362
Commercial automobile	1,162,500	1,058,228	916,140
Commercial property	767,734	685,568	586,267
Workers compensation	310,021	327,725	333,669
Businessowners’ policies	196,200	169,321	140,547
Bonds	52,485	49,748	46,215
Other	33,588	31,475	28,584
Total Standard Commercial Lines NPE	3,753,908	3,447,556	3,071,784
Standard Personal Lines:
Net premiums earned:
Personal automobile	202,678	226,138	200,027
Homeowners	194,290	185,651	154,828
Other	11,222	13,128	10,358
Total Standard Personal Lines NPE	408,190	424,917	365,213
E&S Lines:
Net premiums earned:
Casualty lines	360,990	307,895	261,144
Property lines	245,108	196,079	129,465
Total E&S Lines NPE	606,098	503,974	390,609
Total Insurance Operations NPE	4,768,196	4,376,447	3,827,606
Investments:
Net investment income	531,150	457,051	388,650
Net realized and unrealized investment gains (losses)	8,330	(2,949)	(3,552)
Total Investments revenues	539,480	454,102	385,098
Total segment revenues	$5,307,676	$4,830,549	$4,212,704
Other income	29,252	31,115	19,402
Total revenues	$5,336,928	$4,861,664	$4,232,106

(b) The following tables present information about our segments' pre- and after-tax income, significant expenses, and reconciliations to consolidated results for the periods indicated.

2025	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
($ in thousands)
Total segment revenues	$3,753,908	408,190	606,098	4,768,196	539,480	5,307,676

Loss and loss expense incurred:
Net catastrophe losses	98,522	41,139	29,535	169,196	—	169,196
Non-catastrophe property loss and loss expense	489,811	138,003	53,377	681,191	—	681,191
(Favorable)/unfavorable prior year casualty reserve development	65,000	15,000	10,000	90,000	—	90,000
Current year casualty loss costs	1,839,988	121,510	255,841	2,217,339	—	2,217,339
Total loss and loss expense incurred	2,493,321	315,652	348,753	3,157,726	—	3,157,726
Net underwriting expenses incurred:
Commissions to distribution partners	692,680	24,166	136,932	853,778	—	853,778
Salaries and employee benefits	317,289	36,236	29,581	383,106	—	383,106
Other segment expenses	182,390	34,765	16,901	234,056	—	234,056
Total net underwriting expenses incurred	1,192,359	95,167	183,414	1,470,940	—	1,470,940
Dividends to policyholders	3,642	—	—	3,642	—	3,642

Segment income (loss), before income tax	64,586	(2,629)	73,931	135,888	539,480	675,368
Total income tax (expense) benefit				(28,537)	(111,736)	(140,273)
Segment income (loss), after income tax				107,351	427,744	535,095

Reconciliation of segment income (loss) to consolidated income before and after income tax
Total segment income (loss), before income tax						675,368
Interest expense						(49,322)
Corporate expenses						(36,449)
Income before income tax						589,597
Income tax (expense) benefit on segment income (loss)						(140,273)
Income tax (expense) benefit on interest and corporate expenses						17,087
Total income tax (expense) benefit						(123,186)
Net income						466,411
Preferred stock dividends						(9,200)
Net income available to common stockholders						457,211

2024	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
($ in thousands)
Total segment revenues	$3,447,556	424,917	503,974	4,376,447	454,102	4,830,549

Loss and loss expense incurred:
Net catastrophe losses	181,546	79,965	22,992	284,503	—	284,503
Non-catastrophe property loss and loss expense	459,537	164,045	58,025	681,607	—	681,607
(Favorable)/unfavorable prior year casualty reserve development	286,000	5,000	20,000	311,000	—	311,000
Current year casualty loss costs	1,574,532	115,591	197,251	1,887,374	—	1,887,374
Total loss and loss expense incurred	2,501,615	364,601	298,268	3,164,484	—	3,164,484
Net underwriting expenses incurred:
Commissions to distribution partners	639,180	30,270	111,349	780,799	—	780,799
Salaries and employee benefits	290,880	37,024	25,547	353,451	—	353,451
Other segment expenses	154,360	32,507	16,930	203,797	—	203,797
Total net underwriting expenses incurred	1,084,420	99,801	153,826	1,338,047	—	1,338,047
Dividends to policyholders	6,504	—	—	6,504	—	6,504

Segment income (loss), before income tax	(144,983)	(39,485)	51,880	(132,588)	454,102	321,514
Income tax (expense) benefit				27,843	(93,815)	(65,972)
Segment income (loss), after income tax				(104,745)	360,287	255,542

Reconciliation of segment income (loss) to consolidated income before and after income tax
Total segment income (loss), before income tax						321,514
Interest expense						(28,878)
Corporate expenses						(34,602)
Income before income tax						258,034
Income tax (expense) benefit on segment income (loss)						(65,972)
Income tax (expense) benefit on interest and corporate expenses						14,950
Total income tax (expense) benefit						(51,022)
Net income						207,012
Preferred stock dividends						(9,200)
Net income available to common stockholders						197,812

2023	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
($ in thousands)
Total segment revenues	$3,071,784	365,213	390,609	3,827,606	385,098	4,212,704

Loss and loss expense incurred:
Net catastrophe losses	150,518	69,315	24,677	244,510	—	244,510
Non-catastrophe property loss and loss expense	461,593	156,890	31,901	650,384	—	650,384
(Favorable)/unfavorable prior year casualty reserve development	(15,500)	14,000	(5,000)	(6,500)	—	(6,500)
Current year casualty loss costs	1,322,593	112,980	160,318	1,595,891	—	1,595,891
Total loss and loss expense incurred	1,919,204	353,185	211,896	2,484,285	—	2,484,285
Net underwriting expenses incurred:
Commissions to distribution partners	571,078	22,052	87,055	680,185	—	680,185
Salaries and employee benefits	267,375	38,830	21,800	328,005	—	328,005
Other segment expenses	150,066	30,409	15,102	195,577	—	195,577
Total net underwriting expenses incurred	988,519	91,291	123,957	1,203,767	—	1,203,767
Dividends to policyholders	6,755	—	—	6,755	—	6,755

Segment income (loss), before income tax	157,306	(79,263)	54,756	132,799	385,098	517,897
Income tax (expense) benefit				(27,888)	(78,369)	(106,257)
Segment income (loss), after income tax				104,911	306,729	411,640

Reconciliation of segment income (loss) to consolidated income before and after income tax
Total segment income (loss), before income tax						517,897
Interest expense						(28,799)
Corporate expenses						(30,686)
Income before income tax						458,412
Income tax (expense) benefit on segment income (loss)						(106,257)
Income tax (expense) benefit on interest and corporate expenses						13,083
Total income tax (expense) benefit						(93,174)
Net income						365,238
Preferred stock dividends						(9,200)
Net income available to common stockholders						356,038

The "Other segment expenses" primarily consist of (i) fees paid for licenses, (ii) depreciation expense, and (iii) general overhead items to operate our business operations, including travel expenses, postage and telephone expenses, and utility expenses. "Loss and loss expense incurred" includes a portion of salaries and employee benefits related to claims personnel.

(c) The following tables present reconciliations of our segments' ROE contributions and combined ratios to consolidated results.

ROE	Years ended December 31,
	2025	2024	2023
Standard Commercial Lines segment	1.7%	(4.0)	5.0
Standard Personal Lines segment	(0.1)	(1.1)	(2.5)
E&S Lines segment	1.8	1.4	1.7
Total insurance operations	3.4	(3.7)	4.2

Net investment income earned	13.3	12.8	12.4
Net realized and unrealized investment gains (losses)	0.2	(0.1)	(0.1)
Total investments segment	13.5	12.7	12.3

Other	(2.5)	(2.0)	(2.2)

ROE	14.4%	7.0	14.3

Combined Ratio	Years ended December 31,
	2025		2024		2023
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Standard Commercial Lines:
Net premiums earned	$3,753,908		3,447,556		3,071,784
Loss and loss expense incurred	2,493,321	66.4%	2,501,615	72.5	1,919,204	62.5
Net underwriting expenses incurred	1,192,359	31.8	1,084,420	31.5	988,519	32.2
Dividends to policyholders	3,642	0.1	6,504	0.2	6,755	0.2
Underwriting income (loss)	64,586	98.3	(144,983)	104.2	157,306	94.9

Standard Personal Lines:
Net premiums earned	408,190		424,917		365,213
Loss and loss expense incurred	315,652	77.3	364,601	85.8	353,185	96.7
Net underwriting expenses incurred	95,167	23.3	99,801	23.5	91,291	25.0
Underwriting income (loss)	(2,629)	100.6	(39,485)	109.3	(79,263)	121.7

E&S Lines:
Net premiums earned	606,098		503,974		390,609
Loss and loss expense incurred	348,753	57.5	298,268	59.2	211,896	54.3
Net underwriting expenses incurred	183,414	30.3	153,826	30.5	123,957	31.7
Underwriting income (loss)	73,931	87.8	51,880	89.7	54,756	86.0

Total Insurance Operations:
Net premiums earned	4,768,196		4,376,447		3,827,606
Loss and loss expense incurred	3,157,726	66.3	3,164,484	72.3	2,484,285	64.9
Net underwriting expenses incurred	1,470,940	30.8	1,338,047	30.6	1,203,767	31.4
Dividends to policyholders	3,642	0.1	6,504	0.1	6,755	0.2
Underwriting income (loss)	135,888	97.2	(132,588)	103.0	132,799	96.5
1"Net underwriting expenses incurred" includes "Other income" allocated to each reportable segment.

Note 13. Earnings per Share
The following table presents the calculations of earnings per common share ("EPS") on a basic and diluted basis:

($ in thousands, except per share amounts)	2025	2024	2023
Net income available to common stockholders:	$457,211	197,812	356,038

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	60,621	60,869	60,631
Effect of dilutive securities - stock compensation plans	437	405	338
Weighted average common shares outstanding - diluted	61,058	61,274	60,969

EPS:
Basic	$7.54	3.25	5.87
Diluted	7.49	3.23	5.84

Note 14. Income Taxes
(a) Income tax expense (or benefit) from continuing operations disaggregated between federal and state is as follows:

($ in thousands)	2025
Federal Income Taxes - Current	$134,875
Federal Income Taxes - Deferred	(13,390)
State Income Taxes, net of Federal Income Tax Effect	1,701
123,186

(b) A reconciliation of federal income tax on income at the corporate rate (21.0%) to the effective tax rate is as follows:

($ in thousands)	2025
	Amount	%
U.S. Federal Statutory Tax Rate	$123,815	21.0%
State Income Taxes, net of Federal Income Tax Effect[1]	1,701	0.3
Federal Tax Credits - Low Income Housing Tax Credits	(627)	(0.1)
Nontaxable & Nondeductible items	(900)	(0.2)
Other	(803)	(0.1)
Total income tax expense / effective tax rate	123,186	20.9
Income before federal income tax, less preferred stock dividends	580,397	21.2
[1]State taxes in Illinois comprise more than 50% of the tax effect in this category.

($ in thousands)	2024	2023
Tax at statutory rate	54,187	96,267
Tax-advantaged interest	(1,332)	(2,229)
Dividends received deduction	(214)	(273)
Executive compensation	2,452	1,989
Stock-based compensation	(1,482)	(1,804)
Other	(2,589)	(776)
Federal income tax expense	51,022	93,174
Income before federal income tax, less preferred stock dividends	248,834	449,212
Effective tax rate	20.5%	20.7%

(c) Income taxes paid, net of refunds, were as follows:

($ in thousands)	2025
Federal Income Taxes, net of refunds	$130,269
State Income Taxes, net of refunds	2,243
Total Income Taxes Paid, net of refunds	132,512

($ in thousands)	2024	2023
Federal Income Taxes, net of refunds	$49,000	$79,702

(d) The tax effects of the significant temporary differences that gave rise to deferred tax assets and liabilities were as follows:

($ in thousands)	2025	2024
Deferred tax assets:
Net loss reserve discounting	$109,166	89,653
Net unearned premiums	104,185	100,053
Employee benefits	15,269	13,226
Long-term incentive compensation	7,080	7,106
Unrealized losses on fixed income securities	18,563	66,525
Temporary investment write-downs	7,710	7,987
Other	5,794	5,751
Total deferred tax assets	267,767	290,301
Deferred tax liabilities:
Deferred policy acquisition costs	103,377	100,654
Other investment-related items, net	39,855	34,951
Accelerated depreciation and amortization	13,630	7,908
Total deferred tax liabilities	156,862	143,513
Net deferred federal income tax assets (liabilities)	$110,905	146,788

After considering all evidence, both positive and negative, with respect to our federal tax loss carryback availability, expected levels of pre-tax financial statement income, federal taxable income, liquidity, and prudent and reasonable tax planning strategies, we believe it is more likely than not that the existing deductible temporary differences will reverse during periods in which we generate net federal taxable income or have adequate federal carryback availability. As a result, we had no valuation allowance recognized for federal deferred tax assets at December 31, 2025 or 2024. We did not have unrecognized tax expense or benefit as of December 31, 2025.

We have analyzed our tax positions in all open tax years, which as of December 31, 2025 were 2022 through 2025. During 2025, the Internal Revenue Service commenced its audit of our 2023 U.S. Federal tax return, which was ongoing as of December 31, 2025. We believe our tax positions will more likely than not be sustained upon examination, including related appeals or litigation. In the event we had a tax position that did not meet the more likely than not criteria, any tax, interest, and penalties incurred related to such a position would be reflected in "Total federal income tax expense" on our Consolidated Statements of Income.

Note 15. Retirement Plans
(a) Selective Insurance Retirement Savings Plan (“Retirement Savings Plan”) and Selective Insurance Company of America Deferred Compensation Plan ("Deferred Compensation Plan")

Selective Insurance Company of America ("SICA") offers a voluntary defined contribution 401(k) plan that is available to most of our employees and is a tax-qualified retirement plan subject to ERISA.  In addition, SICA offers a Deferred Compensation Plan to a group of management or highly compensated employees as a method of recognizing and retaining such employees. Expenses recorded for these plans were $25.4 million in 2025, $23.5 million in 2024, and $21.5 million in 2023.

(b) Retirement Income Plan
SICA maintains a defined benefit pension plan, the Retirement Income Plan for Selective Insurance Company of America (the "Pension Plan"). This qualified, noncontributory plan is closed to new entrants, and existing participants ceased accruing benefits after March 31, 2016.

The following tables provide details on the Pension Plan for 2025 and 2024:

December 31,	Pension Plan
($ in thousands)	2025	2024
Change in Benefit Obligation:
Benefit obligation, beginning of year	$302,617	325,476
Interest cost	15,892	15,552
Actuarial (gain) loss	7,806	(22,402)
Benefits paid	(17,388)	(16,009)
Benefit obligation, end of year	$308,927	302,617

Change in Fair Value of Assets:
Fair value of assets, beginning of year	$332,755	345,132
Actual return on plan assets, net of expenses	31,986	3,632
Benefits paid	(17,388)	(16,009)
Fair value of assets, end of year	$347,353	332,755

Funded status	$38,426	30,138

Amounts Recognized in the Consolidated Balance Sheet:
Net pension assets, end of year	$38,426	30,138

Amounts Recognized in AOCI:
Net actuarial loss	$101,937	108,234

Other Information as of December 31:
Accumulated benefit obligation	$308,927	302,617

Weighted-Average Liability Assumptions as of December 31:
Discount rate	5.48%	5.69

When determining the most appropriate discount rate to be used in the valuation at December 31, 2025, we consider, among other factors, our expected payout patterns of the Pension Plan's obligations as well as our investment strategy. We ultimately select the rate that we believe best represents our estimate of the inherent interest rate at which our pension benefits can be effectively settled. The approach we utilize discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. As illustrated in the table above, our discount rate decreased, which resulted in an increase in the benefit obligation for 2025.

	Pension Plan
($ in thousands)	2025	2024	2023
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income:

Net Periodic Benefit Cost (Benefit):
Interest cost	$15,892	15,552	15,465
Expected return on plan assets	(21,356)	(21,529)	(23,091)
Amortization of unrecognized actuarial loss	3,472	3,820	3,001
Total net periodic pension cost (benefit)[1]	$(1,992)	(2,157)	(4,625)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial loss (gain)	$(2,825)	(4,504)	18,998
Reversal of amortization of net actuarial loss	(3,472)	(3,820)	(3,001)
Total recognized in other comprehensive income	$(6,297)	(8,324)	15,997

Total recognized in net periodic benefit cost and other comprehensive income	$(8,289)	(10,481)	11,372
1The components of net periodic pension cost (benefit) are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	2025	2024	2023
Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	5.69%	5.02%	5.21%
Interest rate	5.42	4.91	5.09
Expected return on plan assets	6.60	6.40	6.90

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

The Pension Plan’s target ranges, as well as the actual weighted average asset allocation by strategy, at December 31, 2025 and 2024 were as follows:

	2025			2024
	Target Percentage		Actual Percentage	Actual Percentage
	Minimum	Maximum
Return seeking assets[1]	28%	58%	48%	54%
Liability hedging assets	42%	72%	48%	44%
Short-term investments	-	-	4%	2%
Total			100%	100%
1Includes limited partnerships.

The use of derivative instruments is permitted under certain circumstances for the Pension Plan portfolio, but may not be used for unrelated speculative purposes or to create exposures that are not permitted in the Pension Plan's investment guidelines. We currently invest in a U.S. Treasury overlay derivative strategy, within the funds in our liability hedging assets, to manage the interest rate duration mismatch between the assets and liabilities of the Pension Plan to help insulate the funded status of the plan. Considering the impact of this derivative overlay, the liability hedging assets provide for an approximate 92% hedge against the projected benefit obligation.

The Pension Plan had no investments in the Parent’s common stock as of December 31, 2025 or 2024. For information on Pension Plan investments in funds of entities deemed related parties, refer to Note 18. "Related Party Transactions" below.

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

The following tables provide quantitative disclosures of the Pension Plan’s invested assets that are measured at fair value on a recurring basis:

December 31, 2025		Fair Value Measurements at 12/31/25 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/2025	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Return seeking assets:
Equities:
Global equity	$44,442	44,442	—	—
Liquid diversifiers[1]	36,744	36,744	—	—
Total equities	81,186	81,186	—	—
Limited partnerships (at net asset value)[2]:
Real assets	38,575	—	—	—
Private equity	203	—	—	—
Private credit	46,930	—	—	—
Total limited partnerships	85,708	—	—	—
Total return seeking assets	166,894	81,186	—	—

Liability hedging assets:
Fixed income	125,467	125,467	—	—
U.S. Treasury overlay	42,411	42,411	—	—
Total liability hedging assets	167,878	167,878	—	—

Cash and short-term investments:
Short-term investments	9,684	9,684	—	—
Deposit administration contracts	2,688	—	2,688	—
Total cash and short-term investments	12,372	9,684	2,688	—

Total invested assets	$347,144	258,748	2,688	—

December 31, 2024		Fair Value Measurements at 12/31/24 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/2024	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Return seeking assets:
Equities:
Global equity	$40,643	40,643	—	—
Diversified credit	47,158	47,158	—	—
Real assets	58,427	58,427	—	—
Liquid diversifiers[1]	33,075	33,075	—	—
Total equities	179,303	179,303	—	—
Limited partnerships (at net asset value)[2]:
Real assets	28	—	—	—
Private equity	282	—	—	—
Total limited partnerships	310	—	—	—
Total return seeking assets	179,613	179,303	—	—

Liability hedging assets:
Fixed income	98,068	98,068	—	—
U.S. Treasury overlay	47,302	47,302	—	—
Total liability hedging assets	145,370	145,370	—	—

Cash and short-term investments:
Short-term investments	5,091	5,091	—	—
Deposit administration contracts	2,473	—	2,473	—
Total cash and short-term investments	7,564	5,091	2,473	—

Total invested assets	$332,547	329,764	2,473	—
1Liquid diversifiers are investments that unbundle return drivers from hedge funds, providing investors access to liquid, diversifying returns.
2These investments were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total Pension Plan invested assets.

Contributions
We presently do not anticipate contributing to the Pension Plan in 2026, as we have no minimum required contribution amounts.

Benefit Payments

($ in thousands)	Pension Plan
Benefits Expected to be Paid in Future
Fiscal Years:
2026	$19,687
2027	19,840
2028	20,769
2029	21,750
2030	22,335
2031-2035	115,939

Note 16. Share-Based Payments

Active Plans
As of December 31, 2025, the following four plans were available for the issuance of share-based payment awards:
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

Shares authorized and available for issuance as of December 31, 2025 were as follows:

	Authorized	Available for Issuance	Awards Outstanding
Stock Plan	2,000,000	1,680,219	295,676
ESPP	5,500,000	890,237	—
Agent Plan	3,000,000	1,428,481	—

Retired Plans
The following plans are closed for the issuance of new awards as of December 31, 2025, although awards outstanding continue in effect according to the terms of the applicable award agreements:

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
		2,462,226	338,872
2005 Omnibus Stock Plan ("2005 Stock Plan")[2]	Qualified and nonqualified stock options, SARs, restricted stock, RSUs, phantom stock, stock bonuses, and other awards in such amounts and with such terms and conditions as it determined, subject to the provisions of the 2005 Stock Plan. The maximum exercise period for an option grant under this plan is 10 years from the date of the grant. DEUs are earned during the vesting period on RSU grants. The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date.	1,936,091	10,691
Parent's Stock Compensation Plan for Non-employee Directors[2]	Directors could elect to receive a portion of their annual compensation in shares of the Parent's common stock.	20,002	20,002
1Awards outstanding represent RSUs granted to our employees and shares deferred by our non-employee directors prior to May 1, 2024.
2Awards outstanding represent shares deferred by our non-employee directors.

RSU Transactions
A summary of the RSU transactions under our share-based payment plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSU awards at December 31, 2024	557,444	$90.26
Granted 2025	295,455	81.82
Vested 2025	(216,486)	78.12
Forfeited 2025	(18,149)	90.01
Unvested RSU awards at December 31, 2025	618,264	$90.49

As of December 31, 2025, total unrecognized compensation expense related to unvested RSU awards granted under our stock plans was $12.7 million. That expense is expected to be recognized over a weighted-average period of 1.8 years. The total intrinsic value of RSUs vested was $18.5 million for 2025, $20.4 million for 2024, and $23.3 million for 2023. In connection with vested RSUs, the total value of the DEUs that vested was $0.7 million in 2025, $0.7 million in 2024, and $0.9 million in 2023.

CIU Transactions
The liability recorded in connection with our Cash Plan was $9.1 million as of December 31, 2025, and $9.4 million as of December 31, 2024. The remaining cost associated with the CIUs is expected to be recognized over a weighted average period of 1.1 years. The CIU payments made in connection with the CIU vestings were $2.3 million in 2025, $2.9 million in 2024, and $3.0 million in 2023.

ESPP and Agent Plan Transactions
A summary of ESPP and Agent Plan share issuances is as follows:

	2025	2024	2023
ESPP Issuances	85,121	74,430	67,075
Agent Plan Issuances	38,119	42,112	42,786

Fair Value Measurements
The weighted average assumptions used to value the ESPP option awards were as follows:

	ESPP
	2025	2024	2023
Risk-free interest rate	4.27%	5.31	5.14
Expected term	6 months	6 months	6 months
Dividend yield	1.7%	1.4	1.3
Expected volatility	32%	19	26

The weighted-average fair value per share of options and stock, including RSUs granted under the Parent's stock plans, during 2025, 2024, and 2023 was as follows:

	2025	2024	2023
RSUs	$81.82	96.61	99.55
ESPP:
Six month option	7.59	5.56	6.67
Discount of grant date market value	13.44	14.58	13.91
Total ESPP	21.03	20.14	20.58
Agent Plan:
Discount of grant date market value	8.33	9.77	9.99

Expense Recognition
The following table provides share-based compensation expense in 2025, 2024, and 2023:

($ in millions)	2025	2024	2023
Share-based compensation expense, pre-tax	$26.5	26.5	23.0
Income tax benefit, including the benefit related to stock grants that vested during the year	(5.7)	(6.7)	(6.4)
Share-based compensation expense, after-tax	$20.8	19.8	16.6

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

The Preferred Stock is redeemable at our option in whole or in part, from time to time, on or after December 15, 2025 at a redemption price equal to $25,000 per share of Preferred Stock (equivalent to $25.00 per depository share), plus unpaid dividends attributable to the then current dividend period. Prior to December 15, 2025, the Preferred Stock was redeemable at the Company’s option, in whole but not in part, within 90 days of the occurrence of (a) a rating agency event at a redemption price equal to $25,500 per share of Preferred Stock (equivalent to $25.50 per depository share), plus unpaid dividends attributable to the current dividend period in circumstances where a rating agency changes its criteria used to assign equity credit to securities like the Preferred Stock; or (b) a regulatory capital event at a redemption price equal to $25,000 per share of Preferred Stock (equivalent to $25.00 per depository share), plus unpaid dividends attributable to the current dividend period in circumstances where a capital regulator such as a state insurance regulator changes or proposes to change capital adequacy rules.

Share Repurchase Program
On December 2, 2020, the Company announced that its Board of Directors authorized a $100 million share repurchase program with no set expiration or termination date (the "Prior Share Repurchase Program"). On October 22, 2025, the Company announced that its Board of Directors authorized a new share repurchase program under which the Company may repurchase issued and outstanding shares of common stock up to $200 million, exclusive of any excise tax impact (the "Current Share Repurchase Program"). This program was effective on October 27, 2025, and has no expiration date. The Prior Share Repurchase Program remained effective through October 24, 2025. Neither repurchase program obligates us to acquire any particular amount of our common stock. Management will determine the timing and amount of any share repurchases under the authorization at its discretion based on market conditions and other considerations. Information regarding the Prior Share Repurchase Program and the Current Share Repurchase Program follows:

2025	Total Number of Shares Purchased	Total Cost[1] (in millions)	Remaining Authorization as of 12/31/25 (in millions)
Prior Share Repurchase Program	698,312	55.6	—
Current Share Repurchase Program	395,073	30.0	170.0
Total	1,093,385	85.6	170.0
1Excludes commissions and excise tax.

For the year ended December 31, 2024, 103,000 shares were repurchased under the Prior Share Repurchase Program for a total cost of $8.7 million, including commissions. As of December 31, 2024, we had $75.5 million of remaining capacity under our share repurchase program.

Note 18. Related Party Transactions
In 2005, we established a private foundation, now named The Selective Insurance Group Foundation (the "Foundation"), under Section 501(c)(3) of the Internal Revenue Code. The Board of the Foundation is comprised of some of the officers of the Parent and the Insurance Subsidiaries. We made $2.1 million of contributions to the Foundation in 2025 and $1.0 million of contributions to the Foundation in 2024.

BlackRock, Inc., a leading publicly-traded investment management firm ("BlackRock"), has purchased our common shares in the ordinary course of its investment business and has previously filed Schedules 13G/A with the SEC. On January 23, 2024, BlackRock filed a Schedule 13G/A reporting beneficial ownership as of December 31, 2023, of 12.8% of our common stock. In connection with purchasing our common shares, BlackRock filed the necessary filings with insurance regulatory authorities. On the basis of those filings, BlackRock is deemed not to be a controlling person for the purposes of applicable insurance law.

We are required to disclose related party information for our transactions with BlackRock. BlackRock is highly regulated, serves its clients as a fiduciary, and has a diverse platform of active (alpha) and index (beta) investment strategies across asset classes that enables it to tailor investment outcomes and asset allocation solutions for clients. BlackRock also offers the BlackRock Solutions® investment and risk management technology platform, Aladdin®, risk analytics, advisory, and technology services and solutions to a broad base of institutional and wealth management investors. We incurred expenses related to BlackRock for services rendered of $2.2 million in 2025, $2.0 million in 2024, and $2.1 million in 2023. Amounts payable for such services were $0.6 million at December 31, 2025, $0.7 million at December 31, 2024, and $0.6 million at December 31, 2023.

As part of our overall investment diversification, we invest in various BlackRock funds from time to time. These funds accounted for less than 1% of our invested assets at December 31, 2025 and December 31, 2024, and are reflected in "Fixed income securities" on our Consolidated Balance Sheet. Information regarding investment transactions with BlackRock funds follow:

($ in millions)	2025	2024	2023
Purchases	$2.3	5.7	7.9
Sales	6.2	10.8	2.8
Investment income (loss)	2.1	2.1	2.5
Net realized and unrealized gains (losses)	(1.5)	1.1	1.7

There were no amounts payable on the settlement of these investment transactions at December 31, 2025 and December 31, 2024.

Our Pension Plan's investment portfolio contained investments in BlackRock funds of $86.9 million at December 31, 2025 and $87.9 million at December 31, 2024. Information regarding investment transactions between the Pension Plan and BlackRock funds follow:

($ in millions)	2025	2024	2023
Purchases	$3.2	—	19.9
Sales	19.5	18.1	35.1
Investment income (loss)	15.2	(8.2)	9.3

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

As part of our overall investment diversification, we may invest in various Vanguard funds from time to time. These funds accounted for less than 1% of our invested assets at December 31, 2025 and December 31, 2024, and are predominately reflected in "Equity securities" on our Consolidated Balance Sheet. Information regarding investment transactions with Vanguard funds follow:

($ in millions)	2025	2024	2023
Purchases	$65.5	16.1	0.5
Sales	—	7.0	32.9
Investment income (loss)	4.1	1.2	0.7
Net realized and unrealized gains (losses)	10.7	(1.0)	0.1

There were no amounts payable on the settlement of these investment transactions at December 31, 2025 and December 31, 2024.

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

Direct premiums written associated with policies placed when Mr. Rue was a related party was $15.7 million in 2023. In return, the Insurance Subsidiaries paid standard market commissions, including supplemental commissions, to Rue Insurance of $2.9 million in 2023. All contracts and transactions with Rue Insurance were consummated in the ordinary course of business on an arm's-length basis.

NOTE 19. Leases
We have various operating leases for office space, equipment, and fleet vehicles. In addition, we have various finance leases for computer hardware. Such lease agreements, which expire at various dates through 2038, are generally renewed or replaced by similar leases.

The components of lease expense for the years ended December 31, 2025 and 2024 were as follows:

($ in thousands)	2025	2024
Operating lease cost, included in Other insurance expenses on the Consolidated Statements of Income	$11,058	8,413
Finance lease cost:
Amortization of assets, included in Other insurance expenses on the Consolidated Statements of Income	2,742	2,707
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Income	245	234
Total finance lease cost	2,987	2,941

Variable lease cost, included in Other insurance expenses on the Consolidated Statements of Income	2,331	763

Short-term lease cost, included in Other insurance expenses on the Consolidated Statements of Income	$—	294

The following table provides supplemental information regarding our operating and finance leases.

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term
Operating leases	9	6	years
Finance leases	2	2
Weighted-average discount rate
Operating leases	4.2	3.4%
Finance leases	4.9	4.9

Operating and finance lease asset and liability balances are included within the following line items on the Consolidated Balance Sheets:

($ in thousands)	December 31, 2025	December 31, 2024
Operating leases
Other assets	$101,812	45,072
Other liabilities	105,339	47,732
Finance leases
Property and equipment - at cost, net of accumulated depreciation and amortization	3,431	6,173
Long-term debt	3,570	6,282

In 2025, we entered into a lease agreement for a new facility in Short Hills, New Jersey. The addition of this lease drove the increase in our operating lease right-of-use asset (included in Other Assets) and our lease liability (included in Other Liabilities) in 2025.

The maturities of our lease liabilities at December 31, 2025 were as follows:

($ in thousands)	Finance Leases	Operating Leases	Total
Year ended December 31,
2026	$2,579	10,507	13,086
2027	973	12,200	13,173
2028	97	14,493	14,590
2029	62	14,010	14,072
2030	—	13,055	13,055
Thereafter	—	67,219	67,219
Total lease payments	3,711	131,484	135,195
Less: imputed interest	141	26,145	26,286
Total lease liabilities	$3,570	105,339	108,909

Refer to Note 4. "Statements of Cash Flows" in Item 8. "Financial Statements and Supplementary Data." of Form 10-K for supplemental cash and non-cash transactions included in the measurement of operating and finance lease liabilities.

Note 20. Commitments and Contingencies
(a) We purchase annuities from life insurance companies to fulfill obligations under claim settlements that provide for periodic future payments to claimants. As of December 31, 2025, we had purchased such annuities with a present value of $31.3 million for settlement of claims on a structured basis for which we are contingently liable. To our knowledge, there are no material defaults from any of the issuers of such annuities.

(b) As of December 31, 2025, we have made commitments that may require us to invest additional amounts into our investment portfolio, which are as follows:

($ in millions)	Amount of Obligation
Fixed income securities	$508.8
Alternative investments	376.3
CMLs	19.4
Equity securities	18.8
Total	$923.3

There is no certainty that any such additional investment will be required. We expect to have the capacity to repay or refinance these obligations as they come due.

Note 21. Litigation
As of December 31, 2025, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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
The Insurance Subsidiaries prepare their statutory financial statements in accordance with accounting principles prescribed or permitted by the various state insurance departments of domicile. Prescribed statutory accounting principles include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (“NAIC"). Permitted statutory accounting principles encompass all accounting principles that are not prescribed; such principles differ from state to state, may differ from company to company within a state and may change in the future. The Insurance Subsidiaries do not utilize any permitted statutory accounting principles that affect the determination of statutory surplus, statutory net income, or risk-based capital (“RBC”). As of December 31, 2025, the Insurance Subsidiaries' state insurance departments of domicile adopted the March 2025 version of the NAIC Accounting Practices and Procedures manual in its entirety, as a component of prescribed or permitted practices.

The following table provides statutory data for each of our Insurance Subsidiaries:

	State of Domicile	Unassigned Surplus		Statutory Surplus		Statutory Net Income
($ in millions)		2025	2024	2025	2024	2025	2024	2023
SICA	New Jersey	$992.2	832.3	1,185.0	997.5	166.5	76.8	120.4
Selective Way Insurance Company ("SWIC")	New Jersey	633.0	537.1	734.0	593.1	90.4	36.3	64.1
SICSC	Indiana	260.8	219.9	320.0	254.1	44.8	13.3	26.0
SICSE	Indiana	204.2	171.9	251.8	199.5	31.1	11.2	21.6
SICNY	New York	194.1	162.0	244.3	189.7	28.8	7.1	16.4
Selective Insurance Company of New England ("SICNE")	New Jersey	61.5	49.2	102.6	80.3	12.3	3.3	8.3
Selective Auto Insurance Company of New Jersey ("SAICNJ")	New Jersey	155.5	127.5	210.3	172.4	28.4	7.4	16.2
Mesa Underwriters Specialty Insurance Company ("MUSIC")	New Jersey	95.6	72.3	175.1	141.8	26.4	8.7	14.4
Selective Casualty Insurance Company ("SCIC")	New Jersey	149.8	117.2	246.2	193.6	32.5	10.7	24.0
Selective Fire and Casualty Insurance Company ("SFCIC")	New Jersey	61.0	47.8	104.0	80.8	12.8	3.5	7.4
Total		$2,807.7	2,337.2	3,573.3	2,902.8	474.0	178.3	318.8

(b) Capital Requirements
The Insurance Subsidiaries are required to maintain certain minimum amounts of statutory surplus to satisfy the requirements of their applicable state insurance departments of domicile. RBC requirements for property and casualty insurance companies are designed to assess capital adequacy and establish the level of protection that statutory surplus provides for policyholders. The

Insurance Subsidiaries' combined total adjusted capital exceeded the required level of capital as defined by the NAIC based on their 2025 statutory financial statements. In the fourth quarter of 2020, the NAIC adopted the basic structure of Group Capital Calculation ("GCC"), along with a model law to enable the GCC after state legislative enactment. The GCC expands the existing RBC calculation to include (i) capital requirements for other regulated entities in the group and (ii) defined capital calculation for other group entities that are unregulated. Our New Jersey state insurance regulators, our lead state, adopted the GCC model law in 2022. Based on the Insurance Subsidiaries' 2025 statutory financial statements, their GCC ratio exceeds the regulatory action minimum threshold. In addition to statutory capital requirements, we are impacted by various rating agency requirements related to certain rating levels. These required capital levels may be higher than statutory requirements.

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

As of December 31, 2025, the Parent had an aggregate of $405.7 million in investments and cash available to fund future dividends and interest payments. These amounts are not subject to any regulatory restrictions other than the standard state insolvency restrictions noted above, whereas our consolidated retained earnings of $3.5 billion are predominately restricted due to regulations applicable to our Insurance Subsidiaries. In 2026, the Insurance Subsidiaries have the ability to provide for $465.6 million in annual dividends to the Parent; however, as regulated entities, these dividends are subject to certain restrictions, which are further discussed below. The Parent also has other potential sources of liquidity, such as: (i) borrowings from our Indiana Subsidiaries; (ii) debt issuances; (iii) common and preferred stock issuances; and (iv) borrowings under our Line of Credit. Borrowings from our Indiana Subsidiaries are governed by approved intercompany lending agreements with the Parent that provide for additional capacity of $171.8 million as of December 31, 2025, based on restrictions in these agreements that limit borrowings to 10% of the admitted assets of the Indiana Subsidiaries. For additional restrictions on the Parent's debt, see Note 11. "Indebtedness" in this Form 10-K.

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

The table below provides the following information: (i) quantitative data regarding all Insurance Subsidiaries' dividends paid to the Parent in 2025, which was used for debt service, shareholder dividends, and general operating purposes; and (ii) the maximum ordinary dividends that can be paid to the Parent by the Insurance Subsidiaries in 2026, based on the 2025 statutory financial statements.

Dividends		Twelve Months ended December 31, 2025	2026
($ in millions)	State of Domicile	Ordinary Dividends Paid	Maximum Ordinary Dividends
SICA	New Jersey	$—	$166.5
SWIC	New Jersey	0.2	90.4
SICSC	Indiana	—	44.8
SICSE	Indiana	0.1	31.1
SICNY	New York	—	24.4
SICNE	New Jersey	—	12.3
SAICNJ	New Jersey	—	27.3
MUSIC	New Jersey	—	23.5
SCIC	New Jersey	—	32.5
SFCIC	New Jersey	—	12.8
Total		$0.3	$465.6

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework ("COSO Framework") in 2013.

Based on this assessment, our management believes that, as of December 31, 2025, our internal control over financial reporting is effective. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control Over Financial Reporting
We have audited Selective Insurance Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and December 31, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules I to V (collectively, the consolidated financial statements), and our report dated February 9, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Short Hills, New Jersey
February 9, 2026

Item 9B. Other Information.

During the three months ended December 31, 2025, no director or officer of the Company adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Because we will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2025, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.

Item 10. Directors, Executive Officers and Corporate Governance.
Information about our executive officers, directors, and all other matters required to be disclosed in Item 10. "Directors, Executive Officers and Corporate Governance." appears under the "Executive Officers," "Information About Proposal 1 - Election of Directors," "Board Meetings and Committees," "Code of Conduct," and "Insider Trading Policy" sections of the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

Item 11. Executive Compensation.
Information about compensation of our named executive officers appears under the "Executive Compensation," including, without limitation, the Compensation Discussion and Analysis and related tabular disclosures, the "CEO Pay Ratio," "Pay versus Performance," the "Compensation Committee Report," and "Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Non-Public Information" sections of the Proxy Statement and is hereby incorporated by reference. Information about compensation of the Board appears under the "Director Compensation" section of the Proxy Statement and is hereby incorporated by reference.

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

SCHEDULE I

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2025

Types of investment
($ in thousands)	Amortized Cost or Cost	Fair Value	Carrying Amount
Fixed income securities:
Held-to-maturity:
All other corporate securities	$23,942	23,939	23,942
Total fixed income securities, held-to-maturity	23,942	23,939	23,942

Available-for-sale:
U.S. government and government agencies	177,877	163,207	163,207
Foreign government	10,768	10,002	10,002
Obligations of states and political subdivisions	567,757	549,957	549,957
Public utilities	284,789	282,709	282,709
All other corporate securities	3,125,086	3,121,455	3,121,455
Collateralized loan obligation securities and other asset-backed securities	2,570,451	2,550,286	2,550,286
Residential mortgage-backed securities	2,127,004	2,075,933	2,075,933
Commercial mortgage-backed securities	713,146	703,627	703,627
Total fixed income securities, available-for-sale	9,576,878	9,457,176	9,457,176

Equity securities:
Common stock:
Banks, trusts and insurance companies	34,781	32,732	32,732
Industrial, miscellaneous and all other	333,363	349,845	349,845
Nonredeemable preferred stock	1,960	1,839	1,839
Total equity securities	370,104	384,416	384,416
Commercial mortgage loans	277,895		277,682
Short-term investments	648,542		648,542
Alternative investments	418,525		418,525
Other investments	92,157		92,157
Total investments	$11,408,043		11,302,440

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K

SCHEDULE II

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Balance Sheets

	December 31,
($ in thousands, except share amounts)	2025	2024
Assets:
Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $235 – 2025; $380 – 2024; amortized cost: $264,903 – 2025; $288,852 – 2024	$254,851	$268,486
Equity securities	49,978	53,248
Short-term investments	78,973	62,223
Alternative investments	21,603	18,443
Cash	248	91
Investment in subsidiaries	4,089,147	3,191,905
Current federal income tax	11,746	8,675
Deferred federal income tax	9,738	11,689
Other assets	8,161	7,998
Total assets	$4,524,445	$3,622,758

Liabilities:
Long-term debt	$838,303	$441,656
Intercompany notes payable	45,582	47,571
Accrued long-term stock compensation	9,077	9,374
Other liabilities	22,508	4,081
Total liabilities	$915,470	$502,682

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share – 2025 and 2024	$200,000	$200,000
Common stock of $2 par value per share:
Authorized shares: 360,000,000
Issued: 106,006,544 – 2025; 105,609,364 – 2024	212,013	211,219
Additional paid-in capital	591,272	557,042
Retained earnings	3,500,774	3,139,489
Accumulated other comprehensive income (loss)	(151,660)	(336,845)
Treasury stock – at cost (shares: 45,930,091 – 2025; 44,761,468 – 2024)	(743,424)	(650,829)
Total stockholders’ equity	3,608,975	3,120,076
Total liabilities and stockholders’ equity	$4,524,445	$3,622,758

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Income

	Year ended December 31,
($ in thousands)	2025	2024	2023
Revenues:
Dividends from subsidiaries	$341	43,779	80,005
Net investment income earned	24,972	21,042	20,167
Net realized and unrealized investment gains (losses)	(5,223)	596	996
Total revenues	20,090	65,417	101,168

Expenses:
Interest expense	49,312	30,213	29,824
Other expenses	36,449	34,602	30,686
Total expenses	85,761	64,815	60,510

Income (loss) before federal income tax	(65,671)	602	40,658

Income tax (benefit) expense:
Current	(12,001)	(7,466)	(9,618)
Deferred	(215)	(851)	1,650
Total income tax benefit	(12,216)	(8,317)	(7,968)

Net income (loss) before equity in undistributed income of subsidiaries	(53,455)	8,919	48,626

Equity in undistributed income of subsidiaries, net of tax	519,866	198,093	316,612

Net income	$466,411	207,012	365,238

Preferred stock dividends	9,200	9,200	9,200

Net income available to common stockholders	$457,211	197,812	356,038

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2025	2024	2023
Operating Activities:
Net income	$466,411	207,012	365,238

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries, net of tax	(519,866)	(198,093)	(316,612)
Stock-based compensation expense	23,104	22,763	18,346
Net realized and unrealized investment (gains) losses	5,223	(596)	(996)
Undistributed (gains) losses of equity method investments	(930)	2,709	(279)
Disbursements in excess of current year income of equity method investments	—	—	766
Amortization – other	599	(28)	(1,020)

Changes in assets and liabilities:
Increase (decrease) in accrued long-term stock compensation	(297)	(1,148)	(579)
(Increase) decrease in net federal income taxes	(3,286)	(520)	1,538
(Increase) decrease in other assets	(223)	2,064	963
Increase (decrease) in other liabilities	17,949	(4,976)	1,375
Net cash provided by (used in) operating activities	(11,316)	29,187	68,740

Investing Activities:
Purchases of fixed income securities, available-for-sale	(119,403)	(15,925)	(72,328)
Purchases of equity securities	(8,050)	(2,153)	(743)
Purchases of short-term investments	(913,495)	(516,183)	(233,129)
Purchases of alternative investments	(2,243)	(3,018)	(53,262)
Redemption and maturities of fixed income securities, available-for-sale	62,728	31,826	29,619
Sales of fixed income securities, available-for-sale	78,936	138,546	20,314
Sales of equity securities	8,037	—	48,960
Sales of short-term investments	896,746	471,650	248,588
Distributions from other investments	13	—	—
Proceeds from alternative investments	—	—	20
Capital contribution to subsidiaries	(200,000)	—	—
Net cash provided by (used in) investing activities	(196,731)	104,743	(11,961)

Financing Activities:
Dividends to preferred stockholders	(9,200)	(9,200)	(9,200)
Dividends to common stockholders	(92,884)	(84,936)	(73,827)
Acquisition of treasury stock	(92,595)	(15,620)	(7,930)
Proceeds from borrowings	395,957	—	—
Repayment of borrowings	(100)	—	—
Net proceeds from stock purchase and compensation plans	9,015	9,630	9,133
Proceeds from borrowings from subsidiaries	—	—	27,000
Principal payment on borrowings from subsidiaries	(1,989)	(33,893)	(1,801)
Net cash provided by (used in) financing activities	208,204	(134,019)	(56,625)
Net increase (decrease) in cash	157	(89)	154
Cash, beginning of year	91	180	26
Cash, end of year	$248	91	180

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE III

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2025

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$401,635	6,089,797	1,992,139	3,753,908	—	2,493,321	826,482	369,519	3,837,656
Standard Personal Lines Segment	19,880	323,861	452,609	408,190	—	315,652	39,637	55,530	397,677
E&S Lines Segment	70,755	811,740	300,773	606,098	—	348,753	136,257	47,157	631,162
Investments Segment	—	—	—	—	539,480	—	—	—	—
Total	$492,270	7,225,398	2,745,521	4,768,196	539,480	3,157,726	1,002,376	472,206	4,866,495
1Includes “Net investment income earned” and “Net realized and unrealized investment gains (losses)” on the Consolidated Statements of Income.
2“Other operating expenses” of $472,206 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$501,458
Other income	(29,252)
Total	$472,206
See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.
 Year ended December 31, 2024

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$389,992	5,388,205	1,908,949	3,447,556	—	2,501,615	764,662	326,262	3,632,113
Standard Personal Lines Segment	23,374	541,449	433,056	424,917	—	364,601	46,487	53,314	430,725
E&S Lines Segment	65,938	660,147	274,263	503,974	—	298,268	111,282	42,544	567,163
Investments Segment	—	—	—	—	454,102	—	—	—	—
Total	$479,304	6,589,801	2,616,268	4,376,447	454,102	3,164,484	922,431	422,120	4,630,001
1Includes “Net investment income earned” and “Net realized and unrealized investment gains (losses)” on the Consolidated Statements of Income.
2“Other operating expenses” of $422,120 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$453,235
Other income	(31,115)
Total	$422,120
See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Year ended December 31, 2023

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$350,198	4,494,965	1,722,706	3,071,784	—	1,919,204	674,374	320,900	3,281,319
Standard Personal Lines Segment	24,759	278,152	399,157	365,213	—	353,185	36,001	55,290	414,585
E&S Lines Segment	49,907	563,794	208,793	390,609	—	211,896	85,807	38,150	438,628
Investments Segment	—	—	—	—	385,098	—	—	—	—
Total	$424,864	5,336,911	2,330,656	3,827,606	385,098	2,484,285	796,182	414,340	4,134,532
1Includes “Net investment income earned” and “Net realized and unrealized investment gains (losses)” on the Consolidated Statements of Income.
2“Other operating expenses” of $414,340 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$433,742
Other income	(19,402)
Total	$414,340
See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE IV

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
REINSURANCE
Years ended December 31, 2025, 2024, and 2023

($ thousands)	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	% of Amount Assumed to Net
2025
Premiums earned:
Accident and health insurance	$—	—	—	—	—
Property and liability insurance	5,508,377	764,886	24,705	4,768,196	1%
Total premiums earned	$5,508,377	764,886	24,705	4,768,196	1%

2024
Premiums earned:
Accident and health insurance	$—	—	—	—	—
Property and liability insurance	5,034,952	684,955	26,450	4,376,447	1%
Total premiums earned	$5,034,952	684,955	26,450	4,376,447	1%

2023
Premiums earned:
Accident and health insurance	$—	—	—	—	—
Property and liability insurance	4,386,556	583,977	25,027	3,827,606	1%
Total premiums earned	$4,386,556	583,977	25,027	3,827,606	1%

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE V

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
ALLOWANCE FOR CREDIT LOSSES ON PREMIUMS AND OTHER RECEIVABLES
Years ended December 31, 2025, 2024, and 2023

($ in thousands)	2025	2024	2023
Balance, January	$22,400	20,600	17,700
Additions	11,430	8,946	7,980
Deductions	(10,530)	(7,146)	(5,080)
Balance, December 31	$23,300	22,400	20,600

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

3.2
Certificate of Amendment of the Restated Certificate of Incorporation of Selective Insurance Group, Inc., with respect to the 4.60% Non-Cumulative Preferred Stock, Series B of Selective Insurance Group, Inc., filed with the State of New Jersey Department of Treasury and effective December 7, 2020 (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A, filed December 8, 2020, File No. 001-33067).

3.3
By-Laws of Selective Insurance Group, Inc., effective January 30, 2026 (incorporated by reference herein to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed January 30, 2026, File No. 001-33067).

4.1
Indenture, dated as of September 24, 2002, between Selective Insurance Group, Inc. and National City Bank, as Trustee, relating to the Company's 1.6155% Senior Convertible Notes due September 24, 2032 (incorporated by reference herein to Exhibit 4.1 of the Company's Registration Statement on Form S-3, filed November 26, 2002, File No. 333-101489).

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

4.5
Second Supplemental Indenture, dated as of March 1, 2019 between Selective Insurance Group, Inc. and U.S. Bank National Association, as Trustee, relating to the Company’s 5.375% Senior Notes due 2049 (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed March 1, 2019, File No. 001-33067).

4.6
Third Supplemental Indenture, dated as of February 25, 2025, between Selective Insurance Group, Inc. and U.S. Bank Trust Company, National Association, as Trustee, relating to the Company’s 5.900% Senior Notes due 2035 (incorporated by reference herein to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed February 25, 2025, File No. 001-33067).

4.7	Deposit Agreement, dated as of December 9, 2020, among the Company and Equiniti Trust Company, acting as Depositary, Registrar and Transfer Agent, and the holders from time to time of the depositary receipts described therein (incorporated by reference herein to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed December 9, 2020, File No. 001-33067).

4.8	Description of the Company's Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference herein to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed February 12, 2021, File No. 001-33067).

Exhibit
Number

10.1+	Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective January 1, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed October 31, 2008, File No. 001-33067).

10.1a+	Amendment No. 1 to Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective January 1, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed March 25, 2013, File No. 001-33067).

10.1b+	Amendment No. 2 to Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective January 1, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed May 5, 2020, File No. 001-33067).

10.2+	Selective Insurance Company of America Deferred Compensation Plan (2005), As Amended and Restated Effective as of January 1, 2010 (incorporated by reference herein to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed October 27, 2011, File No. 001-33067).

10.2a+	Amendment No 1. to Selective Insurance Company of America Deferred Compensation Plan (2005) (incorporated by reference herein to Exhibit 10.2a of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed October 27, 2011, File No. 001-33067).

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

10.9+
Selective Insurance Group, Inc. 2014 Omnibus Stock Plan, As Amended and Restated Effective as of May 2, 2018 (incorporated by reference herein to Appendix A of the Company’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, filed March 26, 2018, File No. 001-33067).

10.10+
Selective Insurance Group, Inc. Non-Employee Directors’ Compensation and Deferral Plan, As Amended and Restated Effective as of January 1, 2017 (incorporated by reference herein to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed February 22, 2017, File No. 001-33067).

Exhibit
Number

10.11+
Deferred Compensation Plan for Directors of Selective Insurance Group, Inc. and Subsidiaries, Amended and Restated as of May 8, 1996 (incorporated by reference herein to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed February 9, 2024, File No. 001-33067).

10.12+	Selective Insurance Group, Inc. Employee Stock Purchase Plan (2021), Amended and Restated Effective July 1, 2021 (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed April 29, 2021, File No. 001-33067).

10.13+	Selective Insurance Group, Inc. Cash Incentive Plan As Amended and Restated as of May 1, 2014 (incorporated by reference herein to Appendix B to the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, filed March 24, 2014, File No. 001-33067).

10.14+	Selective Insurance Group, Inc. Cash Incentive Plan Service-Based Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.15+	Selective Insurance Group, Inc. Cash Incentive Plan Performance-Based Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.16+	Amended and Restated Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies (2010), Amended and Restated as of November 1, 2020 (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed October 29, 2020, File No. 001-33067).

10.17+	Employment Agreement between Selective Insurance Company of America and John J. Marchioni, dated as of February 10, 2020 (incorporated by reference herein to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 12, 2020, File No. 001-33067).

10.18+	Employment Agreement between Selective Insurance Company of America and Michael H. Lanza, dated as of March 2, 2020 (incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed March 2, 2020, File No. 001-33067).

10.19+
Employment Agreement between Selective Insurance Company of America and Brenda M. Hall, dated as of September 30, 2019 (incorporated by reference herein to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed October 28, 2021, File No. 001-33067).

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

10.23
Credit Agreement among Selective Insurance Group, Inc., the Lenders Named Therein and Wells Fargo Bank, National Association, as Administrative Agent, dated as of June 30, 2025 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 1, 2025, File No. 001-33067).

10.24	Form of Indemnification Agreement between Selective Insurance Group, Inc. and each of its directors and executive officers, as adopted on May 19, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed May 20, 2005, File No. 000-08641).

Exhibit
Number

10.25+
Selective Insurance Group, Inc. 2024 Omnibus Stock Plan, effective May 1, 2024 (incorporated by reference herein to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed May 2, 2024, File No. 333-279060).

10.26+
Selective Insurance Group, Inc. 2024 Omnibus Stock Plan Service-Based Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed May 2, 2024, File No. 001-33067).

10.27+
Selective Insurance Group, Inc. 2024 Omnibus Stock Plan Performance-Based Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed May 2, 2024, File No. 001-33067).

10.28+
Selective Insurance Group, Inc. 2024 Omnibus Stock Plan Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed May 2, 2024, File No. 001-33067).

10.29+
Amendment No. 1 to Employment Agreement between Selective Insurance Company of America and Joseph Owen Eppers, dated as of June 3, 2024 (incorporated by reference herein to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed July 26, 2024, File No. 001-33067).

10.30+
Amendment No. 1 to Employment Agreement between Selective Insurance Company of America and Brenda M. Hall, dated as of June 3, 2024 (incorporated by reference herein to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed July 26, 2024, File No. 001-33067).

10.31+
Amendment No. 1 to Employment Agreement between Selective Insurance Company of America and Anthony D. Harnett, dated as of June 3, 2024 (incorporated by reference herein to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed July 26, 2024, File No. 001-33067).

10.32+
Amendment No. 1 to Employment Agreement between Selective Insurance Company of America and Jeffrey F. Kamrowski, dated as of June 3, 2024 (incorporated by reference herein to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed July 26, 2024, File No. 001-33067).

10.33+
Amendment No. 1 to Employment Agreement between Selective Insurance Company of America and Michael H. Lanza, dated as of June 3, 2024 (incorporated by reference herein to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed July 26, 2024, File No. 001-33067).

10.34+
Amendment No. 1 to Employment Agreement between Selective Insurance Company of America and John J. Marchioni, dated as of June 3, 2024 (incorporated by reference herein to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed July 26, 2024, File No. 001-33067).

10.35+
Employment Agreement between Selective Insurance Company of America and Patrick S. Brennan, dated as of September 23, 2024 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed September 23, 2024, File No. 001-33067).

19	Insider Trading Policy (incorporated by reference herein to Exhibit 19 of the Company’s Annual Report on Form 10-K, filed February 10, 2025, File No. 001-33067).

*21	Subsidiaries of Selective Insurance Group, Inc.

*23.1	Consent of KPMG LLP.

*24.1	Power of Attorney of Ainar D. Aijala, Jr.

*24.2	Power of Attorney of Lisa Rojas Bacus.

*24.3	Power of Attorney of Terrence W. Cavanaugh.

*24.4	Power of Attorney of Robert Kelly Doherty.

Exhibit
Number

*24.5	Power of Attorney of Thomas A. McCarthy.

*24.6	Power of Attorney of Stephen C. Mills.

*24.7	Power of Attorney of H. Elizabeth Mitchell.

*24.8	Power of Attorney of Cynthia S. Nicholson.

*24.9	Power of Attorney of Julie Parsons

*24.10	Power of Attorney of Kate E. R. Sampson.

*24.11	Power of Attorney of John S. Scheid.

*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

97.1
Selective Insurance Group, Inc. Compensation Recoupment Policy (incorporated by reference herein to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed February 9, 2024, File No. 001-33067).

*99.1	Glossary of Terms.

** 101
The following financial statements from the Company's Annual report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (II) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

** 104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL.

* Filed herewith.
** Furnished and not filed herewith.
+ Management compensation plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.

By: /s/ John J. Marchioni	February 9, 2026
John J. Marchioni
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

By: /s/ Patrick S. Brennan	February 9, 2026
Patrick S. Brennan
Executive Vice President and Chief Financial Officer
(principal financial officer)

By: /s/ Anthony D. Harnett	February 9, 2026
Anthony D. Harnett
Senior Vice President and Chief Accounting Officer
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ John J. Marchioni	February 9, 2026
John J. Marchioni
Chairman of the Board, President and Chief Executive Officer

*	February 9, 2026
Ainar D. Aijala, Jr.
Director

*	February 9, 2026
Lisa Rojas Bacus
Director

*	February 9, 2026
Terrence W. Cavanaugh
Director

*	February 9, 2026
Robert Kelly Doherty
Director

*	February 9, 2026
Thomas A. McCarthy
Director

*	February 9, 2026
Stephen C. Mills
Director

*	February 9, 2026
H. Elizabeth Mitchell
Director

*	February 9, 2026
Cynthia S. Nicholson
Director

*	February 9, 2026
Julie Parsons
Director

*	February 9, 2026
Kate E. R. Sampson
Director

*	February 9, 2026
John S. Scheid
Director

* By: /s/ Michael H. Lanza	February 9, 2026
Michael H. Lanza
Attorney-in-fact