Form 10-Q
period 2026-03-31
SELECTIVE INSURANCE GROUP INC
filed 2026-04-24
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 17, 2026, there were 59,869,520 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	March 31, 2026	December 31, 2025
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $20,789 – 2026; $23,939 – 2025)	$21,311	23,942
Less: allowance for credit losses	—	—
Fixed income securities, held-to-maturity, net of allowance for credit losses	21,311	23,942
Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $38,819 – 2026 and $31,287 – 2025; amortized cost: $9,945,636 – 2026 and $9,576,878 – 2025)	9,727,775	9,457,176
Commercial mortgage loans – at carrying value (fair value: $268,273 – 2026 and $274,895 – 2025)	273,901	277,895
Less: allowance for credit losses	(206)	(213)
Commercial mortgage loans, net of allowance for credit losses	273,695	277,682
Equity securities – at fair value (cost: $372,495 – 2026; $370,104 – 2025)	388,277	384,416
Short-term investments	451,793	648,542
Alternative investments	431,419	418,525
Other investments	96,923	92,157
Total investments (Note 4 and 5)	$11,391,193	11,302,440
Cash	176	346
Restricted cash	10,717	17,612
Accrued investment income	93,737	92,003
Premiums receivable	1,604,607	1,555,201
Less: allowance for credit losses (Note 6)	(22,400)	(21,300)
Premiums receivable, net of allowance for credit losses	1,582,207	1,533,901
Reinsurance recoverable	909,684	917,495
Less: allowance for credit losses (Note 7)	(2,000)	(2,000)
Reinsurance recoverable, net of allowance for credit losses	907,684	915,495
Prepaid reinsurance premiums	266,875	266,332
Deferred federal income tax	133,651	110,905
Property and equipment – at cost, net of accumulated depreciation and amortization of: $304,611 – 2026; $297,211 – 2025	109,912	106,390
Deferred policy acquisition costs	491,206	492,270
Goodwill	7,849	7,849
Other assets	326,727	310,167
Total assets	$15,321,934	15,155,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 8)	$7,418,420	7,225,398
Unearned premiums	2,754,376	2,745,521
Long-term debt	901,422	901,873
Current federal income tax	44,799	16,939
Accrued salaries and benefits	115,177	140,786
Other liabilities	500,361	516,218
Total liabilities	$11,734,555	11,546,735

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$200,000	200,000
Authorized shares: 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share – 2026 and 2025
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 106,187,862 – 2026; 106,006,544 – 2025	212,376	212,013
Additional paid-in capital	605,602	591,272
Retained earnings	3,570,453	3,500,774
Accumulated other comprehensive income (loss) (Note 11)	(222,601)	(151,660)
Treasury stock – at cost (shares: 46,321,068 – 2026; 45,930,091 – 2025)	(778,451)	(743,424)
Total stockholders’ equity	$3,587,379	3,608,975
Commitments and contingencies
Total liabilities and stockholders’ equity	$15,321,934	15,155,710

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended March 31,
($ in thousands, except per share amounts)	2026	2025
Revenues:
Net premiums earned	$1,217,196	1,158,757
Net investment income earned	142,383	120,691
Net realized and unrealized investment gains (losses)	(8,301)	229
Other income	7,647	5,509
Total revenues	1,358,925	1,285,186

Expenses:
Loss and loss expense incurred	815,504	746,325
Amortization of deferred policy acquisition costs	253,410	247,434
Other insurance expenses	134,684	124,870
Interest expense	13,221	9,573
Corporate expenses	17,904	18,098
Total expenses	1,234,723	1,146,300

Income (loss) before income tax	124,202	138,886

Income tax expense (benefit):
Current	30,422	33,593
Deferred	(3,896)	(4,603)
Total income tax expense (benefit)	26,526	28,990

Net income (loss)	$97,676	109,896

Preferred stock dividends	2,300	2,300

Net income (loss) available to common stockholders	$95,376	107,596

Earnings per common share:
Net income (loss) available to common stockholders - Basic	$1.59	1.77

Net income (loss) available to common stockholders - Diluted	$1.58	1.76

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	Quarter ended March 31,
($ in thousands)	2026	2025
Net income (loss)	$97,676	109,896

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	(64,674)	54,715
Unrealized gains (losses) on securities with credit loss recognized in earnings	(14,658)	10,086
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and losses on intent-to-sell available-for-sale securities	1,313	(216)
Credit loss (benefit) expense	6,441	(497)
Total unrealized gains (losses) on investment securities	(71,578)	64,088

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial loss	637	689
Total defined benefit pension and post-retirement plans	637	689
Other comprehensive income (loss)	(70,941)	64,777
Comprehensive income (loss)	$26,735	174,673

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended March 31,
($ in thousands, except share and per share amounts)	2026	2025
Preferred stock:
Beginning of period	$200,000	200,000
Issuance of preferred stock	—	—
End of period	200,000	200,000

Common stock:
Beginning of period	212,013	211,219
Dividend reinvestment plan	14	12
Stock purchase and compensation plans	349	442
End of period	212,376	211,673

Additional paid-in capital:
Beginning of period	591,272	557,042
Dividend reinvestment plan	549	508
Stock purchase and compensation plans	13,781	13,739
End of period	605,602	571,289

Retained earnings:
Beginning of period	3,500,774	3,139,489
Net income (loss)	97,676	109,896
Dividends to preferred stockholders	(2,300)	(2,300)
Dividends to common stockholders	(25,697)	(23,354)
End of period	3,570,453	3,223,731

Accumulated other comprehensive income (loss):
Beginning of period	(151,660)	(336,845)
Other comprehensive income (loss)	(70,941)	64,777
End of period	(222,601)	(272,068)

Treasury stock:
Beginning of period	(743,424)	(650,829)
Acquisition of treasury stock - share repurchase authorization	(30,198)	(19,421)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(4,829)	(5,835)
End of period	(778,451)	(676,085)

Total stockholders’ equity	$3,587,379	3,258,540

Dividends declared per preferred share	$287.50	287.50
Dividends declared per common share	$0.43	0.38

Preferred stock, shares outstanding:
Beginning of period	8,000	8,000
Issuance of preferred stock	—	—
End of period	8,000	8,000

Common stock, shares outstanding:
Beginning of period	60,076,453	60,847,896
Dividend reinvestment plan	6,885	6,207
Stock purchase and compensation plan	174,433	220,856
Acquisition of treasury stock - share repurchase authorization	(337,303)	(233,611)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(53,674)	(68,360)
End of period	59,866,794	60,772,988

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Quarter ended March 31,
($ in thousands)	2026	2025
Operating Activities
Net income (loss)	$97,676	109,896

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,613	9,131
Stock-based compensation expense	13,121	12,823
Undistributed gains of equity method investments	(7,004)	(5,006)
Distributions in excess of current year income of equity method investments	6,004	3,266
Net realized and unrealized (gains) losses	8,301	(229)
(Gain) loss on disposal of fixed assets	—	(72)

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	200,833	157,255
Increase in unearned premiums, net of prepaid reinsurance	8,312	81,686
(Increase) decrease in net federal income taxes	23,973	31,850
Increase in premiums receivable	(48,306)	(71,936)
Increase in deferred policy acquisition costs	1,064	(13,188)
Increase in accrued investment income	(1,696)	(201)
Increase (decrease) in accrued salaries and benefits	(25,609)	(16,051)
(Increase) decrease in other assets	(12,722)	(7,421)
Increase (decrease) in other liabilities	(52,112)	(7,816)
Net cash provided by (used in) operating activities	221,448	283,987

Investing Activities
Purchases of fixed income securities, held-to-maturity	—	(2,400)
Purchases of fixed income securities, available-for-sale	(998,979)	(861,837)
Purchases of commercial mortgage loans	(4,788)	(32,332)
Purchases of equity securities	(2,391)	(57,682)
Purchases of alternative investments and other investments	(21,411)	(22,129)
Purchases of short-term investments	(2,232,334)	(4,802,547)
Sales of fixed income securities, available-for-sale	342,405	241,928
Proceeds from commercial mortgage loans	8,782	8,260
Sales of short-term investments	2,429,117	4,681,279
Redemption and maturities of fixed income securities, held-to-maturity	2,670	2,465
Redemption and maturities of fixed income securities, available-for-sale	313,984	262,911
Sales of equity securities	—	6,336
Sales of alternative investments and other investments	(2)	—
Distributions from alternative investments and other investments	7,784	3,859
Purchases of property and equipment	(10,937)	(13,013)
Net cash provided by (used in) investing activities	(166,100)	(584,902)

Financing Activities
Dividends to preferred stockholders	(2,300)	(2,300)
Dividends to common stockholders	(24,842)	(22,268)
Acquisition of treasury stock	(35,027)	(25,200)
Net proceeds from stock purchase and compensation plans	421	787
Proceeds from borrowings (net of debt issuance costs of $4.1 million)	—	395,867
Repayments of finance lease obligations	(665)	(701)
Net cash provided by (used in) financing activities	(62,413)	346,185
Net increase (decrease) in cash and restricted cash	(7,065)	45,270
Cash and restricted cash, beginning of period	17,958	63,024
Cash and restricted cash, end of period	$10,893	108,294

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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the first quarters ended March 31, 2026 ("First Quarter 2026") and March 31, 2025 ("First Quarter 2025"). Our Financial Statements do not include all information and disclosures required by GAAP and the SEC for audited annual financial statements. Because interim period results of operations are not necessarily indicative of full-year results, our Financial Statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Annual Report") filed with the SEC.

NOTE 2. Adoption of Accounting Pronouncements
We adopted no accounting pronouncements in First Quarter 2026.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) ("ASU 2025-06"). ASU 2025-06 updates the accounting guidance for internal-use software by eliminating references to software development project stages, thereby requiring companies to start capitalizing software costs when (i) management has authorized and committed to funding the project, and (ii) it is probable the project will be completed and the software will be used as intended. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, with early adoption permitted. Amendments can be applied either (i) prospectively, (ii) through a modified transition approach based on the existing projects status and whether software costs were capitalized before the date of adoption, or (iii) retrospectively. We are currently evaluating the impact of ASU 2025-06 on the Company's financial condition and results of operations.

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

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Quarter ended March 31,
($ in thousands)	2026	2025
Cash paid (received) during the period for:
Interest	$8,558	8,591

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,608	2,474
Operating cash flows from financing leases	41	74
Financing cash flows from finance leases	665	701

Non-cash items:
Corporate actions related to fixed income securities, available-for-sale ("AFS")[1]	15,326	18,802
Conversion of AFS fixed income securities to equity securities	—	736
Assets acquired under operating lease arrangements	—	572
Non-cash purchase of property and equipment	13	101
1Examples of corporate actions include like-kind exchanges, non-cash acquisitions, and stock splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	March 31, 2026	December 31, 2025
Cash	$176	346
Restricted cash	10,717	17,612
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$10,893	17,958

Amounts in restricted cash represent cash received from the National Flood Insurance Program ("NFIP") that can only be used to pay flood claims under the Write Your Own program.

NOTE 4. Investments
(a) Information regarding our AFS securities as of March 31, 2026 and December 31, 2025, were as follows:

March 31, 2026	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$192,404	—	24	(15,620)	176,808
Foreign government	9,613	(12)	33	(880)	8,754
Obligations of states and political subdivisions	585,674	(305)	4,864	(25,142)	565,091
Corporate securities	3,591,560	(13,065)	38,836	(83,897)	3,533,434
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS")	2,613,702	(14,029)	17,674	(46,140)	2,571,207
Residential mortgage-backed securities ("RMBS")	2,236,479	(11,393)	12,956	(69,136)	2,168,906
Commercial mortgage-backed securities ("CMBS")	716,204	(15)	3,016	(15,630)	703,575
Total AFS fixed income securities	$9,945,636	(38,819)	77,403	(256,445)	9,727,775

December 31, 2025	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$177,877	—	108	(14,778)	163,207
Foreign government	10,768	(16)	47	(797)	10,002
Obligations of states and political subdivisions	567,757	(259)	6,342	(23,883)	549,957
Corporate securities	3,409,875	(7,691)	73,842	(71,862)	3,404,164
CLO and other ABS	2,570,451	(11,902)	26,596	(34,859)	2,550,286
RMBS	2,127,004	(11,284)	21,547	(61,334)	2,075,933
CMBS	713,146	(135)	5,221	(14,605)	703,627
Total AFS fixed income securities	$9,576,878	(31,287)	133,703	(222,118)	9,457,176

The following tables provide a roll forward of the allowance for credit losses on our AFS fixed income securities for the indicated periods:

Quarter ended March 31, 2026	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$16	—	—	(4)	—	—	12
Obligations of states and political subdivisions	259	93	—	(44)	(3)	—	305
Corporate securities	7,691	4,903	—	981	(510)	—	13,065
CLO and other ABS	11,902	650	—	1,478	(1)	—	14,029
RMBS	11,284	47	—	170	(108)	—	11,393
CMBS	135	—	—	(120)	—	—	15
Total AFS fixed income securities	$31,287	5,693	—	2,461	(622)	—	38,819

Quarter ended March 31, 2025	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$21	—	—	(2)	—	—	19
Obligations of states and political subdivisions	570	6	—	(71)	(86)	—	419
Corporate securities	14,924	1,109	—	(2,643)	(774)	—	12,616
CLO and other ABS	4,889	677	—	62	(129)	—	5,499
RMBS	11,544	—	—	(47)	(155)	—	11,342
CMBS	—	279	—	1	—	—	280
Total AFS fixed income securities	$31,948	2,071	—	(2,700)	(1,144)	—	30,175

During First Quarter 2026 and First Quarter 2025, we had no write-offs or recoveries of our AFS fixed income securities.

For information on our methodology and significant inputs used to measure expected credit losses, our accounting policy for recognizing write-offs of uncollectible amounts, and our treatment of accrued interest, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2025 Annual Report. Accrued interest on AFS securities was $91.2 million as of March 31, 2026, and $88.9 million as of December 31, 2025. We did not record any material write-offs of accrued interest in First Quarter 2026 or First Quarter 2025.

(b) Quantitative information about unrealized losses on our AFS portfolio follows:

March 31, 2026	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$59,910	(445)	108,429	(15,175)	168,339	(15,620)
Foreign government	—	—	7,824	(880)	7,824	(880)
Obligations of states and political subdivisions	101,650	(1,410)	206,943	(23,732)	308,593	(25,142)
Corporate securities	726,764	(10,480)	716,030	(73,417)	1,442,794	(83,897)
CLO and other ABS	999,538	(15,841)	428,699	(30,299)	1,428,237	(46,140)
RMBS	788,303	(8,072)	601,291	(61,064)	1,389,594	(69,136)
CMBS	125,566	(1,840)	279,711	(13,790)	405,277	(15,630)
Total AFS fixed income securities	$2,801,731	(38,088)	2,348,927	(218,357)	5,150,658	(256,445)

December 31, 2025	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$28,710	(57)	110,826	(14,721)	139,536	(14,778)
Foreign government	—	—	9,058	(797)	9,058	(797)
Obligations of states and political subdivisions	53,076	(604)	230,441	(23,279)	283,517	(23,883)
Corporate securities	128,218	(3,070)	830,001	(68,792)	958,219	(71,862)
CLO and other ABS	573,832	(6,993)	462,469	(27,866)	1,036,301	(34,859)
RMBS	283,926	(1,913)	672,455	(59,421)	956,381	(61,334)
CMBS	53,716	(1,009)	304,054	(13,596)	357,770	(14,605)
Total AFS fixed income securities	$1,121,478	(13,646)	2,619,304	(208,472)	3,740,782	(222,118)

We currently do not intend to sell any of the securities summarized in the tables above, nor do we believe we will be required to sell any of them. The increase in gross unrealized losses at March 31, 2026, compared to December 31, 2025, was primarily driven by an increase in benchmark U.S. Treasury rates. Considering these factors and our review of these securities under our credit loss policy as described in Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2025 Annual Report, we have concluded that no additional allowance for credit loss is required on these balances beyond the allowance for credit loss recorded as of March 31, 2026. This conclusion reflects our current judgment about the financial position and future prospects of the entities that issued the investment security and underlying collateral.

(c) AFS and held-to-maturity ("HTM") fixed income securities at March 31, 2026, by contractual maturity are shown below. The maturities of RMBS, CMBS, CLO and other ABS securities were calculated using each security's expected maturities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$547,335	—	—
Due after one year through five years	3,906,457	21,311	20,789
Due after five years through 10 years	3,801,244	—	—
Due after 10 years	1,472,739	—	—
Total fixed income securities	$9,727,775	21,311	20,789

(d) The following table summarizes our alternative investment portfolio by strategy:

	March 31, 2026			December 31, 2025
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss	Carrying Value	Remaining Commitment	Maximum Exposure to Loss
Alternative Investments
Private equity	$346,909	225,088	571,997	335,415	194,275	529,690
Private credit	37,067	127,794	164,861	37,029	133,639	170,668
Real assets	47,443	46,450	93,893	46,081	48,385	94,466
Total alternative investments	$431,419	399,332	830,751	418,525	376,299	794,824

We are contractually committed to make additional investments up to the remaining commitments stated above. We did not provide any non-contractual financial support during 2026 or 2025.

(e) We have pledged certain AFS fixed income securities as collateral related to our borrowing relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). We also had certain securities on deposit with various state and regulatory agencies at March 31, 2026, to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at March 31, 2026:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	24.6	24.6
Obligations of states and political subdivisions	—	—	1.5	1.5
RMBS	64.8	19.1	0.5	84.4
CMBS	—	5.3	—	5.3
Total pledged as collateral	$64.8	24.4	26.6	115.8

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than to certain U.S. government agencies, as of March 31, 2026, or December 31, 2025.

(g) The components of pre-tax net investment income earned were as follows:

	Quarter ended March 31,
($ in thousands)	2026	2025
Fixed income securities	$126,627	105,082
Commercial mortgage loans ("CMLs")	4,229	3,615
Equity securities	4,202	3,567
Short-term investments	5,540	6,233
Alternative investments	6,875	7,079
Other investments	40	231
Investment expenses	(5,130)	(5,116)
Net investment income earned	$142,383	120,691

The increase in net investment income earned in First Quarter 2026 compared to First Quarter 2025, was primarily driven by active portfolio management and operating cash flow deployment.

(h) The following table summarizes net realized and unrealized investment gains and losses for the periods indicated:

	Quarter ended March 31,
($ in thousands)	2026	2025
Gross gains on sales	$3,314	1,727
Gross losses on sales	(4,547)	(2,383)
Net realized gains (losses) on disposals	(1,233)	(656)
Net unrealized gains (losses) on equity securities	1,470	1,050
Net credit loss benefit (expense) on fixed income investments	(8,154)	594
Losses on securities for which we have the intent to sell	(384)	(759)
Net realized and unrealized investment gains (losses)	$(8,301)	229

Net unrealized gains and losses recognized in income on equity securities, as reflected in the table above, included the following:

	Quarter ended March 31,
($ in thousands)	2026	2025
Unrealized gains (losses) recognized in income on equity securities:
On securities remaining in our portfolio at end of period	$1,470	555
On securities sold in period	—	495
Total unrealized gains (losses) recognized in income on equity securities	$1,470	1,050

NOTE 5. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and fair values of our financial liabilities as of March 31, 2026, and December 31, 2025:

	March 31, 2026		December 31, 2025
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$49,937	55,919	49,936	56,973
6.70% Senior Notes	99,624	108,211	99,617	110,244
5.90% Senior Notes	399,920	411,351	399,917	419,869
5.375% Senior Notes	294,766	268,860	294,737	277,541
3.03% borrowings from FHLBI	60,000	59,624	60,000	59,625
Subtotal long-term debt	904,247	903,965	904,207	924,252
Unamortized debt issuance costs	(5,730)		(5,904)
Finance lease obligations	2,905		3,570
Total long-term debt	$901,422		901,873

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2025 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at March 31, 2026, and December 31, 2025:

March 31, 2026		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$176,808	39,299	137,509	—
Foreign government	8,754	—	8,754	—
Obligations of states and political subdivisions	565,091	—	560,353	4,738
Corporate securities	3,533,434	—	3,075,261	458,173
CLO and other ABS	2,571,207	—	1,909,037	662,170
RMBS	2,168,906	—	2,145,662	23,244
CMBS	703,575	—	703,238	337
Total AFS fixed income securities	9,727,775	39,299	8,539,814	1,148,662
Equity securities:
Common stock[1]	386,474	104,502	761	—
Preferred stock	1,803	1,803	—	—
Total equity securities	388,277	106,305	761	—
Short-term investments	451,793	441,072	10,721	—
Total assets measured at fair value	$10,567,845	586,676	8,551,296	1,148,662

December 31, 2025		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$163,207	39,472	123,735	—
Foreign government	10,002	—	10,002	—
Obligations of states and political subdivisions	549,957	—	542,548	7,409
Corporate securities	3,404,164	—	3,035,053	369,111
CLO and other ABS	2,550,286	—	1,985,197	565,089
RMBS	2,075,933	—	2,075,933	—
CMBS	703,627	—	703,292	335
Total AFS fixed income securities	9,457,176	39,472	8,475,760	941,944
Equity securities:
Common stock[1]	382,577	107,125	653	—
Preferred stock	1,839	1,839	—	—
Total equity securities	384,416	108,964	653	—
Short-term investments	648,542	637,751	10,791	—
Total assets measured at fair value	$10,490,134	786,187	8,487,204	941,944
1Investments amounting to $281.2 million at March 31, 2026, and $274.8 million at December 31, 2025, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. These investments are subject to restrictions on redemption, and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following tables provide a summary of Level 3 changes in First Quarter 2026 and First Quarter 2025:

March 31, 2026
($ in thousands)	Obligations of States and Political Subdivisions	Corporate Securities	CLO and Other ABS	RMBS	CMBS	Common Stock	Total
Fair value, December 31, 2025	$7,409	369,111	565,089	—	335	—	941,944
Total net gains (losses) for the period included in:
Other comprehensive income (loss) ("OCI")	4	(4,831)	(8,511)	(277)	6	—	(13,609)
Net realized and unrealized gains (losses)	30	(358)	(135)	—	—	—	(463)
Net investment income earned	—	12	20	(8)	(1)	—	23
Purchases	—	51,107	61,760	23,529	—	—	136,396
Sales	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	—	(33,544)	(7,139)	—	(3)	—	(40,686)
Transfers into Level 3	—	78,871	51,464	—	—	—	130,335
Transfers out of Level 3	(2,705)	(2,195)	(378)	—	—	—	(5,278)
Fair value, March 31, 2026	$4,738	458,173	662,170	23,244	337	—	1,148,662

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	30	(372)	(135)	—	—	—	(477)
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	4	(5,138)	(8,516)	(278)	7	—	(13,921)

March 31, 2025
($ in thousands)	Obligation of state and Political Subdivisions	Corporate Securities	CLO and Other ABS	CMBS	Common Stock	Total
Fair value, December 31, 2024	$7,426	242,679	367,994	340	808	619,247
Total net gains (losses) for the period included in:
OCI	91	2,109	(1,710)	3	—	493
Net realized and unrealized gains (losses)	89	101	(92)	—	33	131
Net investment income earned	—	12	(43)	5	—	(26)
Purchases	—	1,908	30,454	—	—	32,362
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	(5,892)	(7,080)	(3)	—	(12,975)
Transfers into Level 3	—	—	23,279	—	—	23,279
Transfers out of Level 3	—	—	—	—	—	—
Fair value, March 31, 2025	$7,606	240,917	412,802	345	841	662,511

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	89	101	(92)	—	33	131
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	91	2,149	(1,710)	3	—	533

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements of Level 3 assets at March 31, 2026, and December 31, 2025:

March 31, 2026
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$159,475	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 5.3%	2.0%
CLO and other ABS	374,354	Discounted Cash Flow	Illiquidity Spread	(1.8)% - 19.6%	1.9%
Total internal valuations	533,829
Other[1]	614,833
Total Level 3 securities	$1,148,662

December 31, 2025
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$175,433	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 5.3%	1.9%
CLO and other ABS	295,307	Discounted Cash Flow	Illiquidity Spread	(1.8)% - 19.6%	2.3%
Total internal valuations	470,740
Other[1]	471,204
Total Level 3 securities	$941,944
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

The following tables provide quantitative information about our financial assets and liabilities that were not measured at fair value, but were disclosed as such at March 31, 2026, and December 31, 2025:

March 31, 2026		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	$20,789	—	20,789	—
Total HTM fixed income securities	20,789	—	20,789	—

CMLs	$268,273	—	—	268,273

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$55,919	—	55,919	—
6.70% Senior Notes	108,211	—	108,211	—
5.90% Senior Notes	411,351	—	411,351	—
5.375% Senior Notes	268,860	—	268,860	—
3.03% borrowings from FHLBI	59,624	—	59,624	—
Total long-term debt	$903,965	—	903,965	—

December 31, 2025		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	$23,939	—	23,939	—
Total HTM fixed income securities	23,939	—	23,939	—

CMLs	$274,895	—	—	274,895

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$56,973	—	56,973	—
6.70% Senior Notes	110,244	—	110,244	—
5.90% Senior Notes	419,869	—	419,869	—
5.375% Senior Notes	277,541	—	277,541	—
3.03% borrowings from FHLBI	59,625	—	59,625	—
Total long-term debt	$924,252	—	924,252	—

NOTE 6. Allowance for Credit Losses on Premiums Receivable
The following table provides a roll forward of the allowance for credit losses on our premiums receivable balance for the indicated periods:

	Quarter ended March 31,
($ in thousands)	2026	2025
Balance at beginning of period	$21,300	20,400
Current period change for expected credit losses	3,059	3,866
Write-offs charged against the allowance for credit losses	(2,237)	(2,889)
Recoveries	278	223
Allowance for credit losses, end of period	$22,400	21,600

For a discussion of the methodology used to evaluate our estimate of expected credit losses on premiums receivable, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2025 Annual Report.

NOTE 7. Reinsurance
We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. The following tables provide (i) a disaggregation of our reinsurance recoverable balance by financial strength rating and (ii) an aging analysis of our past due reinsurance recoverable balances as of March 31, 2026, and December 31, 2025:

	March 31, 2026
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$153,177	463	153,640
A+	528,667	3,850	532,517
A	138,780	268	139,048
A-	457	109	566
Total rated reinsurers	821,081	4,690	825,771

Non-rated reinsurers
Federal and state pools	81,879	—	81,879
Other than federal and state pools	1,991	43	2,034
Total non-rated reinsurers	83,870	43	83,913

Total reinsurance recoverable, gross	$904,951	4,733	909,684
Less: allowance for credit losses			(2,000)
Total reinsurance recoverable, net			907,684

	December 31, 2025
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$153,275	1,681	154,956
A+	529,027	5,556	534,583
A	130,457	974	131,431
A-	1,166	114	1,280
Total rated reinsurers	813,925	8,325	822,250

Non-rated reinsurers
Federal and state pools	82,322	—	82,322
Other than federal and state pools	12,862	61	12,923
Total non-rated reinsurers	95,184	61	95,245

Total reinsurance recoverable, gross	$909,109	8,386	917,495
Less: allowance for credit losses			(2,000)
Total reinsurance recoverable, net			915,495

The following table provides a roll forward of the allowance for credit losses on our reinsurance recoverable balance for the periods indicated:

	Quarter ended March 31,
($ in thousands)	2026	2025
Balance at beginning of period	$2,000	2,000
Current period change for expected credit losses	—	—
Write-offs charged against the allowance for credit losses	—	—
Recoveries	—	—
Allowance for credit losses, end of period	$2,000	2,000

For a discussion of the methodology used to evaluate our estimate of expected credit losses on our reinsurance recoverable balance, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2025 Annual Report.

The following table lists direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expense incurred for the indicated periods. For more information about reinsurance, refer to Note 9. "Reinsurance" in Item 8. "Financial Statements and Supplementary Data." of our 2025 Annual Report.

	Quarter ended March 31,
($ in thousands)	2026	2025
Premiums written:
Direct	$1,415,661	1,422,851
Assumed	6,850	5,977
Ceded	(197,003)	(188,385)
Net	1,225,508	1,240,443
Premiums earned:
Direct	1,406,722	1,340,446
Assumed	6,934	6,151
Ceded	(196,460)	(187,840)
Net	1,217,196	1,158,757
Loss and loss expense incurred:
Direct	854,718	830,672
Assumed	6,979	5,498
Ceded	(46,193)	(89,845)
Net	$815,504	746,325

NOTE 8. Reserve for Loss and Loss Expense
The table below provides a roll forward of the reserve for loss and loss expense for beginning and ending reserve balances:

	Quarter Ended March 31,
($ in thousands)	2026	2025
Gross reserve for loss and loss expense, at beginning of period	$7,225,398	6,589,801
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of period	877,843	1,022,245
Net reserve for loss and loss expense, at beginning of period	6,347,555	5,567,556
Incurred loss and loss expense for claims occurring in the:
Current year	831,097	759,992
Prior years	(15,593)	(13,667)
Total incurred loss and loss expense	815,504	746,325
Paid loss and loss expense for claims occurring in the:
Current year	116,581	105,268
Prior years	497,106	487,152
Total paid loss and loss expense	613,687	592,420
Net reserve for loss and loss expense, at end of period	6,549,372	5,721,461
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	869,048	889,394
Gross reserve for loss and loss expense, at end of period	$7,418,420	6,610,855

Favorable prior year property reserve development was $15.6 million in First Quarter 2026. We did not record any favorable or unfavorable prior year casualty reserve development in First Quarter 2026.

Prior year reserve development in First Quarter 2025 was favorable by $13.7 million, consisting of $18.7 million of favorable property reserve development, partially offset by $5.0 million of unfavorable casualty reserve development. The unfavorable casualty reserve development related to our Standard Personal Lines segment and reflected $5.0 million in unfavorable development, primarily related to increased severities in accident year 2024 in the personal automobile line of business.

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

(a) The following table presents revenues by segments and a reconciliation to consolidated revenue.

Revenue by Segment	Quarter ended March 31,
($ in thousands)	2026	2025
Standard Commercial Lines:
Net premiums earned ("NPE"):
General liability	$315,102	294,687
Commercial automobile	296,380	283,585
Commercial property	201,634	186,530
Workers compensation	79,821	79,036
Businessowners' policies	51,759	46,893
Bonds	12,087	13,258
Other	8,976	8,221
Total Standard Commercial Lines NPE	965,759	912,210
Standard Personal Lines:
Net premiums earned:
Personal automobile	46,664	52,968
Homeowners	50,079	47,943
Other	3,285	2,744
Total Standard Personal Lines NPE	100,028	103,655
E&S Lines:
Net premiums earned:
Casualty lines	89,511	85,119
Property lines	61,898	57,773
Total E&S Lines NPE	151,409	142,892
Investments:
Net investment income earned	142,383	120,691
Net realized and unrealized investment gains (losses)	(8,301)	229
Total Investments revenue	134,082	120,920
Total segments revenue	1,351,278	1,279,677
Other income	7,647	5,509
Total revenues	$1,358,925	1,285,186

(b) The following tables present information about our segments' pre- and after-tax income, significant expenses, and reconciliations to consolidated results for the periods indicated.

Quarter Ended March 31, 2026	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
($ in thousands)
Total segment revenues	$965,759	100,028	151,409	1,217,196	134,082	1,351,278

Loss and loss expense incurred:
Net catastrophe losses	57,184	13,200	4,966	75,350	—	75,350
Non-catastrophe property loss and loss expense	127,774	29,256	21,029	178,059	—	178,059
(Favorable)/unfavorable prior year casualty reserve development	—	—	—	—	—	—
Current year casualty loss costs	471,876	26,843	63,376	562,095	—	562,095
Total loss and loss expense incurred	656,834	69,299	89,371	815,504	—	815,504
Net underwriting expenses incurred:
Commissions to distribution partners	175,527	5,857	35,071	216,455	—	216,455
Salaries and employee benefits	84,922	9,096	7,416	101,434	—	101,434
Other segment expenses	49,578	8,618	3,662	61,858	—	61,858
Total net underwriting expenses incurred	310,027	23,571	46,149	379,747	—	379,747
Dividends to policyholders	700	—	—	700	—	700

Segment income (loss), before income tax	(1,802)	7,158	15,889	21,245	134,082	155,327
Income tax (expense) benefit				(4,461)	(27,574)	(32,035)
Segment income (loss), after income tax				16,784	106,508	123,292

Reconciliation of segment income (loss) to consolidated income before and after income tax
Total segment income (loss)						155,327
Interest expense						(13,221)
Corporate expenses						(17,904)
Income before income tax						124,202
Income tax (expense) benefit on segment income (loss)						(32,035)
Income tax (expense) benefit on interest and corporate expenses						5,509
Total income tax (expense) benefit						(26,526)
Net income						97,676
Preferred stock dividends						(2,300)
Net income available to common stockholders						95,376

Quarter Ended March 31, 2025	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
($ in thousands)
Total segment revenues	$912,210	103,655	142,892	1,158,757	120,920	1,279,677

Loss and loss expense incurred:
Net catastrophe losses	19,811	7,113	16,433	43,357	—	43,357
Non-catastrophe property loss and loss expense	128,791	36,489	13,416	178,696	—	178,696
(Favorable)/unfavorable prior year casualty reserve development	—	5,000	—	5,000	—	5,000
Current year casualty loss costs	433,064	28,067	58,141	519,272	—	519,272
Total loss and loss expense incurred	581,666	76,669	87,990	746,325	—	746,325
Net underwriting expenses incurred:
Commissions to distribution partners	170,170	7,351	32,707	210,228	—	210,228
Salaries and employee benefits	79,591	8,595	7,595	95,781	—	95,781
Other segment expenses	46,882	9,003	3,918	59,803	—	59,803
Total net underwriting expenses incurred	296,643	24,949	44,220	365,812	—	365,812
Dividends to policyholders	983	—	—	983	—	983

Segment income (loss), before income tax	32,918	2,037	10,682	45,637	120,920	166,557
Income tax (expense) benefit				(9,584)	(25,118)	(34,702)
Segment income (loss), after income tax				36,053	95,802	131,855

Reconciliation of segment income (loss) to consolidated income before and after income tax
Total segment income (loss)						166,557
Interest expense						(9,573)
Corporate expenses						(18,098)
Income before income tax						138,886
Income tax (expense) benefit on segment income (loss)						(34,702)
Income tax (expense) benefit on interest and corporate expenses						5,712
Total Income tax (expense) benefit						(28,990)
Net income						109,896
Preferred stock dividends						(2,300)
Net income available to common stockholders						107,596

The "Other segment expenses" primarily consist of (i) fees paid for licenses, (ii) depreciation expense, and (iii) general overhead items to operate our business operations, including travel, postage, telephone, and utility expenses. "Loss and loss expense incurred" includes a portion of salaries and employee benefits related to claims personnel.

(c) The following tables present reconciliations of our segments' ROE contributions and combined ratios to consolidated results.

ROE	Quarter ended March 31,
	2026	2025
Standard Commercial Lines segment	(0.2)%	3.5
Standard Personal Lines segment	0.7	0.2
E&S Lines segment	1.5	1.1
Total insurance operations	2.0	4.8

Net investment income earned	13.3	12.8
Net realized and unrealized investment gains (losses)	(0.8)	—
Total investments segment	12.5	12.8

Other	(3.3)	(3.2)
ROE	11.2	14.4

Combined Ratio	Quarter ended March 31,
	2026		2025
	Amount	Ratio	Amount	Ratio
Standard Commercial Lines:
Net premiums earned	$965,759		912,210
Loss and loss expense incurred	656,834	68.0%	581,666	63.8
Net underwriting expenses incurred[1]	310,027	32.1	296,643	32.5
Dividends to policyholders	700	0.1	983	0.1
Underwriting income (loss)	(1,802)	100.2	32,918	96.4

Standard Personal Lines:
Net premiums earned	100,028		103,655
Loss and loss expense incurred	69,299	69.2	76,669	73.9
Net underwriting expenses incurred[1]	23,571	23.6	24,949	24.1
Underwriting income (loss)	7,158	92.8	2,037	98.0

E&S Lines:
Net premiums earned	151,409		142,892
Loss and loss expense incurred	89,371	59.0	87,990	61.6
Net underwriting expenses incurred[1]	46,149	30.5	44,220	30.9
Underwriting income (loss)	15,889	89.5	10,682	92.5

Total Insurance Operations:
Net premiums earned	1,217,196		1,158,757
Loss and loss expense incurred	815,504	67.0	746,325	64.4
Net underwriting expenses incurred[1]	379,747	31.2	365,812	31.6
Dividends to policyholders	700	0.1	983	0.1
Underwriting income (loss)	21,245	98.3	45,637	96.1
1"Net underwriting expenses incurred" includes "Other income" allocated to each reportable segment.

NOTE 10. Retirement Plans
The primary pension plan for our employees is the Retirement Income Plan for Selective Insurance Company of America (the "Pension Plan"). The Pension Plan is closed to new entrants, and its benefits ceased accruing after March 31, 2016. For more information about Selective Insurance Company of America's ("SICA") retirement plans, see Note 15. "Retirement Plans" in Item 8. "Financial Statements and Supplementary Data." of our 2025 Annual Report.

The following tables provide information about the Pension Plan:

	Pension Plan
	Quarter ended March 31,
($ in thousands)	2026	2025
Net Periodic Pension Cost (Benefit):
Interest cost	$3,696	3,973
Expected return on plan assets	(5,783)	(5,339)
Amortization of unrecognized net actuarial loss	800	868
Total net periodic pension cost (benefit)[1]	$(1,287)	(498)
1The components of net periodic pension cost (benefit) are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	Three Months ended March 31
	2026	2025
Weighted-Average Expense Assumptions:
Discount rate	5.48%	5.69%
Effective interest rate for calculation of interest cost	4.94	5.42
Expected return on plan assets	6.85	6.60

NOTE 11. Comprehensive Income (Loss)
The components of comprehensive income (loss), both gross and net of tax, for First Quarter 2026 and First Quarter 2025 were as follows:

First Quarter 2026
($ in thousands)	Gross	Tax	Net
Net income (loss)	$124,202	26,526	97,676
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	(81,872)	(17,198)	(64,674)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(18,555)	(3,897)	(14,658)
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	1,663	350	1,313
Credit loss (benefit) expense	8,154	1,713	6,441
Total unrealized gains (losses) on investment securities	(90,610)	(19,032)	(71,578)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	807	170	637
Total defined benefit pension and post-retirement plans	807	170	637
Other comprehensive income (loss)	(89,803)	(18,862)	(70,941)
Comprehensive income (loss)	$34,399	7,664	26,735

First Quarter 2025
($ in thousands)	Gross	Tax	Net
Net income (loss)	$138,886	28,990	109,896
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	69,260	14,545	54,715
Unrealized gains (losses) on securities with credit loss recognized in earnings	12,766	2,680	10,086
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	(274)	(58)	(216)
Credit loss (benefit) expense	(629)	(132)	(497)
Total unrealized gains (losses) on investment securities	81,123	17,035	64,088
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	872	183	689
Total defined benefit pension and post-retirement plans	872	183	689
Other comprehensive income (loss)	81,995	17,218	64,777
Comprehensive income (loss)	$220,881	46,208	174,673

The following table shows each component of accumulated other comprehensive income (loss) ("AOCI") (net of taxes), including balances and changes, as of March 31, 2026:

March 31, 2026	Net Unrealized Gains (Losses) on Investment Securities			Defined Benefit Pension and Post-Retirement Plans	Total AOCI
($ in thousands)	Credit Loss Related[1]	All Other	Investments Subtotal
Balance, December 31, 2025	$(44,973)	(24,861)	(69,834)	(81,826)	(151,660)
OCI before reclassifications	(14,658)	(64,674)	(79,332)	—	(79,332)
Amounts reclassified from AOCI	6,441	1,313	7,754	637	8,391
Net current period OCI	(8,217)	(63,361)	(71,578)	637	(70,941)
Balance, March 31, 2026	$(53,190)	(88,222)	(141,412)	(81,189)	(222,601)
1Represents change in unrealized gains (losses) on securities with credit loss recognized in earnings.

The reclassifications out of AOCI were as follows:

	Quarter ended March 31,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2026	2025
Net realized (gains) losses on disposals and intent-to-sell AFS securities
Net realized (gains) losses	$1,663	(274)	Net realized and unrealized investment gains (losses)
Tax (benefit) expense	(350)	58	Total income tax expense (benefit)
Net of taxes	1,313	(216)	Net income (loss)
Credit loss related
Credit loss (benefit) expense	8,154	(629)	Net realized and unrealized investment gains (losses)
Tax (benefit) expense	(1,713)	132	Total income tax expense (benefit)
Net of taxes	6,441	(497)	Net income (loss)
Defined benefit pension and post-retirement life plans
Net actuarial loss	186	201	Loss and loss expense incurred
Net actuarial loss	621	671	Other insurance expenses
Total	807	872	Income (loss) before income tax
Tax (benefit) expense	(170)	(183)	Total income tax expense (benefit)
Net of taxes	637	689	Net income (loss)
Total reclassifications for the period	$8,391	(24)	Net income (loss)

NOTE 12. Equity
On October 22, 2025, the Company announced that its Board of Directors authorized a new share repurchase program under which the Company may repurchase issued and outstanding shares of common stock up to $200 million, exclusive of any excise tax impact. This program was effective on October 27, 2025 and has no expiration date. Activity under the authorization was as follows:

Quarter ended March 31, 2026	Total Number of Shares Purchased	Total Cost[1] (in millions)	Remaining Authorization as of 3/31/26 (in millions)
Authorized Share Repurchase Program	337,303	30.0	140.0
1Excludes commissions and excise tax.

NOTE 13. Earnings per Common Share
The following table presents the calculations of earnings per common share ("EPS") on a basic and diluted basis:

	Quarter ended March 31,
(in thousands, except per share amounts)	2026	2025
Net income (loss) available to common stockholders:	$95,376	107,596

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	59,990	60,865
Effect of dilutive securities - stock compensation plans	493	426
Weighted average common shares outstanding - diluted	60,483	61,291

EPS:
Basic	$1.59	1.77
Diluted	1.58	1.76

NOTE 14. Related Party Transactions
Vanguard, one of the world’s largest investment management companies, previously reported that it had purchased our common shares in the ordinary course of its investment business and had previously filed Schedules 13G/A with the SEC. Based on their February 13, 2024 filing of Schedule 13G/A, their beneficial ownership was 10.24% of our common stock as of December 29, 2023.

Subsequently, on March 27, 2026, The Vanguard Group, Inc. filed a Schedule 13G/A with the SEC indicating that it holds no interest in our common shares. The filing indicated that due to an internal alignment, The Vanguard Group, Inc. will report beneficial interests on a disaggregated basis from its subsidiaries or business units. The disaggregated reporting for our common shares has not yet been filed with the SEC. We do not expect Vanguard or its subsidiaries to be deemed a controlling person for the purposes of applicable insurance law, but we will continue to monitor the filings when they occur.

NOTE 15. Litigation
As of March 31, 2026, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
The terms “Company,” “we,” “us,” and “our” refer to Selective Insurance Group, Inc. (the “Parent”) and its subsidiaries, except as expressly indicated or the context otherwise requires. Certain statements in this Quarterly Report on Form 10‑Q, including information incorporated by reference, are “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The PSLRA provides a safe harbor for forward‑looking statements under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Forward‑looking statements include our expectations, intentions, beliefs, projections, estimates, or forecasts regarding future events or financial performance. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, or performance to differ materially from those expressed or implied in the forward‑looking statements. In some cases, forward‑looking statements may be identified by words such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “intend,” “estimate,” “project,” “predict,” “potential,” “pro forma,” “seek,” “target,” “continue,” or similar terms.

Forward‑looking statements are predictions only, and we cannot guarantee that the expectations expressed in such statements will prove correct. We undertake no obligation to publicly update or revise any forward‑looking statements, except as required by law.

We discuss factors that could cause actual results to differ materially from those expressed in forward‑looking statements in Item 1A, “Risk Factors,” of this Form 10‑Q. These risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors may emerge at any time. We cannot predict these new factors, their potential impact on our business, or the extent to which any factor – or combination of factors – may cause actual results to differ materially from those expressed in forward‑looking statements. In light of these risks, uncertainties, and assumptions, the forward‑looking events discussed in this report may not occur.

Introduction
We classify our business into four reportable segments:

•Standard Commercial Lines;
•Standard Personal Lines;
•Excess and Surplus Lines ("E&S Lines"); and
•Investments.

For more details about these segments, refer to Note 9. "Segment Information" in Item 1. "Financial Statements." of this Form 10-Q and Note 12. "Segment Information" in Item 8. "Financial Statements and Supplementary Data." of our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Annual Report").

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

The following is Management’s Discussion and Analysis ("MD&A") of our financial condition and consolidated results of operations, including an evaluation of the amounts and certainty of cash flows from operations and outside sources, trends, and uncertainties that may have a material impact in future periods. Investors should read the MD&A in conjunction with Item 1. "Financial Statements." of this Form 10-Q and the consolidated financial statements in our 2025 Annual Report filed with the United States ("U.S.") Securities and Exchange Commission.

In the MD&A, we will discuss and analyze the following:

•Critical Accounting Policies and Estimates;
•Financial Highlights of Results for the first quarters ended March 31, 2026 ("First Quarter 2026") and March 31, 2025 ("First Quarter 2025")
•Results of Operations and Related Information by Segment;
•Federal Income Taxes;
•Liquidity and Capital Resources; and
•Ratings.

Critical Accounting Policies and Estimates
Our unaudited interim consolidated financial statements include amounts for which we have made informed estimates and judgments for transactions not yet completed. Such estimates and judgments affect the reported amounts in the consolidated financial statements. As outlined in our 2025 Annual Report, those estimates and judgments most critical to the preparation of the consolidated financial statements involved the following: (i) reserve for loss and loss expense; (ii) investment valuation and the allowance for credit losses on available-for-sale ("AFS") fixed income securities; and (iii) reinsurance. These estimates and judgments require our use of assumptions about highly uncertain matters that make them subject to change as facts and circumstances develop. If we applied different estimates and judgments, the financial statements might have reported materially different amounts. For additional information regarding our critical accounting policies and estimates, refer to pages 38 through 45 of our 2025 Annual Report.

Financial Highlights of Results for First Quarter 2026 and 20251

	Quarter ended March 31,		Change % or Points
($ and shares in thousands, except per share amounts)	2026	2025
Financial Data:
Revenues	$1,358,925	1,285,186	6%
After-tax net investment income	113,065	95,621	18
After-tax underwriting income (loss)	16,784	36,053	(53)
Net income (loss) before federal income tax	124,202	138,886	(11)
Net income (loss)	97,676	109,896	(11)
Net income (loss) available to common stockholders	95,376	107,596	(11)

Key Metrics:
Combined ratio	98.3%	96.1	2.2	pts
Invested assets per dollar of common stockholders' equity	$3.36	3.37	—%
Annualized after-tax yield on investment portfolio	4.0%	3.8	0.2	pts
Return on common equity ("ROE")	11.2	14.4	(3.2)
Net premiums written ("NPW") to statutory surplus	$1.35	1.47	(8)%

Per Common Share Amounts:
Diluted net income (loss) per share	$1.58	1.76	(10)%
Book value per share	56.58	50.33	12
Dividends declared per share to common stockholders	0.43	0.38	13

Non-GAAP Information:
Non-GAAP operating income (loss)[2]	$101,933	107,414	(5)%
Non-GAAP operating income (loss) per diluted common share[2]	1.69	1.76	(4)
Non-GAAP operating ROE[2]	12.0%	14.4	(2.4)	pts
Adjusted book value per common share[2]	$58.94	53.39	10%
1Refer to the Glossary of Terms attached to our 2025 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.
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

The tables below provide reconciliations of our GAAP to non-GAAP measures:

Reconciliation of net income (loss) available to common stockholders to non-GAAP operating income (loss)	Quarter ended March 31,
($ in thousands)	2026	2025
Net income (loss) available to common stockholders	$95,376	107,596
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	8,301	(229)
Tax on reconciling items	(1,744)	47
Non-GAAP operating income (loss)	$101,933	107,414

Reconciliation of net income (loss) available to common stockholders per diluted common share to non-GAAP operating income (loss) per diluted common share	Quarter ended March 31,
	2026	2025
Net income (loss) available to common stockholders per diluted common share	$1.58	1.76
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	0.14	—
Tax on reconciling items	(0.03)	—
Non-GAAP operating income (loss) per diluted common share	$1.69	1.76

Reconciliation of ROE to non-GAAP operating ROE	Quarter ended March 31,
	2026	2025
ROE	11.2%	14.4
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	1.0	—
Tax on reconciling items	(0.2)	—
Non-GAAP operating ROE	12.0%	14.4

Reconciliation of book value per common share to adjusted book value per common share	Quarter ended March 31,
	2026	2025
Book value per common share	$56.58	50.33
Total unrealized investment (gains) losses included in accumulated other comprehensive income (loss), before tax	2.99	3.88
Tax on reconciling items	(0.63)	(0.82)
Adjusted book value per common share	$58.94	53.39

The following table depicts the components of ROE and non-GAAP operating ROE:

ROE and non-GAAP operating ROE Components	Quarter ended March 31,		Change Points
	2026	2025
Standard Commercial Lines Segment	(0.2)%	3.5	(3.7)
Standard Personal Lines Segment	0.7	0.2	0.5
E&S Lines Segment	1.5	1.1	0.4
Total insurance operations	2.0	4.8	(2.8)

Net investment income earned	13.3	12.8	0.5
Net realized and unrealized investment gains (losses)	(0.8)	—	(0.8)
Total investments segment	12.5	12.8	(0.3)

Other	(3.3)	(3.2)	(0.1)

ROE	11.2	14.4	(3.2)
Net realized and unrealized investment (gains) losses, after tax	0.8	—	0.8
Non-GAAP operating ROE	12.0	14.4	(2.4)

In First Quarter 2026, we delivered an ROE of 11.2% and a non-GAAP operating ROE of 12.0%, driven by strong after-tax investment income of $113 million.

On a relative basis compared to last year, ROE declined 3.2 points and non-GAAP operating ROE declined 2.4 points in First Quarter 2026 compared to First Quarter 2025. This decline was driven by our insurance operations. Our overall combined ratio of 98.3% for First Quarter 2026 was 2.2 points higher than the 96.1% in First Quarter 2025, primarily driven by higher catastrophe losses and current year loss costs. The increased loss trend assumptions that we recognized over the course of 2025 are included in our expectations for 2026, which is the driver behind the increase in current year loss costs this year compared to last. The insurance segments contributed 2.0 points of ROE in First Quarter 2026, down 2.8 points from prior-year quarter.

Outlook
In First Quarter 2026, we delivered a double-digit operating ROE of 12.0% and returned $56 million to common stockholders through regular dividends and opportunistic share repurchases, reinforcing our commitment to delivering long-term value. As Selective celebrates its 100th anniversary in 2026, we are proud of our history, the work our employees do, and the value we deliver our policyholders, distribution partners, and shareholders. To ensure our continued success, we remain focused on a set of key priorities across the company to drive future success, including:

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

•Further leveraging the use of data analytics and technology, including general-purpose, industry-trained, and agentic artificial intelligence ("AI") solutions, to drive operational efficiency and improved underwriting and claim outcomes. Early AI successes in claims, underwriting, and risk management are delivering measurable outcomes in accuracy, speed, and productivity, positioning us to responsibly scale AI across the organization. We have also made considerable progress in modernizing our policy acquisition and claims systems. For example, system enhancements in our E&S Lines segment have created significant operational efficiency, with the segment’s premium production increasing significantly despite limited headcount growth.

•Building a connected, accountable, and empowered organization by developing talent and aligning on prioritized goals.

We remain committed to making strategic investments that fuel continued growth, innovation, and performance excellence. As we position ourselves for the future, we have several strategies to grow market share profitably:

•In our existing footprint, we are focused on growing with existing partners and strategically appointing new agency locations. In First Quarter 2026, we had a net increase of approximately thirty agency locations, and we had a net increase of 100 agency locations in 2025.

•Careful and deliberate geographic expansion. Since 2017, we have added fourteen states to our Standard Commercial Lines footprint, including Kansas in 2025. In First Quarter 2026, these expansion states produced $125 million in premium, representing approximately 9% of total direct premiums written and 1% marginal total premium growth. We expect to write new business in Montana and Wyoming by the end of 2026.

Our full-year expectations for 2026 are as follows:

•A GAAP combined ratio of 96.5% to 97.5%, including net catastrophe losses of 6 points. Our combined ratio estimate assumes no prior year casualty reserve development, as we record our best estimate each quarter. We do not make assumptions about future reserve development;
•After-tax net investment income of $465 million;
•An overall effective tax rate of 21.5%; and
•Weighted average shares of 60.5 million on a fully diluted basis, down from 61 million in our initial guidance. This reflects share repurchases in First Quarter 2026, but does not make assumptions about future share repurchases under our existing authorization.

Results of Operations and Related Information by Segment
Insurance Operations
The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter ended March 31,		Change % or Points
($ in thousands)	2026	2025
Insurance Operations Results:
NPW	$1,225,508	1,240,443	(1)%
Net premiums earned (“NPE”)	1,217,196	1,158,757	5
Less:
Loss and loss expense incurred	815,504	746,325	9
Net underwriting expenses incurred	379,747	365,812	4
Dividends to policyholders	700	983	(29)
Underwriting income (loss)	$21,245	45,637	(53)%
Combined Ratios:
Loss and loss expense ratio	67.0%	64.4	2.6	pts
Underwriting expense ratio	31.2	31.6	(0.4)
Dividends to policyholders ratio	0.1	0.1	—
Combined ratio	98.3	96.1	2.2

NPW decreased modestly in First Quarter 2026 compared to First Quarter 2025, reflecting lower new business in a competitive environment and deliberate actions to enhance underwriting profitability. While this is a primary focus of ours, we are also executing strategies to support future growth opportunities, including expanding our geographic footprint and broadening our E&S distribution capabilities with retail access.

	Quarter ended March 31,
($ in millions)	2026	2025
Direct new business premiums	$214.0	251.3
Renewal pure price increases	7.2%	10.3

NPE grew 5% in First Quarter 2026 compared to the First Quarter 2025, driven by growth in NPW in 2025 and the corresponding earnings of those premiums written.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

	Quarter ended March 31,		Change % or Points
($ in thousands)	2026	2025
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$—	5,000	(100)%
Current year casualty loss costs	562,095	519,272	8
Net catastrophe losses	75,350	43,357	74
Non-catastrophe property loss and loss expenses	178,059	178,696	—
Total loss and loss expense incurred	815,504	746,325	9

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	—%	0.4	(0.4)	pts
Current year casualty loss costs	46.2	44.9	1.3
Net catastrophe losses	6.2	3.7	2.5
Non-catastrophe property loss and loss expenses	14.6	15.4	(0.8)
Total impact on loss and loss expense ratio	67.0	64.4	2.6

The loss and loss expense ratio increased 2.6 points in First Quarter 2026 compared to First Quarter 2025, driven by higher net catastrophe losses and current year casualty loss costs. Net catastrophe losses were 2.5 points higher in First Quarter 2026 compared to First Quarter 2025, due to a higher frequency and severity of winter storms and thunderstorm events that impacted our footprint this year compared to last.

Current year casualty loss costs were higher in First Quarter 2026 compared to the same prior-year period, as the increased loss trend assumptions that we recognized over the course of 2025 are included in our expectations for 2026.

Standard Commercial Lines Segment

	Quarter ended March 31,		Change % or Points
($ in thousands)	2026	2025
Insurance Segments Results:
NPW	$992,387	1,003,225	(1)%
NPE	965,759	912,210	6
Less:
Loss and loss expense incurred	656,834	581,666	13
Net underwriting expenses incurred	310,027	296,643	5
Dividends to policyholders	700	983	(29)
Underwriting income (loss)	(1,802)	32,918	(105)
Combined Ratios:
Loss and loss expense ratio	68.0%	63.8	4.2	pts
Underwriting expense ratio	32.1	32.5	(0.4)
Dividends to policyholders ratio	0.1	0.1	—
Combined ratio	100.2	96.4	3.8

NPW decreased modestly in First Quarter 2026 compared to First Quarter 2025, reflecting lower new business and retention in a competitive environment and deliberate actions to strengthen underwriting profitability. Retention is flat with year-end 2025, but down three-points compared to First Quarter 2025 due to pricing and underwriting actions aimed at improving profitability.

	Quarter ended March 31,
($ in millions)	2026	2025
Direct new business premiums	$132.0	172.2
Retention	82%	85%
Renewal pure price increases	7.1	9.1

NPE grew 6% in First Quarter 2026 compared to First Quarter 2025, driven by growth in NPW in 2025 and the corresponding earnings of those premiums written.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

	Quarter ended March 31,		Change % or Points
($ in thousands)	2026	2025
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$—	—	—%
Current year casualty loss costs	471,876	433,064	9
Net catastrophe losses	57,184	19,811	189
Non-catastrophe property loss and loss expenses	127,774	128,791	(1)
Total loss and loss expense incurred	656,834	581,666	13

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	—%	—	—	pts
Current year casualty loss costs	48.9	47.5	1.4
Net catastrophe losses	5.9	2.2	3.7
Non-catastrophe property loss and loss expenses	13.2	14.1	(0.9)
Total impact on loss and loss expense ratio	68.0	63.8	4.2

The loss and loss expense ratio increased 4.2 points in First Quarter 2026 compared to First Quarter 2025, driven by higher net catastrophe losses and current year casualty loss costs. Net catastrophe property losses increased the loss and loss expense ratio by 3.7 points in First Quarter 2026 compared to the same prior-year period, driven by a higher frequency and severity of winter storms and thunderstorm events that impacted our footprint this year compared to last.

Current year casualty loss costs were higher in First Quarter 2026 compared to the same prior-year period as the increased loss trend assumptions that we recognized over the course of 2025 are included in our expectations for 2026. Elevated severity trend assumptions attributable to social inflation on our general liability and commercial automobile liability lines of business drove the increased loss trend assumptions. Lower workers compensation loss trends provided a partial offset due to decreasing claim frequencies in our 2026 expectations.

Refer to the line of business sections below for qualitative discussion on the significant drivers of changes in current year casualty loss costs.

Information about our most significant Standard Commercial Lines of business follows:

General Liability
	Quarter ended March 31,		Change % or Points[1]
($ in thousands)	2026	2025
NPW	$334,057	333,896	—%
Direct new business	37,757	53,665	n/a
Retention	83%	85	n/a
Renewal pure price increases	9.2	12.0	n/a
NPE	$315,102	294,687	7%
Underwriting income (loss)	(23,802)	(15,913)	50
Combined ratio	107.6%	105.4	2.2	pts
% of total Standard Commercial Lines NPW	34	33
1n/a: not applicable.

NPW growth was flat in First Quarter 2026 compared to the same prior-year period, reflecting deliberate actions to enhance underwriting profitability. In sectors and markets where pricing does not align with our view of rate need, we are taking targeted underwriting actions, including (i) revising underwriting guidelines, (ii) tightening coverage offerings, and (iii) reducing writings.

NPE grew 7% in First Quarter 2026 compared to First Quarter 2025, driven by growth in NPW in 2025 and the corresponding earnings of those premiums written.

The combined ratio increased 2.2 points in First Quarter 2026 compared to First Quarter 2025, primarily driven by the following:

	Quarter ended March 31,		Change % or Points
($ in thousands)	2026	2025
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$—	—	—%
Current year casualty loss costs	235,005	213,674	10
Total loss and loss expense incurred	235,005	213,674	10

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	—%	—	—	pts
Current year casualty loss costs	74.6	72.5	2.1
Total impact on loss and loss expense ratio	74.6	72.5	2.1

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

These dynamics have impacted our view of current year loss costs. We embedded a 2.1-point increase in current year casualty loss costs in First Quarter 2026 compared to First Quarter 2025, driven by higher social inflation-related severity assumptions.

Commercial Automobile
	Quarter ended March 31,		Change % or Points[1]
($ in thousands)	2026	2025
NPW	$301,516	312,654	(4)%
Direct new business	28,467	45,871	n/a
Retention	82%	85	n/a
Renewal pure price increases	9.1	10.6	n/a
NPE	$296,380	283,585	5%
Underwriting income (loss)	5,564	7,644	(27)
Combined ratio	98.1%	97.3	0.8	pts
% of total Standard Commercial Lines NPW	30	31
1n/a: not applicable.

NPW decreased 4% in First Quarter 2026 compared to the same prior-year period, driven by underwriting actions to improve profitability, such as achieving renewal pure price increases and tightening underwriting guidelines for fleet exposures. Lower renewal pure price increases this year compared to last were driven by a reduction in rates for physical damage that were partially offset by higher commercial automobile liability rates.

NPE grew 5% in First Quarter 2026 compared to the First Quarter 2025, driven by growth in NPW in 2025 and the corresponding earnings of those premiums written.

The combined ratio increased 0.8 points in First Quarter 2026 compared to the same prior-year period, and included the following:

	Quarter ended March 31,		Change % or Points
($ in thousands)	2026	2025
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$—	—	—%
Current year casualty loss costs	162,718	144,739	12
Net catastrophe losses	394	1,477	(73)
Non-catastrophe property loss and loss expenses	38,288	42,548	(10)
Total loss and loss expense incurred	201,400	188,764	7

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	—%	—	—	pts
Current year casualty loss costs	55.0	51.1	3.9
Net catastrophe losses	0.1	0.5	(0.4)
Non-catastrophe property loss and loss expenses	12.9	15.0	(2.1)
Total impact on loss and loss expense ratio	68.0	66.6	1.4

We did not record any prior year casualty reserve development in First Quarter 2026 or First Quarter 2025. Current year casualty loss costs were higher in First Quarter 2026 compared to the same prior-year period, as the increased loss trend assumptions we recognized over the course of 2025 are included in our expectations for 2026.

Non-catastrophe property losses were 2.1 points lower in First Quarter 2026 compared First Quarter 2025 and provided a partial offset to the increase in current year loss costs. This reduction was driven by (i) the earned impact of higher renewal pure price increases and (ii) period-to-period variability of non-catastrophe property losses.

Commercial Property[1]
	Quarter ended March 31,		Change % or Points[2]
($ in thousands)	2026	2025
NPW	$198,835	196,254	1%
Direct new business	42,026	41,416	n/a
Retention	81%	84	n/a
Renewal pure price increases	5.1	8.5	n/a
NPE	$201,634	186,530	8%
Underwriting income (loss)	6,966	30,012	(77)
Combined ratio	96.5%	83.9	12.6	pts
% of total Standard Commercial Lines NPW	20	20
1Includes Inland Marine.
2n/a: not applicable.

NPW grew a modest 1% in First Quarter 2026 compared to the same prior-year period, benefiting from direct new business, renewal pure price increases, and exposure growth on renewal policies.

The combined ratio increased 12.6 points in First Quarter 2026 compared to First Quarter 2025 and included the following:

	First Quarter 2026			First Quarter 2025
($ in thousands)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$49,877	24.7	pts	16,362	8.8	15.9	pts
Non-catastrophe property loss and loss expenses	76,979	38.2		76,572	41.1	(2.9)
Total	$126,856	62.9		92,934	49.9	13.0

Net catastrophe and non-catastrophe property losses increased the loss and loss expense ratio by an aggregate 13.0 points in First Quarter 2026 compared to First Quarter 2025. The increase in net catastrophe losses was driven by higher frequency and severity of winter storms and thunderstorm events that impacted our footprint this year compared to last.

Workers Compensation
	Quarter ended March 31,		Change % or Points[1]
($ in thousands)	2026	2025
NPW	$82,694	86,146	(4)%
Direct new business	8,829	13,734	n/a
Retention	83%	84	n/a
Renewal pure price increases (decreases)	(2.8)	(3.2)	n/a
NPE	$79,821	79,036	1%
Underwriting income (loss)	(1,091)	(4,678)	(77)
Combined ratio	101.4%	105.9	(4.5)	pts
% of total Standard Commercial Lines NPW	8	9
1n/a: not applicable.

NPW decreased 4% in First Quarter 2026 compared to First Quarter 2025, primarily due to decreases in renewal pure price and a reduction in direct new business.

The combined ratio decreased 4.5 points in First Quarter 2026 compared to the same prior-year period and included the following:

	First Quarter 2026			First Quarter 2025
($ in thousands)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) unfavorable prior year casualty reserve development	$—	—	pts	—	—	—	pts
Current year casualty loss costs	60,050	75.2		61,543	77.8	(2.6)
Total	$60,050	75.2		$61,543	77.8	(2.6)

The combined ratio was favorably impacted by a decrease in current year casualty loss costs of 2.6 points in First Quarter 2026 compared to First Quarter 2025, primarily driven by decreasing claim frequencies leading to improved loss trends. In addition, the combined ratio benefited from a 1.6-point reduction in underwriting expenses in First Quarter 2026 compared to First Quarter 2025, which was primarily driven by lower commissions on this line of business.

Standard Personal Lines Segment

	Quarter ended March 31,		Change % or Points
($ in thousands)	2026	2025
Insurance Segments Results:
NPW	$82,469	87,513	(6)%
NPE	100,028	103,655	(3)
Less:
Loss and loss expense incurred	69,299	76,669	(10)
Net underwriting expenses incurred	23,571	24,949	(6)
Underwriting income (loss)	$7,158	2,037	251
Combined Ratios:
Loss and loss expense ratio	69.2%	73.9	(4.7)	pts
Underwriting expense ratio	23.6	24.1	(0.5)
Combined ratio	92.8	98.0	(5.2)

NPW decreased 6% in First Quarter 2026 compared to First Quarter 2025, primarily due to lower direct new business. New business decreased 15% in First Quarter 2026 compared to the same prior-year period, driven by (i) market conditions, including an increasingly competitive market for auto insurance, (ii) restrictions we have in place to manage overall growth in the State of New Jersey, and (iii) competition in other states due to our recent rate activity. We have received regulatory approvals for increased rate levels in most of our footprint states and are focused on growth where we believe our rates are adequate.

The following table depicts direct new business, retention,and renewal pure price increases for the First Quarter 2026:

	Quarter ended March 31,
($ in millions)	2026	2025
Direct new business premiums[1]	$7.6	8.9
Retention	78%	75
Renewal pure price increases	10.6	24.1
1Excludes our Flood direct premiums written, which are 100% ceded to the NFIP and do not impact NPW.

The change in NPE in First Quarter 2026 compared to First Quarter 2025 resulted from the same impacts to NPW described above.

Underwriting results for this segment improved in First Quarter 2026 compared to the same prior-year period as we are obtaining positive results from the actions we took to refine our pricing factors and prioritize rate filings. We expect 2026 rate changes to remain above loss trends and in First Quarter 2026, we achieved renewal pure price increases of 10.6%. Additionally, we continue to focus our efforts on our target mass affluent market, with 98% of new business in First Quarter 2026 being in our target market.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

	Quarter ended March 31,		Change % or Points
($ in thousands)	2026	2025
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$—	5,000	(100)%
Current year casualty loss costs	26,843	28,067	(4)
Net catastrophe losses	13,200	7,113	86
Non-catastrophe property loss and loss expenses	29,256	36,489	(20)
Total loss and loss expense incurred	69,299	76,669	(10)

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	—%	4.8	(4.8)	pts
Current year casualty loss costs	26.8	27.0	(0.2)
Net catastrophe losses	13.2	6.9	6.3
Non-catastrophe property loss and loss expenses	29.2	35.2	(6.0)
Total impact on loss and loss expense ratio	69.2	73.9	(4.7)

The loss and loss expense ratio decreased 4.7 points in First Quarter 2026 compared to First Quarter 2025, driven primarily by the absence of prior year casualty reserve development this quarter. First Quarter 2025 results included unfavorable development of $5 million, or 4.8 points, for our personal automobile line of business. This development was primarily driven by increased severities related to our New Jersey portfolio in accident year 2024.

Net catastrophe and non-catastrophe property losses slightly increased the loss and loss expense ratio by an aggregate 0.3 points in First Quarter 2026 compared to the same prior-year period. Net catastrophe losses were higher by 6.3 points and reflected higher frequency and severity of weather-related catastrophe events in First Quarter 2026 compared to First Quarter 2025. Non-catastrophe property losses were lower by 6.0 points, driven by (i) the earned impact of renewal pure price increases, and (ii) variability from period to period of non-catastrophe losses.

E&S Lines Segment

	Quarter ended March 31,		Change % or Points
($ in thousands)	2026	2025
Insurance Segments Results:
NPW	$150,652	149,705	1%
NPE	151,409	142,892	6
Less:
Loss and loss expense incurred	89,371	87,990	2
Net underwriting expenses incurred	46,149	44,220	4
Underwriting income (loss)	15,889	10,682	49
Combined Ratios:
Loss and loss expense ratio	59.0%	61.6	(2.6)	pts
Underwriting expense ratio	30.5	30.9	(0.4)
Combined ratio	89.5	92.5	(3.0)

Increased competition in the marketplace moderated our NPW growth rate to 1% in First Quarter 2026 compared to First Quarter 2025, primarily due to more capacity entering the E&S marketplace and the admitted markets' appetite for business previously written by E&S companies. NPW includes the impact of the following:

	Quarter ended March 31,
($ in millions)	2026	2025
Direct new business premiums	$74.4	70.2
Renewal pure price increases	4.1	8.7

NPE grew 6% in First Quarter 2026 compared to the First Quarter 2025, driven by growth in NPW in 2025 and the corresponding earnings of those premiums written.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

	Quarter ended March 31,		Change % or Points
($ in thousands)	2026	2025
Loss and Loss Expense Incurred:
Current year casualty loss costs	$63,376	58,141	9%
Net catastrophe losses	4,966	16,433	(70)
Non-catastrophe property loss and loss expenses	21,029	13,416	57
Total loss and loss expense incurred	89,371	87,990	2

Impact on Loss and Loss Expense Ratio:
Current year casualty loss costs	41.8%	40.7	1.1	pts
Net catastrophe losses	3.3	11.5	(8.2)
Non-catastrophe property loss and loss expenses	13.9	9.4	4.5
Total impact on loss and loss expense ratio	59.0	61.6	(2.6)

The loss and loss expense ratio decreased 2.6 points in First Quarter 2026 compared to the same prior-year period. This decrease was primarily driven by lower catastrophe losses in First Quarter 2026, as the January 2025 California Palisades Fire and several severe wind and thunderstorm events impacted First Quarter 2025. Partially offsetting the lower catastrophe losses were (i) higher non-catastrophe property loss and loss expenses in First Quarter 2026 compared to First Quarter 2025, due to normal period-to-period variability associated with property losses and (ii) higher current year casualty loss costs, primarily driven by higher embedded severity assumptions due to social inflation.

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

The effective duration of our fixed income and short-term investments was 4.3 years as of March 31, 2026. We monitor and manage the effective duration to maximize yield while managing interest rate risk at an acceptable level. We buy and sell investments with the intent of maximizing investment returns in the current market environment, while balancing capital preservation and ensuring adequate liquidity to support our insurance business.

At both March 31, 2026 and December 31, 2025, our fixed income and short-term investments (i) represented 92% of invested assets, (ii) had a weighted average credit rating of "A+", and (iii) had investment grade holdings representing 97% of the total fixed income and short-term investment portfolio.

For further details on the composition, credit quality, and various risks to which our portfolio is subject, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." of our 2025 Annual Report.

Total Invested Assets
($ in thousands)	March 31, 2026	December 31, 2025	Change
Total invested assets	$11,391,193	11,302,440	1%
Invested assets per dollar of common stockholders' equity	3.36	3.32	1

Components of unrealized gains (losses) – before tax:
Fixed income securities	(179,042)	(88,415)	103%
Equity securities	15,782	14,311	10
Net unrealized gains (losses) – before tax	(163,260)	(74,104)	120
Components of unrealized gains (losses) – after tax:
Fixed income securities	(141,444)	(69,848)	103
Equity securities	12,467	11,306	10
Net unrealized gains (losses) – after tax	(128,977)	(58,542)	120

Invested assets increased $88.8 million at March 31, 2026, compared to December 31, 2025, primarily reflecting our active investment of operating cash flows, which were 18% of NPW in First Quarter 2026, partially offset by a $90.6 million increase in pre-tax net unrealized losses in our fixed income portfolio primarily due to higher interest rates during First Quarter 2026.

Net Investment Income
Net investment income earned components were as follows:

	Quarter ended March 31,		Change % or Points
($ in thousands)	2026	2025
Fixed income securities	$126,627	105,082	21%
Commercial mortgage loans ("CMLs")	4,229	3,615	17
Equity securities	4,202	3,567	18
Short-term investments	5,540	6,233	(11)
Alternative investments	6,875	7,079	(3)
Other investments	40	231	(83)
Investment expenses	(5,130)	(5,116)	—
Net investment income earned – before tax	142,383	120,691	18
Net investment income tax expense	(29,318)	(25,070)	17
Net investment income earned – after tax	$113,065	95,621	18
Effective tax rate	20.6%	20.8	(0.2)	pts
Annualized after-tax yield on fixed income investments	4.2	4.0	0.2
Annualized after-tax yield on investment portfolio	4.0	3.8	0.2

After-tax net investment income earned increased 18% in First Quarter 2026 compared to First Quarter 2025, primarily driven by active portfolio management and operating cash flow deployment.

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

	Quarter ended March 31,		Change %
($ in thousands)	2026	2025
Net realized gains (losses) on disposals	$(1,233)	(656)	88%
Net unrealized gains (losses) on equity securities	1,470	1,050	40
Net credit loss benefit (expense) on fixed income investments	(8,154)	594	(1,473)
Losses on securities for which we have the intent to sell	(384)	(759)	(49)
Total net realized and unrealized investment gains (losses)	$(8,301)	229	(3,725)

Net credit loss expense on fixed income investments was $8.2 million in First Quarter 2026 compared to a benefit of $0.6 million in First Quarter 2025. The First Quarter 2026 expense was driven by higher interest rates in the quarter, which increased unrealized losses on our AFS securities, thereby increasing the amount of recognized credit losses.

Income Taxes
The following table provides information regarding income taxes.

	Quarter ended March 31,
($ in millions)	2026	2025
Income tax expense	$26.5	29.0
Effective tax rate[1]	21.8%	21.2
1The effective tax rate is calculated by taking "Total income tax expense (benefit)" divided by "Income (loss) before income tax" less "Preferred stock dividends" on our Consolidated Statements of Income.

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

The Parent's cash and components of its investment portfolio were as follows:

($ in thousands)	March 31, 2026	December 31, 2025
Fixed income securities	$244,827	254,851
Equity securities	49,091	49,978
Short-term investments	82,585	78,973
Alternative investments	19,609	21,603
Cash	82	248
Total investments and cash	$396,194	405,653

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

The Insurance Subsidiaries paid $75 million in total dividends to the Parent in First Quarter 2026. As of December 31, 2025, our allowable ordinary maximum dividend is $466 million for 2026. All Insurance Subsidiary dividends to the Parent are (i) subject to the approval and/or review of its domiciliary state insurance regulator and (ii) generally payable only from earned statutory surplus reported in its annual statements as of the preceding December 31. Although domiciliary state insurance regulators have historically approved Insurance Subsidiary dividends, there is no assurance they will approve future dividends.

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

For additional information regarding dividend restrictions and financial covenants, where applicable, see Note 11. "Indebtedness," Note 17. "Equity," and Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of our 2025 Annual Report.

Line of Credit
On June 30, 2025, the Parent entered into a Credit Agreement with the lenders named therein (the "Lenders") and Wells Fargo Bank, National Association, as administrative agent ("Line of Credit"). Under the Line of Credit, the Lenders have agreed to provide the Parent with a $100 million revolving credit facility that can be increased to $200 million with the Lenders' consent. The Line of Credit will mature on June 30, 2028, and has a variable interest rate based on the Parent’s debt ratings. No borrowings were made under the Line of Credit in First Quarter 2026. For additional information regarding the Line of Credit and corresponding representations, warranties, and covenants, see Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2025 Annual Report.

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

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year. SICNY is domiciled in New York, which limits its FHLBNY borrowings to the lesser of 5% of admitted assets for the most recently completed fiscal quarter or 10% of the previous year-end's admitted assets. As of March 31, 2026, we had remaining capacity of $689.8 million for FHLB borrowings, with a $28.6 million additional stock purchase requirement to allow the member companies to borrow their remaining capacity amounts.

Short-term Borrowings
We made no short-term borrowings from FHLB branches during First Quarter 2026.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries, approved by the Indiana Department of Insurance, that provide the Parent with additional intercompany liquidity. Like the Line of Credit, these lending agreements limit the Parent’s borrowings from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The outstanding balance on these intercompany loans was $35.0 million as of both March 31, 2026 and December 31, 2025. The remaining capacity under these intercompany loan agreements was $198.0 million as of both March 31, 2026 and December 31, 2025. We have other insurance regulator-approved intercompany agreements that facilitate liquidity management between the Parent and the Insurance Subsidiaries to enhance flexibility.

Capital Market Activities
The Parent had no private or public stock issuances during First Quarter 2026.

During First Quarter 2026, we repurchased 337,303 shares of our common stock under our existing share repurchase program for $30.0 million, excluding commissions paid and estimated excise tax. We had $140.0 million of remaining capacity under our share repurchase program as of March 31, 2026. For additional information on this share repurchase program, refer to Note 17. "Equity" in Item 8. "Financial Statements and Supplementary Data." of our 2025 Annual Report.

Uses of Liquidity
The Parent uses the liquidity generated from the sources discussed above to pay dividends to our stockholders, among other things. Dividends on shares of the Parent's common and preferred stock are declared and paid at the discretion of the Board of Directors ("Board") based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. Our Board declared:

•    A quarterly cash dividend on common stock of $0.43 per common share payable on June 1, 2026, to holders of record on May 15, 2026; and
•    A quarterly cash dividend of $287.50 per share on our 4.60% Non-Cumulative Preferred Stock, Series B (equivalent to $0.28750 per depositary share) payable on June 15, 2026, to holders of record as of May 29, 2026.

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

Restrictions on the Insurance Subsidiaries' ability to declare and pay dividends without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common and preferred stock.

Capital Resources
Capital resources ensure we can pay policyholder claims, furnish the financial strength to support underwriting insurance risks, and facilitate continued business growth. At March 31, 2026, we had GAAP stockholders' equity and statutory surplus of $3.6 billion. With total debt of $901 million at March 31, 2026, our debt-to-capital ratio was 20.1%. For additional information on our statutory surplus, see Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of our 2025 Annual Report.

Our current and long-term material cash requirements associated with (i) loss and loss expense reserves, (ii) contractual obligations under operating and financing leases for office space and equipment, and (iii) notes payable, funded primarily with operating cash flows, have not materially changed since December 31, 2025. The Insurance Subsidiaries' net loss and loss expense reserves duration was 3.0 years at December 31, 2025.

The following table summarizes certain contractual obligations we had at March 31, 2026, that may require us to invest additional amounts into our investment portfolio, which we would fund primarily with operating cash flows.

($ in millions)	Amount of Obligation
Fixed income securities	$535.0
Alternative investments	399.3
Equity securities	17.8
CMLs	13.2
Total	$965.3

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

As of March 31, 2026 and December 31, 2025, we had no (i) material guarantees on behalf of others and trading activities involving non-exchange traded contracts accounted for at fair value, (ii) material transactions with related parties other than those disclosed in Note 18. "Related Party Transactions" in Item 8. "Financial Statements and Supplementary Data." of our 2025 Annual Report and Note 14. "Related Party Transactions" in Item 1. "Financial Statements." of this Form 10-Q, and (iii) material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

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

Our capital management strategy is intended to protect the interests of the Insurance Subsidiaries' policyholders and our stockholders, and to enhance our financial strength and underwriting capacity. We have a strong capital base and high-quality underwriting portfolio, positioning us well to capitalize on potential market opportunities.

Book value per common share decreased to $56.58 as of March 31, 2026, from $56.74 as of December 31, 2025. This decrease was primarily attributable to a $1.20 increase in after-tax net unrealized losses on our fixed income securities portfolio and $0.43 in common stockholder dividends, partially offset by $1.58 of net income per diluted common share. The increase in after-tax unrealized losses on our fixed income securities portfolio was primarily driven by an increase in benchmark U.S. Treasury rates during the quarter. Our adjusted book value per share, which is book value per share excluding total after-tax unrealized gains or losses on investments included in accumulated other comprehensive income (loss), increased to $58.94 as of March 31, 2026, from $57.91 as of December 31, 2025.

Cash Flows
Net cash provided by operating activities decreased to $221 million in First Quarter 2026, compared to $284 million in First Quarter 2025, primarily driven by reduced underwriting results in our insurance operations. For more information on our underwriting results, refer to "Insurance Operations" above in this MD&A.

Net cash used in investing activities decreased to $166 million in First Quarter 2026, compared to $585 million in First Quarter 2025. First Quarter 2025 was elevated as a result of investing proceeds from our $400 million, 5.9% Senior Note issuance in February 2025. These proceeds also drove the $346.2 million in net cash provided by financing activities in First Quarter 2025, compared to net cash used in financing activities in First Quarter 2026 of $62.4 million.

Ratings
Our ratings remain the same as reported in our "Overview" section of Item 1. "Business." of our 2025 Annual Report and are as follows:

Nationally Recognized Statistical Rating Organizations	Financial Strength Rating	Outlook
AM Best Company	A+	Stable
Moody's Investors Services	A2	Stable
Fitch Ratings	A+	Stable
Standard & Poor's Global Ratings	A	Stable

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information about market risk set forth in our 2025 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of such period are (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is appropriately accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions about required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during First Quarter 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incidental to our insurance operations, we are routinely engaged in legal proceedings with inherently unpredictable outcomes that could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Note 15. "Litigation" in Item 1. "Financial Statements." of this Form 10-Q and Item 1A. "Risk Factors." below in Part II. "Other Information." As of March 31, 2026, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS.

Certain risk factors can significantly impact our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change our actions in executing our long-term capital strategy. Examples include, without limitation, contributing capital to any or all our ten Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our existing debt and/or equity securities, or increasing or decreasing common stockholders' dividends. We operate in a continually changing business environment, and new risk factors that we cannot predict or assess may emerge at any time. Consequently, we can neither predict such new risk factors nor assess the potential future impact on our business. Except as discussed below, there have been no material changes from the risk factors disclosed in Item 1A. "Risk Factors." in our 2025 Annual Report.

Recent geopolitical developments could adversely and materially affect our business, results of operations, financial condition, and growth.
Recent geopolitical developments, including military conflict in the Middle East, have contributed to increased volatility in global energy markets and international shipping activity. Though we only write business domestically in the United States, and our insurance operations do not have direct exposure to businesses or individuals in the Middle East, these developments have resulted in higher energy and transportation costs, supply‑chain delays, and volatility in global financial markets. Such conditions may adversely affect global economic activity and the market value of our investment portfolio and could increase our loss costs and reinsurance expense.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding our purchases of our common stock in First Quarter 2026:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Programs (in millions)[2]
January 1 – 31, 2026	236	$83.85	—	$170.0
February 1 – 28, 2026	390,343	89.11	337,303	140.0
March 1 – 31, 2026	398	80.05	—	140.0
Total	390,977	$89.10	337,303	$140.0
1Total number of shares purchased includes 53,674 shares purchased from employees to satisfy tax withholding obligations associated with the vesting of their restricted stock units.
2For information on our publicly announced share repurchase program, refer to Note 17. "Equity" in Item 8. "Financial Statements and Supplementary Data." of our 2025 Annual Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2026, no director or officer of the Company adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

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

**101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

**104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL.
* Filed herewith.
** Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	April 24, 2026	/s/ John J. Marchioni
John J. Marchioni
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

Date:	April 24, 2026	/s/ Patrick S. Brennan
Patrick S. Brennan
Executive Vice President and Chief Financial Officer
(principal financial officer)