Form 10-Q
period 2026-06-30
SELECTIVE INSURANCE GROUP INC
filed 2026-07-24
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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
(Address of Principal Executive Offices) (Zip Code
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 17, 2026, there were 59,569,119 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	June 30, 2026	December 31, 2025
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $19,540 – 2026; $23,939 – 2025)	$20,107	23,942
Less: allowance for credit losses	—	—
Fixed income securities, held-to-maturity, net of allowance for credit losses	20,107	23,942
Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $39,102 – 2026 and $31,287 – 2025; amortized cost: $10,131,816 – 2026 and $9,576,878 – 2025)	9,909,753	9,457,176
Commercial mortgage loans – at carrying value (fair value: $267,408 – 2026 and $274,895 – 2025)	273,175	277,895
Less: allowance for credit losses	(3,464)	(213)
Commercial mortgage loans, net of allowance for credit losses	269,711	277,682
Equity securities – at fair value (cost: $377,480 – 2026; $370,104 – 2025)	413,106	384,416
Short-term investments	378,879	648,542
Alternative investments	473,864	418,525
Other investments	111,440	92,157
Total investments (Note 4 and 5)	$11,576,860	11,302,440
Cash	557	346
Restricted cash	10,370	17,612
Accrued investment income	101,571	92,003
Premiums receivable	1,661,814	1,555,201
Less: allowance for credit losses (Note 6)	(24,100)	(21,300)
Premiums receivable, net of allowance for credit losses	1,637,714	1,533,901
Reinsurance recoverable	954,248	917,495
Less: allowance for credit losses (Note 7)	(2,000)	(2,000)
Reinsurance recoverable, net of allowance for credit losses	952,248	915,495
Prepaid reinsurance premiums	273,062	266,332
Current federal income tax	1,939	—
Deferred federal income tax	137,880	110,905
Property and equipment – at cost, net of accumulated depreciation and amortization of: $311,425 – 2026; $297,211 – 2025	116,498	106,390
Deferred policy acquisition costs	484,585	492,270
Goodwill	7,849	7,849
Other assets	314,816	310,167
Total assets	$15,615,949	15,155,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 8)	$7,681,439	7,225,398
Unearned premiums	2,765,749	2,745,521
Long-term debt	900,959	901,873
Current federal income tax	—	16,939
Accrued salaries and benefits	122,186	140,786
Other liabilities	482,629	516,218
Total liabilities	$11,952,962	11,546,735

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$200,000	200,000
Authorized shares: 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share – 2026 and 2025
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 106,269,113 – 2026; 106,006,544 – 2025	212,538	212,013
Additional paid-in capital	614,724	591,272
Retained earnings	3,671,632	3,500,774
Accumulated other comprehensive income (loss) (Note 11)	(225,078)	(151,660)
Treasury stock – at cost (shares: 46,700,278 – 2026; 45,930,091 – 2025)	(810,829)	(743,424)
Total stockholders’ equity	$3,662,987	3,608,975
Commitments and contingencies
Total liabilities and stockholders’ equity	$15,615,949	15,155,710
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except per share amounts)	2026	2025	2026	2025
Revenues:
Net premiums earned	$1,215,508	1,188,057	$2,432,704	2,346,814
Net investment income earned	150,167	127,968	292,550	248,659
Net realized and unrealized investment gains (losses)	11,971	4,172	3,670	4,401
Other income	9,389	6,548	17,036	12,057
Total revenues	1,387,035	1,326,745	2,745,960	2,611,931

Expenses:
Loss and loss expense incurred	816,266	823,898	1,631,770	1,570,223
Amortization of deferred policy acquisition costs	248,050	250,307	501,460	497,741
Other insurance expenses	136,192	122,823	270,876	247,693
Interest expense	13,215	13,256	26,436	22,829
Corporate expenses	10,467	7,556	28,371	25,654
Total expenses	1,224,190	1,217,840	2,458,913	2,364,140

Income (loss) before income tax	162,845	108,905	287,047	247,791

Income tax expense (benefit):
Current	37,047	20,501	67,469	54,094
Deferred	(3,587)	2,461	(7,483)	(2,142)
Total income tax expense (benefit)	33,460	22,962	59,986	51,952

Net income (loss)	$129,385	85,943	$227,061	195,839

Preferred stock dividends	2,300	2,300	4,600	4,600

Net income (loss) available to common stockholders	$127,085	83,643	$222,461	191,239

Earnings per common share:
Net income (loss) available to common stockholders - Basic	$2.13	1.37	$3.72	3.14

Net income (loss) available to common stockholders - Diluted	$2.11	1.36	$3.69	3.12
                The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2026	2025	2026	2025
Net income (loss)	$129,385	85,943	$227,061	195,839

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	(10,835)	33,074	(75,509)	87,789
Unrealized gains (losses) on securities with credit loss recognized in earnings	4,107	8,707	(10,551)	18,793
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and losses on intent-to-sell available-for-sale securities	2,622	(343)	3,935	(559)
Credit loss (benefit) expense	992	(701)	7,433	(1,198)
Total unrealized gains (losses) on investment securities	(3,114)	40,737	(74,692)	104,825

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial loss	637	689	1,274	1,378
Total defined benefit pension and post-retirement plans	637	689	1,274	1,378
Other comprehensive income (loss)	(2,477)	41,426	(73,418)	106,203
Comprehensive income (loss)	$126,908	127,369	$153,643	302,042

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except share and per share amounts)	2026	2025	2026	2025
Preferred stock:
Beginning of period	$200,000	200,000	$200,000	200,000
Issuance of preferred stock	—	—	—	—
End of period	200,000	200,000	200,000	200,000

Common stock:
Beginning of period	212,376	211,673	212,013	211,219
Dividend reinvestment plan	13	12	27	24
Stock purchase and compensation plans	149	147	498	589
End of period	212,538	211,832	212,538	211,832

Additional paid-in capital:
Beginning of period	605,602	571,289	591,272	557,042
Dividend reinvestment plan	561	510	1,110	1,018
Stock purchase and compensation plans	8,561	8,633	22,342	22,372
End of period	614,724	580,432	614,724	580,432

Retained earnings:
Beginning of period	3,570,453	3,223,731	3,500,774	3,139,489
Net income (loss)	129,385	85,943	227,061	195,839
Dividends to preferred stockholders	(2,300)	(2,300)	(4,600)	(4,600)
Dividends to common stockholders	(25,906)	(23,330)	(51,603)	(46,684)
End of period	3,671,632	3,284,044	3,671,632	3,284,044

Accumulated other comprehensive income (loss):
Beginning of period	(222,601)	(272,068)	(151,660)	(336,845)
Other comprehensive income (loss)	(2,477)	41,426	(73,418)	106,203
End of period	(225,078)	(230,642)	(225,078)	(230,642)

Treasury stock:
Beginning of period	(778,451)	(676,085)	(743,424)	(650,829)
Acquisition of treasury stock - share repurchase authorization	(32,118)	—	(62,316)	(19,421)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(260)	(202)	(5,089)	(6,037)
End of period	(810,829)	(676,287)	(810,829)	(676,287)

Total stockholders’ equity	$3,662,987	3,369,379	$3,662,987	3,369,379

Dividends declared per preferred share	$287.50	287.50	$575.00	575.00
Dividends declared per common share	$0.43	0.38	$0.86	0.76

Preferred stock, shares outstanding:
Beginning of period	8,000	8,000	8,000	8,000
Issuance of preferred stock	—	—	—	—
End of period	8,000	8,000	8,000	8,000

Common stock, shares outstanding:
Beginning of period	59,866,794	60,772,988	60,076,453	60,847,896
Dividend reinvestment plan	6,510	5,973	13,395	12,180
Stock purchase and compensation plan	74,741	73,561	249,174	294,417
Acquisition of treasury stock - share repurchase authorization	(376,131)	—	(713,434)	(233,611)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(3,079)	(2,969)	(56,753)	(71,329)
End of period	59,568,835	60,849,553	59,568,835	60,849,553

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months ended June 30,
($ in thousands)	2026	2025
Operating Activities
Net income (loss)	$227,061	195,839

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,432	15,733
Stock-based compensation expense	18,245	17,682
Undistributed gains of equity method investments	(11,904)	(5,725)
Distributions in excess of current year income of equity method investments	8,083	8,505
Net realized and unrealized (gains) losses	(3,670)	(4,401)
(Gain) loss on disposal of fixed assets	—	(72)

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	419,288	401,112
Increase in unearned premiums, net of prepaid reinsurance	13,498	182,258
(Increase) decrease in net federal income taxes	(26,337)	(35,020)
Increase in premiums receivable	(103,813)	(194,745)
Increase in deferred policy acquisition costs	7,685	(31,087)
Increase in accrued investment income	(9,561)	(10,109)
Increase (decrease) in accrued salaries and benefits	(18,600)	(13,944)
(Increase) decrease in other assets	(11,198)	(4,220)
Increase (decrease) in other liabilities	(75,775)	(70,874)
Net cash provided by (used in) operating activities	450,434	450,932

Investing Activities
Purchases of fixed income securities, held-to-maturity	—	(2,400)
Purchases of fixed income securities, available-for-sale	(2,009,166)	(1,628,299)
Purchases of commercial mortgage loans	(20,218)	(50,785)
Purchases of equity securities	(7,376)	(107,094)
Purchases of alternative investments and other investments	(74,151)	(65,373)
Purchases of short-term investments	(4,476,044)	(7,173,300)
Sales of fixed income securities, available-for-sale	788,679	463,280
Proceeds from commercial mortgage loans	24,938	9,188
Sales of short-term investments	4,745,620	7,151,330
Redemption and maturities of fixed income securities, held-to-maturity	3,835	3,224
Redemption and maturities of fixed income securities, available-for-sale	694,702	555,893
Sales of equity securities	—	7,125
Sales of alternative investments and other investments	62	44,567
Distributions from alternative investments and other investments	15,930	13,416
Purchases of property and equipment	(25,041)	(20,260)
Net cash provided by (used in) investing activities	(338,230)	(799,488)

Financing Activities
Dividends to preferred stockholders	(4,600)	(4,600)
Dividends to common stockholders	(49,857)	(45,189)
Acquisition of treasury stock	(67,405)	(25,458)
Net proceeds from stock purchase and compensation plans	3,964	4,560
Proceeds from borrowings (net of debt issuance costs of $4.1 million in 2025)	—	395,857
Repayments of finance lease obligations	(1,337)	(1,403)
Net cash provided by (used in) financing activities	(119,235)	323,767
Net increase (decrease) in cash and restricted cash	(7,031)	(24,789)
Cash and restricted cash, beginning of period	17,958	63,024
Cash and restricted cash, end of period	$10,927	38,235

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

Our Financial Statements reflect all adjustments that we consider normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the second quarters ended June 30, 2026 ("Second Quarter 2026") and June 30, 2025 ("Second Quarter 2025"), and the six-month periods ended June 30, 2026 ("Six Months 2026") and June 30, 2025 ("Six Months 2025"). Our Financial Statements do not include all information and disclosures required by GAAP and the SEC for audited annual financial statements. Because interim period results of operations are not necessarily indicative of full-year results, our Financial Statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Annual Report") filed with the SEC.

NOTE 2. Adoption of Accounting Pronouncements
We adopted no accounting pronouncements in Six Months 2026.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) ("ASU 2025-06"). ASU 2025-06 updates the accounting guidance for internal-use software by eliminating references to software development project stages, thereby requiring companies to start capitalizing software costs when (i) management has authorized and committed to funding the project and (ii) it is probable the project will be completed and the software will be used as intended. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, with early adoption permitted. Amendments can be applied either (i) prospectively, (ii) through a modified transition approach based on the existing projects status and whether software costs were capitalized before the date of adoption, or (iii) retrospectively. We are currently evaluating the impact of ASU 2025-06 on the Company's financial condition and results of operations.

In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements (“ASU 2025‑11”). ASU 2025‑11 clarifies the scope, form, content, and disclosure requirements applicable to interim financial reporting under U.S. GAAP. The ASU improves the navigability of Topic 270 and provides clearer guidance on when the interim reporting requirements apply. Specifically, the amendments (i) clarify that Topic 270 applies to entities that provide interim financial statements and accompanying notes in accordance with GAAP, (ii) add a comprehensive list of required interim disclosures drawn from other FASB topics, and (iii) introduce a disclosure principle requiring entities to disclose events occurring after the end of the most recent annual reporting period that have a material impact on the entity. The ASU is not intended to change the fundamental nature of interim reporting, or expand or reduce existing disclosure requirements. ASU 2025‑11 is effective for interim reporting periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The guidance may be applied prospectively or retrospectively. Because ASU 2025‑11 primarily provides clarifying guidance and requires disclosures in certain circumstances, it will not have a material impact on our financial condition or results of operations.

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Six Months ended June 30,
($ in thousands)	2026	2025
Cash paid (received) during the period for:
Interest	$26,013	14,278
Federal income tax	81,000	83,269

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	5,221	5,053
Operating cash flows from financing leases	74	139
Financing cash flows from finance leases	1,337	1,403

Non-cash items:
Corporate actions related to fixed income securities, available-for-sale ("AFS")[1]	20,879	39,742
Conversion of AFS fixed income securities to equity securities	—	736
Conversion of commercial mortgage loan ("CML") to alternative investment	—	3,300
Assets acquired under operating lease arrangements	265	2,062
Non-cash purchase of property and equipment	18	13
1Examples of corporate actions include like-kind exchanges, non-cash acquisitions, and stock splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	June 30, 2026	December 31, 2025
Cash	$557	346
Restricted cash	10,370	17,612
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$10,927	17,958

Amounts in restricted cash represent cash received from the National Flood Insurance Program ("NFIP") that can only be used to pay flood claims under the Write Your Own program.

NOTE 4. Investments
(a) Information regarding our AFS securities as of June 30, 2026 and December 31, 2025, were as follows:

June 30, 2026	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$175,656	—	21	(15,984)	159,693
Foreign government	17,113	(79)	26	(890)	16,170
Obligations of states and political subdivisions	558,518	(305)	6,924	(22,450)	542,687
Corporate securities	3,699,163	(12,398)	34,161	(78,950)	3,641,976
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS")	2,656,921	(14,917)	15,754	(42,384)	2,615,374
Residential mortgage-backed securities ("RMBS")	2,361,588	(11,394)	10,522	(76,017)	2,284,699
Commercial mortgage-backed securities ("CMBS")	662,857	(9)	1,833	(15,527)	649,154
Total AFS fixed income securities	$10,131,816	(39,102)	69,241	(252,202)	9,909,753

December 31, 2025	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$177,877	—	108	(14,778)	163,207
Foreign government	10,768	(16)	47	(797)	10,002
Obligations of states and political subdivisions	567,757	(259)	6,342	(23,883)	549,957
Corporate securities	3,409,875	(7,691)	73,842	(71,862)	3,404,164
CLO and other ABS	2,570,451	(11,902)	26,596	(34,859)	2,550,286
RMBS	2,127,004	(11,284)	21,547	(61,334)	2,075,933
CMBS	713,146	(135)	5,221	(14,605)	703,627
Total AFS fixed income securities	$9,576,878	(31,287)	133,703	(222,118)	9,457,176

The following tables provide a roll forward of the allowance for credit losses on our AFS fixed income securities for the indicated periods:

Quarter ended June 30, 2026	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$12	68	—	(1)	—	—	79
Obligations of states and political subdivisions	305	—	—	—	—	—	305
Corporate securities	13,065	1,767	—	(1,624)	(810)	—	12,398
CLO and other ABS	14,029	190	—	787	(89)	—	14,917
RMBS	11,393	—	—	74	(73)	—	11,394
CMBS	15	—	—	(6)	—	—	9
Total AFS fixed income securities	$38,819	2,025	—	(770)	(972)	—	39,102

Quarter ended June 30, 2025	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$19	—	—	2	—	—	21
Obligations of states and political subdivisions	419	27	—	(36)	(20)	—	390
Corporate securities	12,616	306	—	(2,979)	(372)	—	9,571
CLO and other ABS	5,499	182	—	1,607	(58)	—	7,230
RMBS	11,342	—	—	185	(105)	—	11,422
CMBS	280	—	—	(181)	—	—	99
Total AFS fixed income securities	$30,175	515	—	(1,402)	(555)	—	28,733

Six Months ended June 30, 2026	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$16	68	—	(5)	—	—	79
Obligations of states and political subdivisions	259	61	—	(12)	(3)	—	305
Corporate securities	7,691	5,371	—	656	(1,320)	—	12,398
CLO and other ABS	11,902	499	—	2,606	(90)	—	14,917
RMBS	11,284	37	—	254	(181)	—	11,394
CMBS	135	—	—	(126)	—	—	9
Total AFS fixed income securities	$31,287	6,036	—	3,373	(1,594)	—	39,102

Six Months ended June 30, 2025	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$21	—	—	—	—	—	21
Obligations of states and political subdivisions	570	32	—	(106)	(106)	—	390
Corporate securities	14,924	935	—	(5,142)	(1,146)	—	9,571
CLO and other ABS	4,889	1,652	—	876	(187)	—	7,230
RMBS	11,544	—	—	138	(260)	—	11,422
CMBS	—	99	—	—	—	—	99
Total AFS fixed income securities	$31,948	2,718	—	(4,234)	(1,699)	—	28,733

During Six Months 2026 and Six Months 2025, we had no write-offs or recoveries of our AFS fixed income securities.

For information on our methodology and significant inputs used to measure expected credit losses, our accounting policy for recognizing write-offs of uncollectible amounts, and our treatment of accrued interest, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2025 Annual Report. Accrued interest on AFS securities was $99.1 million as of June 30, 2026, and $88.9 million as of December 31, 2025. We did not record any material write-offs of accrued interest in Six Months 2026 or Six Months 2025.

(b) Quantitative information about unrealized losses on our AFS portfolio follows:

June 30, 2026	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$52,769	(686)	96,350	(15,298)	149,119	(15,984)
Foreign government	7,412	(26)	7,836	(864)	15,248	(890)
Obligations of states and political subdivisions	73,677	(860)	182,590	(21,590)	256,267	(22,450)
Corporate securities	755,727	(10,554)	641,057	(68,396)	1,396,784	(78,950)
CLO and other ABS	1,056,123	(15,205)	384,607	(27,179)	1,440,730	(42,384)
RMBS	944,556	(11,813)	569,997	(64,204)	1,514,553	(76,017)
CMBS	193,428	(2,451)	222,544	(13,076)	415,972	(15,527)
Total AFS fixed income securities	$3,083,692	(41,595)	2,104,981	(210,607)	5,188,673	(252,202)

December 31, 2025	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$28,710	(57)	110,826	(14,721)	139,536	(14,778)
Foreign government	—	—	9,058	(797)	9,058	(797)
Obligations of states and political subdivisions	53,076	(604)	230,441	(23,279)	283,517	(23,883)
Corporate securities	128,218	(3,070)	830,001	(68,792)	958,219	(71,862)
CLO and other ABS	573,832	(6,993)	462,469	(27,866)	1,036,301	(34,859)
RMBS	283,926	(1,913)	672,455	(59,421)	956,381	(61,334)
CMBS	53,716	(1,009)	304,054	(13,596)	357,770	(14,605)
Total AFS fixed income securities	$1,121,478	(13,646)	2,619,304	(208,472)	3,740,782	(222,118)

We currently do not intend to sell any of the securities summarized in the tables above, nor do we believe we will be required to sell any of them. The increase in gross unrealized losses at June 30, 2026, compared to December 31, 2025, was primarily driven by an increase in benchmark U.S. Treasury rates. Considering these factors and our review of these securities under our credit loss policy as described in Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2025 Annual Report, we have concluded that no additional allowance for credit loss is required on these balances beyond the allowance for credit loss recorded as of June 30, 2026. This conclusion reflects our current judgment about the financial position and future prospects of the entities that issued the investment security and underlying collateral.

(c) AFS and held-to-maturity ("HTM") fixed income securities at June 30, 2026, by contractual maturity are shown below. The maturities of RMBS, CMBS, CLO and other ABS securities were calculated using each security's expected maturities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$541,089	—	—
Due after one year through five years	3,618,127	20,107	19,540
Due after five years through ten years	4,120,238	—	—
Due after ten years	1,630,299	—	—
Total fixed income securities	$9,909,753	20,107	19,540

(d) The following table summarizes our alternative investment portfolio by strategy:

	June 30, 2026			December 31, 2025
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss	Carrying Value	Remaining Commitment	Maximum Exposure to Loss
Alternative Investments
Private equity	$383,798	196,058	579,856	335,415	194,275	529,690
Private credit	40,491	89,688	130,179	37,029	133,639	170,668
Real assets	49,575	45,987	95,562	46,081	48,385	94,466
Total alternative investments	$473,864	331,733	805,597	418,525	376,299	794,824

We are contractually committed to make additional investments up to the remaining commitments stated above. We did not provide any non-contractual financial support during 2026 or 2025.

(e) We have pledged certain AFS fixed income securities as collateral related to our borrowing relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). We also had certain securities on deposit with various state and regulatory agencies at June 30, 2026, to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at June 30, 2026:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	24.5	24.5
Obligations of states and political subdivisions	—	—	0.7	0.7
RMBS	64.0	18.4	0.5	82.9
CMBS	—	5.2	—	5.2
Total pledged as collateral	$64.0	23.6	25.7	113.3

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than to certain U.S. government agencies, as of June 30, 2026, or December 31, 2025.

(g) The components of pre-tax net investment income earned were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2026	2025	2026	2025
Fixed income securities	$134,641	115,733	$261,268	220,815
Commercial mortgage loans ("CMLs")	4,086	3,761	8,315	7,376
Equity securities	5,520	4,908	9,722	8,475
Short-term investments	3,157	5,267	8,697	11,500
Alternative investments	8,608	4,004	15,483	11,083
Other investments	446	163	486	394
Investment expenses	(6,291)	(5,868)	(11,421)	(10,984)
Net investment income earned	$150,167	127,968	$292,550	248,659

The increase in net investment income earned in Second Quarter 2026 and Six Months 2026 compared to the same prior-year periods was primarily driven by active portfolio management resulting in higher after-tax portfolio yield and operating cash flow deployment.

(h) The following table summarizes net realized and unrealized investment gains and losses for the periods indicated:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2026	2025	2026	2025
Gross gains on sales	$2,592	2,154	$5,906	3,881
Gross losses on sales	(5,811)	(2,394)	(10,358)	(4,777)
Net realized gains (losses) on disposals	(3,219)	(240)	(4,452)	(896)
Net unrealized gains (losses) on equity securities	19,845	3,640	21,315	4,690
Net credit loss benefit (expense) on fixed income investments	(4,651)	772	(12,805)	1,366
Losses on securities for which we have the intent to sell	(4)	—	(388)	(759)
Net realized and unrealized investment gains (losses)	$11,971	4,172	$3,670	4,401

Net unrealized gains and losses recognized in income on equity securities, as reflected in the table above, included the following:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2026	2025	2026	2025
Unrealized gains (losses) recognized in income on equity securities:
On securities remaining in our portfolio at end of period	$19,845	3,018	$21,315	3,539
On securities sold in period	—	622	—	1,151
Total unrealized gains (losses) recognized in income on equity securities	$19,845	3,640	$21,315	4,690

NOTE 5. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and fair values of our financial liabilities as of June 30, 2026, and December 31, 2025:

	June 30, 2026		December 31, 2025
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$49,939	56,471	49,936	56,973
6.70% Senior Notes	99,631	107,389	99,617	110,244
5.90% Senior Notes	399,921	414,623	399,917	419,869
5.375% Senior Notes	294,795	276,511	294,737	277,541
3.03% borrowings from FHLBI	60,000	59,685	60,000	59,625
Subtotal long-term debt	904,286	914,679	904,207	924,252
Unamortized debt issuance costs	(5,559)		(5,904)
Finance lease obligations	2,232		3,570
Total long-term debt	$900,959		901,873

For discussion regarding fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2025 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at June 30, 2026, and December 31, 2025:

June 30, 2026		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$159,693	32,801	126,892	—
Foreign government	16,170	—	16,170	—
Obligations of states and political subdivisions	542,687	—	535,278	7,409
Corporate securities	3,641,976	—	3,265,812	376,164
CLO and other ABS	2,615,374	—	2,263,614	351,760
RMBS	2,284,699	—	2,244,820	39,879
CMBS	649,154	—	648,820	334
Total AFS fixed income securities	9,909,753	32,801	9,101,406	775,546
Equity securities:
Common stock[1]	411,283	114,156	858	—
Preferred stock	1,823	1,823	—	—
Total equity securities	413,106	115,979	858	—
Short-term investments	378,879	358,715	20,164	—
Total assets measured at fair value	$10,701,738	507,495	9,122,428	775,546

December 31, 2025		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$163,207	39,472	123,735	—
Foreign government	10,002	—	10,002	—
Obligations of states and political subdivisions	549,957	—	542,548	7,409
Corporate securities	3,404,164	—	3,035,053	369,111
CLO and other ABS	2,550,286	—	1,985,197	565,089
RMBS	2,075,933	—	2,075,933	—
CMBS	703,627	—	703,292	335
Total AFS fixed income securities	9,457,176	39,472	8,475,760	941,944
Equity securities:
Common stock[1]	382,577	107,125	653	—
Preferred stock	1,839	1,839	—	—
Total equity securities	384,416	108,964	653	—
Short-term investments	648,542	637,751	10,791	—
Total assets measured at fair value	$10,490,134	786,187	8,487,204	941,944
1Investments amounting to $296.3 million at June 30, 2026, and $274.8 million at December 31, 2025, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. These investments are subject to restrictions on redemption, and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following tables provide a summary of Level 3 changes in Six Months 2026 and Six Months 2025:

June 30, 2026
($ in thousands)	Obligations of States and Political Subdivisions	Corporate Securities	CLO and Other ABS	RMBS	CMBS	Total
Fair value, December 31, 2025	$7,409	369,111	565,089	—	335	941,944
Total net gains (losses) for the period included in:
Other comprehensive income (loss) ("OCI")	(4)	(3,481)	(4,615)	(520)	4	(8,616)
Net realized and unrealized gains (losses)	2	(302)	(138)	—	—	(438)
Net investment income earned	—	72	39	(29)	(1)	81
Purchases	—	94,568	121,369	40,464	—	256,401
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(64)	(44,754)	(55,099)	(36)	(4)	(99,957)
Transfers into Level 3	2,771	123,563	70,687	—	—	197,021
Transfers out of Level 3	(2,705)	(162,613)	(345,572)	—	—	(510,890)
Fair value, June 30, 2026	$7,409	376,164	351,760	39,879	334	775,546

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	2	(315)	(51)	—	—	(364)
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	(4)	(3,745)	(4,134)	(520)	5	(8,398)

June 30, 2025
($ in thousands)	Obligations of States and Political Subdivisions	Corporate Securities	CLO and Other ABS	CMBS	Common Stock	Total
Fair value, December 31, 2024	$7,426	242,679	367,994	340	808	619,247
Total net gains (losses) for the period included in:
OCI	59	3,874	228	(2)	—	4,159
Net realized and unrealized gains (losses)	117	141	21	—	655	934
Net investment income earned	—	23	28	5	—	56
Purchases	—	12,684	62,211	—	—	74,895
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(72)	(9,156)	(31,732)	(4)	(1,463)	(42,427)
Transfers into Level 3	—	17,576	85,788	—	—	103,364
Transfers out of Level 3	—	—	(3,501)	—	—	(3,501)
Fair value, June 30, 2025	$7,530	267,821	481,037	339	—	756,727

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	117	140	21	—	—	278
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	59	3,877	(452)	(2)	—	3,482

During Six Months 2026, we transferred securities with a fair value of $510.9 million from Level 3 to Level 2 in the fair value hierarchy. These investments were primarily corporate securities, CLOs and other ABS that were transferred on June 30, 2026 as we transitioned to a matrix-pricing methodology that provides sufficient observable inputs to support Level 2 classification and eliminates the prior need to rely on significant unobservable inputs in determining fair value.

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements of Level 3 assets at June 30, 2026, and December 31, 2025:

June 30, 2026
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
CLO and other ABS	68,112	Discounted Cash Flow	Illiquidity Spread	2.0% - 19.6%	8.3%
Total internal valuations	68,112
Other[1]	707,434
Total Level 3 securities	$775,546

December 31, 2025
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$175,433	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 5.3%	1.9%
CLO and other ABS	295,307	Discounted Cash Flow	Illiquidity Spread	(1.8)% - 19.6%	2.3%
Total internal valuations	470,740
Other[1]	471,204
Total Level 3 securities	$941,944
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

The following tables provide quantitative information about our financial assets and liabilities that were not measured at fair value, but were disclosed as such at June 30, 2026, and December 31, 2025:

June 30, 2026		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	$19,540	—	19,540	—
Total HTM fixed income securities	19,540	—	19,540	—

CMLs	$267,408	—	—	267,408

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$56,471	—	56,471	—
6.70% Senior Notes	107,389	—	107,389	—
5.90% Senior Notes	414,623	—	414,623	—
5.375% Senior Notes	276,511	—	276,511	—
3.03% borrowings from FHLBI	59,685	—	59,685	—
Total long-term debt	$914,679	—	914,679	—

December 31, 2025		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	$23,939	—	23,939	—
Total HTM fixed income securities	23,939	—	23,939	—

CMLs	$274,895	—	—	274,895

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$56,973	—	56,973	—
6.70% Senior Notes	110,244	—	110,244	—
5.90% Senior Notes	419,869	—	419,869	—
5.375% Senior Notes	277,541	—	277,541	—
3.03% borrowings from FHLBI	59,625	—	59,625	—
Total long-term debt	$924,252	—	924,252	—

NOTE 6. Allowance for Credit Losses on Premiums Receivable
The following table provides a roll forward of the allowance for credit losses on our premiums receivable balance for the indicated periods:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2026	2025	2026	2025
Balance at beginning of period	$22,400	21,600	$21,300	20,400
Current period change for expected credit losses	3,789	1,933	6,848	5,799
Write-offs charged against the allowance for credit losses	(2,300)	(2,314)	(4,537)	(5,203)
Recoveries	211	581	489	804
Allowance for credit losses, end of period	$24,100	21,800	$24,100	21,800

For a discussion of the methodology used to evaluate our estimate of expected credit losses on premiums receivable, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2025 Annual Report.

NOTE 7. Reinsurance
We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. The following tables provide (i) a disaggregation of our reinsurance recoverable balance by financial strength rating and (ii) an aging analysis of our past due reinsurance recoverable balances as of June 30, 2026, and December 31, 2025:

	June 30, 2026
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$155,513	105	155,618
A+	566,547	3,067	569,614
A	142,876	3,116	145,992
A-	68	109	177
Total rated reinsurers	865,004	6,397	871,401

Non-rated reinsurers
Federal and state pools	81,022	—	81,022
Other than federal and state pools	1,780	45	1,825
Total non-rated reinsurers	82,802	45	82,847

Total reinsurance recoverable, gross	$947,806	6,442	954,248
Less: allowance for credit losses			(2,000)
Total reinsurance recoverable, net			952,248

	December 31, 2025
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$153,275	1,681	154,956
A+	529,027	5,556	534,583
A	130,457	974	131,431
A-	1,166	114	1,280
Total rated reinsurers	813,925	8,325	822,250

Non-rated reinsurers
Federal and state pools	82,322	—	82,322
Other than federal and state pools	12,862	61	12,923
Total non-rated reinsurers	95,184	61	95,245

Total reinsurance recoverable, gross	$909,109	8,386	917,495
Less: allowance for credit losses			(2,000)
Total reinsurance recoverable, net			915,495

The following table provides a roll forward of the allowance for credit losses on our reinsurance recoverable balance for the periods indicated:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2026	2025	2026	2025
Balance at beginning of period	$2,000	2,000	$2,000	2,000
Current period change for expected credit losses	—	—	—	—
Write-offs charged against the allowance for credit losses	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses, end of period	$2,000	2,000	$2,000	2,000

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

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2026	2025	2026	2025
Premiums written:
Direct	$1,415,973	1,490,805	$2,831,633	2,913,656
Assumed	5,921	5,441	12,771	11,418
Ceded	(201,200)	(207,617)	(398,202)	(396,002)
Net	1,220,694	1,288,629	2,446,202	2,529,072
Premiums earned:
Direct	1,404,205	1,373,080	2,810,927	2,713,526
Assumed	6,316	5,922	13,250	12,073
Ceded	(195,013)	(190,945)	(391,473)	(378,785)
Net	1,215,508	1,188,057	2,432,704	2,346,814
Loss and loss expense incurred:
Direct	909,014	929,929	1,763,732	1,760,601
Assumed	6,790	5,137	13,770	10,635
Ceded	(99,538)	(111,168)	(145,732)	(201,013)
Net	$816,266	823,898	$1,631,770	1,570,223

NOTE 8. Reserve for Loss and Loss Expense
The table below provides a roll forward of the reserve for loss and loss expense for beginning and ending reserve balances:

	Six Months ended June 30,
($ in thousands)	2026	2025
Gross reserve for loss and loss expense, at beginning of period	$7,225,398	6,589,801
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of period	877,843	1,022,245
Net reserve for loss and loss expense, at beginning of period	6,347,555	5,567,556
Incurred loss and loss expense for claims occurring in the:
Current year	1,658,989	1,535,575
Prior years	(27,219)	34,648
Total incurred loss and loss expense	1,631,770	1,570,223
Paid loss and loss expense for claims occurring in the:
Current year	342,237	320,366
Prior years	884,034	865,344
Total paid loss and loss expense	1,226,271	1,185,710
Net reserve for loss and loss expense, at end of period	6,753,054	5,952,069
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	928,385	859,087
Gross reserve for loss and loss expense, at end of period	7,681,439	6,811,156

Favorable prior year property reserve development was $27.2 million in Six Months 2026. We did not record any favorable or unfavorable prior year casualty reserve development in Six Months 2026.

Prior year reserve development in Six Months 2025 was unfavorable by $34.6 million, consisting of $50.0 million of unfavorable casualty reserve development, partially offset by $15.4 million of favorable property reserve development. Our Standard Commercial Lines segment drove the unfavorable casualty reserve development consisting of (i) $25.0 million in our commercial automobile line of business, related to severities primarily in accident years 2022 through 2024 and (ii) $20.0 million in our general liability line of business, driven by higher severities primarily in accident years 2022 and 2023. We also had an unfavorable development of $5.0 million in our personal automobile line of business, primarily related to increased severities in accident year 2024.

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

(a) The following table presents revenues by segments and a reconciliation to consolidated revenue.

Revenue by Segment	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2026	2025	2026	2025
Standard Commercial Lines:
Net premiums earned ("NPE"):
General liability	$318,688	305,843	$633,790	600,530
Commercial automobile	291,411	288,759	587,791	572,344
Commercial property	198,475	191,027	400,109	377,557
Workers compensation	81,906	82,024	161,727	161,060
Businessowners' policies	52,443	48,416	104,202	95,309
Bonds	9,921	13,255	22,008	26,513
Other	9,200	8,311	18,176	16,532
Total Standard Commercial Lines NPE	962,044	937,635	1,927,803	1,849,845
Standard Personal Lines:
Net premiums earned:
Personal automobile	44,656	51,287	91,320	104,255
Homeowners	49,937	48,312	100,016	96,255
Other	3,046	2,778	6,331	5,522
Total Standard Personal Lines NPE	97,639	102,377	197,667	206,032
E&S Lines:
Net premiums earned:
Casualty lines	92,663	87,400	182,174	172,519
Property lines	63,162	60,645	125,060	118,418
Total E&S Lines NPE	155,825	148,045	307,234	290,937
Investments:
Net investment income earned	150,167	127,968	292,550	248,659
Net realized and unrealized investment gains (losses)	11,971	4,172	3,670	4,401
Total Investments revenue	162,138	132,140	296,220	253,060
Total segments revenue	1,377,646	1,320,197	2,728,924	2,599,874
Other income	9,389	6,548	17,036	12,057
Total revenues	$1,387,035	1,326,745	$2,745,960	2,611,931

(b) The following tables present information about our segments' pre- and after-tax income, significant expenses, and reconciliations to consolidated results for the periods indicated.

Quarter Ended June 30, 2026	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
($ in thousands)
Total segment revenues	$962,044	97,639	155,825	1,215,508	162,138	1,377,646

Loss and loss expense incurred:
Net catastrophe losses	48,666	11,937	7,936	68,539	—	68,539
Non-catastrophe property loss and loss expense	122,894	31,195	16,409	170,498	—	170,498
(Favorable)/unfavorable prior year casualty reserve development	—	—	—	—	—	—
Current year casualty loss costs	480,689	25,872	70,668	577,229	—	577,229
Total loss and loss expense incurred	652,249	69,004	95,013	816,266	—	816,266
Net underwriting expenses incurred:
Commissions to distribution partners	171,877	5,465	35,612	212,954	—	212,954
Salaries and employee benefits	81,857	10,296	9,220	101,373	—	101,373
Other segment expenses	48,366	8,446	3,224	60,036	—	60,036
Total net underwriting expenses incurred	302,100	24,207	48,056	374,363	—	374,363
Dividends to policyholders	490	—	—	490	—	490

Segment income (loss), before income tax	7,205	4,428	12,756	24,389	162,138	186,527
Income tax (expense) benefit				(5,122)	(33,475)	(38,597)
Segment income (loss), after income tax				19,267	128,663	147,930

Reconciliation of segment income (loss) to consolidated income before and after income tax
Total segment income (loss)						186,527
Interest expense						(13,215)
Corporate expenses						(10,467)
Income before income tax						162,845
Income tax (expense) benefit on segment income (loss)						(38,597)
Income tax (expense) benefit on interest and corporate expenses						5,136
Total income tax (expense) benefit						(33,460)
Net income						129,385
Preferred stock dividends						(2,300)
Net income available to common stockholders						127,085

Quarter Ended June 30, 2025	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
($ in thousands)
Total segment revenues	$937,635	102,377	148,045	1,188,057	132,140	1,320,197

Loss and loss expense incurred:
Net catastrophe losses	50,881	14,591	14,460	79,932	—	79,932
Non-catastrophe property loss and loss expense	131,883	28,271	13,085	173,239	—	173,239
(Favorable)/unfavorable prior year casualty reserve development	45,000	—	—	45,000	—	45,000
Current year casualty loss costs	439,002	27,115	59,610	525,727	—	525,727
Total loss and loss expense incurred	666,766	69,977	87,155	823,898	—	823,898
Net underwriting expenses incurred:
Commissions to distribution partners	173,406	6,522	33,769	213,697	—	213,697
Salaries and employee benefits	78,667	8,805	7,498	94,970	—	94,970
Other segment expenses	43,789	8,523	4,452	56,764	—	56,764
Total net underwriting expenses incurred	295,862	23,850	45,719	365,431	—	365,431
Dividends to policyholders	1,151	—	—	1,151	—	1,151

Segment income (loss), before income tax	(26,144)	8,550	15,171	(2,423)	132,140	129,717
Income tax (expense) benefit				509	(27,423)	(26,914)
Segment income (loss), after income tax				(1,914)	104,717	102,803

Reconciliation of segment income (loss) to consolidated income before and after income tax
Total segment income (loss)						129,717
Interest expense						(13,256)
Corporate expenses						(7,556)
Income before income tax						108,905
Income tax (expense) benefit on segment income (loss)						(26,914)
Income tax (expense) benefit on interest and corporate expenses						3,952
Total Income tax (expense) benefit						(22,962)
Net income						85,943
Preferred stock dividends						(2,300)
Net income available to common stockholders						83,643

Six Months ended June 30, 2026
($ in thousands)	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
Total segment revenues	$1,927,803	197,667	307,234	2,432,704	296,220	2,728,924

Loss and loss expense incurred:
Net catastrophe losses	105,849	25,137	12,903	143,889	—	143,889
Non-catastrophe property loss and loss expense	250,668	60,450	37,439	348,557	—	348,557
(Favorable)/unfavorable prior year casualty reserve development	—	—	—	—	—	—
Current year casualty loss costs	952,566	52,716	134,042	1,139,324	—	1,139,324
Total loss and loss expense incurred	1,309,083	138,303	184,384	1,631,770	—	1,631,770
Net underwriting expenses incurred:
Commissions to distribution partners	347,404	11,321	70,684	429,409	—	429,409
Salaries and employee benefits	166,779	19,392	16,636	202,807	—	202,807
Other segment expenses	97,944	17,065	6,885	121,894	—	121,894
Total net underwriting expenses incurred	612,127	47,778	94,205	754,110	—	754,110
Dividends to policyholders	1,190	—	—	1,190	—	1,190

Segment income (loss), before federal income tax	5,403	11,586	28,645	45,634	296,220	341,854
Federal income tax (expense) benefit				(9,583)	(61,050)	(70,633)
Segment income (loss), after federal income tax				36,051	235,170	271,221

Reconciliation of segment income (loss) to consolidated income before and after federal income tax
Total segment income (loss)						341,854
Interest expense						(26,436)
Corporate expenses						(28,371)
Income before federal income tax						287,047
Federal income tax (expense) benefit on segment income (loss)						(70,633)
Federal income tax (expense) benefit on interest and corporate expenses						10,647
Total federal income tax (expense) benefit						(59,986)
Net income						227,061
Preferred stock dividends						(4,600)
Net income available to common stockholders						222,461

Six Months ended June 30, 2025
($ in thousands)	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
Total segment revenues	$1,849,845	206,032	290,937	2,346,814	253,060	2,599,874

Loss and loss expense incurred:
Net catastrophe losses	70,692	21,704	30,893	123,289	—	123,289
Non-catastrophe property loss and loss expense	260,675	64,759	26,501	351,935	—	351,935
(Favorable)/unfavorable prior year casualty reserve development	45,000	5,000	—	50,000	—	50,000
Current year casualty loss costs	872,065	55,183	117,751	1,044,999	—	1,044,999
Total loss and loss expense incurred	1,248,432	146,646	175,145	1,570,223	—	1,570,223
Net underwriting expenses incurred:
Commissions to distribution partners	343,577	13,874	66,475	423,926	—	423,926
Salaries and employee benefits	158,455	17,443	15,107	191,005	—	191,005
Other segment expenses	90,473	17,482	8,357	116,312	—	116,312
Total net underwriting expenses incurred	592,505	48,799	89,939	731,243	—	731,243
Dividends to policyholders	2,134	—	—	2,134	—	2,134

Segment income (loss), before federal income tax	6,774	10,587	25,853	43,214	253,060	296,274
Federal income tax (expense) benefit				(9,075)	(52,541)	(61,616)
Segment income (loss), after federal income tax				34,139	200,519	234,658

Reconciliation of segment income (loss) to consolidated income before and after federal income tax
Total segment income (loss)						296,274
Interest expense						(22,829)
Corporate expenses						(25,654)
Income before federal income tax						247,791
Federal income tax (expense) benefit on segment income (loss)						(61,616)
Federal income tax (expense) benefit on interest and corporate expenses						9,664
Total federal income tax (expense) benefit						(51,952)
Net income						195,839
Preferred stock dividends						(4,600)
Net income available to common stockholders						191,239

The "Other segment expenses" primarily consist of (i) fees paid for licenses, (ii) depreciation expense, and (iii) general overhead items to operate our business operations, including travel, postage, telephone, and utility expenses. "Loss and loss expense incurred" includes a portion of salaries and employee benefits related to claims personnel.

(c) The following tables present reconciliations of our segments' ROE contributions and combined ratios to consolidated results.

ROE	Quarter ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
Standard Commercial Lines segment	0.7%	(2.6)	0.3%	0.4
Standard Personal Lines segment	0.4	0.9	0.5	0.5
E&S Lines segment	1.2	1.5	1.3	1.3
Total insurance operations	2.3	(0.2)	2.1	2.2

Net investment income earned	13.9	13.0	13.6	12.9
Net realized and unrealized investment gains (losses)	1.1	0.4	0.2	0.2
Total investments segment	15.0	13.4	13.8	13.1

Other	(2.5)	(2.5)	(2.9)	(2.8)
ROE	14.8	10.7	13.0	12.5

Combined Ratio	Quarter ended June 30,				Six Months ended June 30,
	2026		2025		2026		2025
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Standard Commercial Lines:
Net premiums earned	$962,044		937,635		$1,927,803		1,849,845
Loss and loss expense incurred	652,249	67.8%	666,766	71.1	1,309,083	67.8%	1,248,432	67.5
Net underwriting expenses incurred[1]	302,100	31.4	295,862	31.6	612,127	31.8	592,505	32.0
Dividends to policyholders	490	0.1	1,151	0.1	1,190	0.1	2,134	0.1
Underwriting income (loss)	7,205	99.3	(26,144)	102.8	5,403	99.7	6,774	99.6

Standard Personal Lines:
Net premiums earned	97,639		102,377		197,667		206,032
Loss and loss expense incurred	69,004	70.7	69,977	68.3	138,303	69.9	146,646	71.2
Net underwriting expenses incurred[1]	24,207	24.8	23,850	23.3	47,778	24.2	48,799	23.7
Underwriting income (loss)	4,428	95.5	8,550	91.6	11,586	94.1	10,587	94.9

E&S Lines:
Net premiums earned	155,825		148,045		307,234		290,937
Loss and loss expense incurred	95,013	61.0	87,155	58.9	184,384	60.0	175,145	60.2
Net underwriting expenses incurred[1]	48,056	30.8	45,719	30.9	94,205	30.7	89,939	30.9
Underwriting income (loss)	12,756	91.8	15,171	89.8	28,645	90.7	25,853	91.1

Total Insurance Operations:
Net premiums earned	1,215,508		1,188,057		2,432,704		2,346,814
Loss and loss expense incurred	816,266	67.2	823,898	69.3	1,631,770	67.1	1,570,223	66.9
Net underwriting expenses incurred[1]	374,363	30.8	365,431	30.8	754,110	31.0	731,243	31.2
Dividends to policyholders	490	—	1,151	0.1	1,190	—	2,134	0.1
Underwriting income (loss)	24,389	98.0	(2,423)	100.2	45,634	98.1	43,214	98.2
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

The following tables provide information about the Pension Plan:

	Pension Plan
	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2026	2025	2026	2025
Net Periodic Pension Cost (Benefit):
Interest cost	$3,695	3,973	$7,391	7,946
Expected return on plan assets	(5,782)	(5,339)	(11,565)	(10,678)
Amortization of unrecognized net actuarial loss	799	868	1,599	1,736
Total net periodic pension cost (benefit)[1]	$(1,288)	(498)	$(2,575)	(996)
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

NOTE 11. Comprehensive Income (Loss)
The components of comprehensive income (loss), both gross and net of tax, for Second Quarter 2026 and Six Months 2026 and Second Quarter 2025 and Six Months 2025 were as follows:

Second Quarter 2026
($ in thousands)	Gross	Tax	Net
Net income (loss)	$162,845	33,460	129,385
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	(13,709)	(2,874)	(10,835)
Unrealized gains (losses) on securities with credit loss recognized in earnings	5,199	1,092	4,107
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	3,318	696	2,622
Credit loss (benefit) expense	1,255	263	992
Total unrealized gains (losses) on investment securities	(3,937)	(823)	(3,114)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	806	169	637
Total defined benefit pension and post-retirement plans	806	169	637
Other comprehensive income (loss)	(3,131)	(654)	(2,477)
Comprehensive income (loss)	$159,714	32,806	126,908

Second Quarter 2025
($ in thousands)	Gross	Tax	Net
Net income (loss)	$108,905	22,962	85,943
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	41,864	8,790	33,074
Unrealized gains (losses) on securities with credit loss recognized in earnings	11,022	2,315	8,707
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	(434)	(91)	(343)
Credit loss (benefit) expense	(887)	(186)	(701)
Total unrealized gains (losses) on investment securities	51,565	10,828	40,737
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	873	184	689
Total defined benefit pension and post-retirement plans	873	184	689
Other comprehensive income (loss)	52,438	11,012	41,426
Comprehensive income (loss)	$161,343	33,974	127,369

Six Months 2026
($ in thousands)	Gross	Tax	Net
Net income (loss)	$287,047	59,986	227,061
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	(95,581)	(20,072)	(75,509)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(13,356)	(2,805)	(10,551)
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	4,981	1,046	3,935
Credit loss (benefit) expense	9,409	1,976	7,433
Total unrealized gains (losses) on investment securities	(94,547)	(19,855)	(74,692)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	1,613	339	1,274
Total defined benefit pension and post-retirement plans	1,613	339	1,274
Other comprehensive income (loss)	(92,934)	(19,516)	(73,418)
Comprehensive income (loss)	$194,113	40,470	153,643

Six Months 2025
($ in thousands)	Gross	Tax	Net
Net income (loss)	$247,791	51,952	195,839
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	111,124	23,335	87,789
Unrealized gains (losses) on securities with credit loss recognized in earnings	23,788	4,995	18,793
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	(708)	(149)	(559)
Credit loss (benefit) expense	(1,516)	(318)	(1,198)
Total unrealized gains (losses) on investment securities	132,688	27,863	104,825
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	1,745	367	1,378
Total defined benefit pension and post-retirement plans	1,745	367	1,378
Other comprehensive income (loss)	134,433	28,230	106,203
Comprehensive income (loss)	$382,224	80,182	302,042

The following table shows each component of accumulated other comprehensive income (loss) ("AOCI") (net of taxes), including balances and changes, as of June 30, 2026:

June 30, 2026	Net Unrealized Gains (Losses) on Investment Securities			Defined Benefit Pension and Post-Retirement Plans	Total AOCI
($ in thousands)	Credit Loss Related[1]	All Other	Investments Subtotal
Balance, December 31, 2025	$(44,973)	(24,861)	(69,834)	(81,826)	(151,660)
OCI before reclassifications	(10,551)	(75,509)	(86,060)	—	(86,060)
Amounts reclassified from AOCI	7,433	3,935	11,368	1,274	12,642
Net current period OCI	(3,118)	(71,574)	(74,692)	1,274	(73,418)
Balance, June 30, 2026	$(48,091)	(96,435)	(144,526)	(80,552)	(225,078)
1Represents change in unrealized gains (losses) on securities with credit loss recognized in earnings.

The reclassifications out of AOCI were as follows:

	Quarter ended June 30,		Six Months ended June 30,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2026	2025	2026	2025
Net realized (gains) losses on disposals and intent-to-sell AFS securities
Net realized (gains) losses	$3,318	(434)	$4,981	(708)	Net realized and unrealized investment gains (losses)
Tax (benefit) expense	(696)	91	(1,046)	149	Total income tax expense (benefit)
Net of taxes	2,622	(343)	3,935	(559)	Net income (loss)
Credit loss related
Credit loss (benefit) expense	1,255	(887)	9,409	(1,516)	Net realized and unrealized investment gains (losses)
Tax (benefit) expense	(263)	186	(1,976)	318	Total income tax expense (benefit)
Net of taxes	992	(701)	7,433	(1,198)	Net income (loss)
Defined benefit pension and post-retirement life plans
Net actuarial loss	185	200	371	401	Loss and loss expense incurred
Net actuarial loss	621	673	1,242	1,344	Other insurance expenses
Total	806	873	1,613	1,745	Income (loss) before income tax
Tax (benefit) expense	(169)	(184)	(339)	(367)	Total income tax expense (benefit)
Net of taxes	637	689	1,274	1,378	Net income (loss)
Total reclassifications for the period	$4,251	(355)	$12,642	(379)	Net income (loss)

NOTE 12. Equity
On October 22, 2025, the Company announced that its Board of Directors authorized a new share repurchase program under which the Company may repurchase issued and outstanding shares of common stock up to $200 million, exclusive of any excise tax impact. This program was effective on October 27, 2025, and has no expiration date. Activity under the authorization was as follows:

Six Months ended June 30, 2026	Total Number of Shares Purchased	Total Cost[1] (in millions)	Remaining Authorization as of 6/30/26 (in millions)
Authorized Share Repurchase Program	713,434	$61.9	108.1
1Excludes commissions and excise tax.

NOTE 13. Earnings per Common Share
The following table presents the calculations of earnings per common share ("EPS") on a basic and diluted basis:

	Quarter ended June 30,		Six Months ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net income (loss) available to common stockholders:	$127,085	83,643	$222,461	191,239

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	59,658	60,844	59,820	60,855
Effect of dilutive securities - stock compensation plans	524	439	492	421
Weighted average common shares outstanding - diluted	60,182	61,283	60,312	61,276

EPS:
Basic	$2.13	1.37	$3.72	3.14
Diluted	2.11	1.36	3.69	3.12

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

Subsequently, on March 27, 2026, The Vanguard Group, Inc. filed a Schedule 13G/A with the SEC indicating that due to an internal alignment, The Vanguard Group, Inc. will report beneficial interests on a disaggregated basis from its subsidiaries or business units. On April 29, 2026, Vanguard Portfolio Management filed a Schedule 13G reporting that it held 5.87% of the Parent’s common shares as of March 31, 2026. On April 30, 2026, Vanguard Capital Management filed a Schedule 13G reporting that it held 5.24% of the Parent’s common shares as of March 31, 2026. Both of these amounts are below the related party disclosure threshold.

NOTE 15. Litigation
As of June 30, 2026, we are not involved in any legal action that we believe could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

In the ordinary course of conducting business, we are parties in various legal actions. Most matters involve claims litigation handled by our ten insurance subsidiaries (collectively, the "Insurance Subsidiaries") in their capacities as: (i) liability insurers defending or indemnifying third-party claims brought against our customers; (ii) insurers responding to first-party coverage claims; or (iii) liability insurers seeking declaratory judgments regarding coverage obligations. We recognize these matters through unpaid loss and loss expense reserves. Considering potential losses and defense costs reserves, we expect that any potential ultimate liability for ordinary course claims litigation will not be material to our consolidated financial condition, results of operations, or cash flows.

From time to time, our Insurance Subsidiaries are named as defendants in other legal actions, including some alleging large or indeterminate amounts. Plaintiffs may style these actions as class actions and seek judicial certification of a state or national class for allegations involving our business practices, including allegations related to medical provider reimbursement under workers compensation or automobile insurance policies, or reimbursement practices involving automobile parts. Similarly, our Insurance Subsidiaries can be named defendants in individual actions seeking extra-contractual damages, punitive damages, or penalties, often alleging bad faith in handling insurance claims. We believe we have valid defenses to these allegations and account for such activity by establishing unpaid loss and loss expense reserves. Considering estimated losses and defense costs reserves, we expect that any potential ultimate liability for these other legal actions will not be material to our consolidated financial condition. Litigation outcomes are inherently unpredictable, and certain matters involve large or indeterminate amounts. Adverse outcomes could materially affect our consolidated results of operations or cash flows in the period in which they occur.

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

For additional information about these segments, refer to Note 9. "Segment Information" in Item 1. "Financial Statements." of this Form 10-Q and Note 12. "Segment Information" in Item 8. "Financial Statements and Supplementary Data." of our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Annual Report").

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

In the MD&A, we discuss and analyze the following:

•Critical Accounting Policies and Estimates;
•Financial Highlights of Results for the second quarters ended June 30, 2026 ("Second Quarter 2026") and June 30, 2025 ("Second Quarter 2025"); and the six-month periods ended June 30, 2026 ("Six Months 2026") and June 30, 2025 ("Six Months 2025")
•Results of Operations and Related Information by Segment;
•Federal Income Taxes;
•Liquidity and Capital Resources; and
•Ratings.

Critical Accounting Policies and Estimates
Our unaudited interim consolidated financial statements include amounts for which we have made informed estimates and judgments for transactions not yet completed. These estimates and judgments affect the reported amounts in our consolidated financial statements. Our 2025 Annual Report outlines the estimates and judgments most critical to the preparation of the consolidated financial statements: (i) reserve for loss and loss expense; (ii) investment valuation and the allowance for credit losses on available-for-sale ("AFS") fixed income securities; and (iii) reinsurance. These estimates and judgments require our use of assumptions about highly uncertain matters that could change as facts and circumstances develop. Different estimates or judgments could result in materially different reported amounts. For additional information regarding our critical accounting policies and estimates, refer to pages 38 through 45 of our 2025 Annual Report.

Financial Highlights of Results for Second Quarter and Six Months 2026 and Second Quarter and Six Months 20251

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ and shares in thousands, except per share amounts)	2026	2025			2026	2025
Financial Data:
Revenues	$1,387,035	1,326,745	5%		$2,745,960	2,611,931	5%
After-tax net investment income	119,206	101,421	18		232,271	197,042	18
After-tax underwriting income (loss)	19,267	(1,914)	(1,107)		36,051	34,139	6
Net income (loss) before federal income tax	162,845	108,905	50		287,047	247,791	16
Net income (loss)	129,385	85,943	51		227,061	195,839	16
Net income (loss) available to common stockholders	127,085	83,643	52		222,461	191,239	16

Key Metrics:
Combined ratio	98.0%	100.2	(2.2)	pts	98.1%	98.2	(0.1)	pts
Invested assets per dollar of common stockholders' equity	$3.34	3.33	—%		$3.34	3.33	—%
Annualized after-tax yield on investment portfolio	4.2%	3.9	0.3	pts	4.1%	3.9	0.2	pts
Return on common equity ("ROE")	14.8	10.7	4.1		13.0	12.5	0.5
Net premiums written ("NPW") to statutory surplus	$1.30	1.45	(10)%		$1.30	1.45	(10)%

Per Common Share Amounts:
Diluted net income (loss) per share	$2.11	1.36	55%		$3.69	3.12	18%
Book value per share	58.13	52.09	12		58.13	52.09	12
Dividends declared per share to common stockholders	0.43	0.38	13		0.86	0.76	13

Non-GAAP Information:
Non-GAAP operating income (loss)[2]	$117,629	80,348	46%		$219,562	187,762	17%
Non-GAAP operating income (loss) per diluted common share[2]	1.95	1.31	49		3.64	3.06	19
Non-GAAP operating ROE[2]	13.7%	10.3	3.4	pts	12.8%	12.3	0.5	pts
Adjusted book value per common share[2]	$60.56	54.48	11%		$60.56	54.48	11%
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

The tables below provide reconciliations of our GAAP to non-GAAP measures:

Reconciliation of net income (loss) available to common stockholders to non-GAAP operating income (loss)	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2026	2025	2026	2025
Net income (loss) available to common stockholders	$127,085	83,643	$222,461	191,239
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	(11,971)	(4,172)	(3,670)	(4,401)
Tax on reconciling items	2,515	877	771	924
Non-GAAP operating income (loss)	$117,629	80,348	$219,562	187,762

Reconciliation of net income (loss) available to common stockholders per diluted common share to non-GAAP operating income (loss) per diluted common share	Quarter ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
Net income (loss) available to common stockholders per diluted common share	$2.11	1.36	$3.69	3.12
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	(0.20)	(0.07)	(0.06)	(0.07)
Tax on reconciling items	0.04	0.02	0.01	0.01
Non-GAAP operating income (loss) per diluted common share	$1.95	1.31	$3.64	3.06

Reconciliation of ROE to non-GAAP operating ROE	Quarter ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
ROE	14.8%	10.7	13.0%	12.5
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	(1.4)	(0.5)	(0.2)	(0.3)
Tax on reconciling items	0.3	0.1	—	0.1
Non-GAAP operating ROE	13.7%	10.3	12.8%	12.3

Reconciliation of book value per common share to adjusted book value per common share	Quarter ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
Book value per common share	$58.13	52.09	$58.13	52.09
Total unrealized investment (gains) losses included in accumulated other comprehensive income (loss), before tax	3.07	3.03	3.07	3.03
Tax on reconciling items	(0.64)	(0.64)	(0.64)	(0.64)
Adjusted book value per common share	$60.56	54.48	$60.56	54.48

The following table depicts the components of ROE and non-GAAP operating ROE:

ROE and non-GAAP operating ROE Components	Quarter ended June 30,		Change Points	Six Months ended June 30,		Change Points
	2026	2025		2026	2025
Standard Commercial Lines Segment	0.7%	(2.6)	3.3	0.3%	0.4	(0.1)
Standard Personal Lines Segment	0.4	0.9	(0.5)	0.5	0.5	—
E&S Lines Segment	1.2	1.5	(0.3)	1.3	1.3	—
Total insurance operations	2.3	(0.2)	2.5	2.1	2.2	(0.1)

Net investment income earned	13.9	13.0	0.9	13.6	12.9	0.7
Net realized and unrealized investment gains (losses)	1.1	0.4	0.7	0.2	0.2	—
Total investments segment	15.0	13.4	1.6	13.8	13.1	0.7

Other	(2.5)	(2.5)	—	(2.9)	(2.8)	(0.1)

ROE	14.8	10.7	4.1	13.0	12.5	0.5
Net realized and unrealized investment (gains) losses, after tax	(1.1)	(0.4)	(0.7)	(0.2)	(0.2)	—
Non-GAAP operating ROE	13.7	10.3	3.4	12.8	12.3	0.5

In Second Quarter 2026, we delivered an ROE of 14.8% and a non-GAAP operating ROE of 13.7%, higher by 4.1 points and 3.4 points, respectively, compared to Second Quarter 2025. Improved underwriting results complemented strong after-tax investment income of $119 million. Our overall combined ratio of 98.0% for Second Quarter 2026 was 2.2 points better than 100.2% in Second Quarter 2025, primarily driven by (i) lower catastrophe and non-catastrophe property losses and (ii) no prior year casualty reserve development in any segment or line of business in Second Quarter 2026, compared to 3.8 points of unfavorable prior year casualty reserve development a year ago. These items were partially offset by 3.4 points of higher current year casualty loss costs. All three insurance segments profitably contributed to the 2.3 points of ROE from insurance operations in Second Quarter 2026, which was up 2.5 points from the prior-year quarter, primarily driven by improvement in our standard commercial lines segment.

On a year-to-date basis, our 13.0% ROE and 12.8% operating ROE were both higher than the 12.5% and 12.3%, respectively, generated in Six Months 2025. Stronger net investment income in Six Months 2026 drove the improvement.

Outlook
In Second Quarter 2026, we marked our eighth consecutive quarter of double-digit operating returns with an operating ROE of 13.7% and returned $58 million to common stockholders through regular dividends and opportunistic share repurchases, reinforcing our commitment to delivering long-term value. As Selective celebrated its 100th anniversary this year, we are proud of our history, the work our employees do, and the value we deliver our policyholders, distribution partners, and shareholders. We remain focused on a set of key priorities across the company to drive future success, including:

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

•Further leveraging the use of data analytics and technology, including general-purpose, industry-trained, and agentic artificial intelligence ("AI") solutions, to drive operational efficiency and improved underwriting and claim outcomes. Early AI successes in claims, underwriting, and risk management are delivering measurable outcomes in accuracy, speed, and productivity, positioning us to responsibly scale AI across the organization. We have also made considerable progress in modernizing our policy acquisition and claims systems. For example, system enhancements in our E&S Lines segment have created significant operational efficiency, positioning us for premium growth with limited headcount additions.

•Building a connected, accountable, and empowered organization by developing talent and aligning on prioritized goals.

We remain committed to making strategic investments that fuel continued growth, innovation, and performance excellence. As we position ourselves for the future, we have several strategies to grow market share profitably over time:

•In our existing footprint, we are focused on growing with existing partners and strategically appointing new agency locations. During Six Months 2026, we added 100 agency locations and we had a net increase of 100 agency locations in 2025.

•Careful and deliberate geographic expansion. Since 2017, we have added fourteen states to our Standard Commercial Lines footprint, including Kansas in 2025. In Six Months 2026, these expansion states produced $242 million in premium, representing approximately 9% of total direct premiums written. We began writing business in Montana and Wyoming as of July 1, 2026.

Our full-year expectations for 2026 are as follows:

•A GAAP combined ratio of 96.5% to 97.5%, including net catastrophe losses of 6.0 points. Our combined ratio estimate assumes no prior year casualty reserve development, as we record our best estimate each quarter. We do not make assumptions about future reserve development;
•After-tax net investment income of $480 million, up from our initial guidance of $465 million;
•An overall effective tax rate of 21.5%; and
•Weighted average shares of 60.2 million on a fully diluted basis, reflecting the shares repurchased in Six Months 2026 and assuming no additional repurchases under our share repurchase authorization.

Results of Operations and Related Information by Segment
Insurance Operations
The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
Insurance Operations Results:
NPW	$1,220,694	1,288,629	(5)%		$2,446,202	2,529,072	(3)%
Net premiums earned (“NPE”)	1,215,508	1,188,057	2		2,432,704	2,346,814	4
Less:
Loss and loss expense incurred	816,266	823,898	(1)		1,631,770	1,570,223	4
Net underwriting expenses incurred	374,363	365,431	2		754,110	731,243	3
Dividends to policyholders	490	1,151	(57)		1,190	2,134	(44)
Underwriting income (loss)	$24,389	(2,423)	(1,107)%		$45,634	43,214	6%
Combined Ratios:
Loss and loss expense ratio	67.2%	69.3	(2.1)	pts	67.1%	66.9	0.2	pts
Underwriting expense ratio	30.8	30.8	—		31.0	31.2	(0.2)
Dividends to policyholders ratio	—	0.1	(0.1)		—	0.1	(0.1)
Combined ratio	98.0	100.2	(2.2)		98.1	98.2	(0.1)

Lower NPW in Second Quarter 2026 and Six Months 2026 compared to the same prior-year periods reflect reduced new business in a competitive environment and deliberate actions to enhance underwriting profitability. Retention in our Standard Commercial Lines segment was down two points in both Second Quarter 2026 and Six Months 2026, reflecting our granular pricing actions to drive lower retention on underperforming business. While enhancing underwriting profitability is a primary focus, we are also executing on strategies to support future growth opportunities, including expanding our geographic footprint and broadening our E&S distribution capabilities with retail access.

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2026	2025	2026	2025
Direct new business premiums	$206.1	248.1	$420.0	499.4
Renewal pure price increases	6.5%	9.9	6.8%	10.1

Growth in NPE of 2% in Second Quarter 2026 and 4% in Six Months 2026 compared to the same prior-year periods is decelerating as the impact of lower NPW is materializing through the earnings process.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$—	45,000	(100)%		$—	50,000	(100)%
Current year casualty loss costs	577,229	525,727	10		1,139,324	1,044,999	9
Net catastrophe losses	68,539	79,932	(14)		143,889	123,289	17
Non-catastrophe property loss and loss expenses	170,498	173,239	(2)		348,557	351,935	(1)
Total loss and loss expense incurred	816,266	823,898	(1)		1,631,770	1,570,223	4

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	—%	3.8	(3.8)	pts	—%	2.1	(2.1)	pts
Current year casualty loss costs	47.6	44.2	3.4		46.9	44.5	2.4
Net catastrophe losses	5.6	6.7	(1.1)		5.9	5.3	0.6
Non-catastrophe property loss and loss expenses	14.0	14.6	(0.6)		14.3	15.0	(0.7)
Total impact on loss and loss expense ratio	67.2	69.3	(2.1)		67.1	66.9	0.2

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended June 30,			Six Months ended June 30,
($ in millions)	2026		2025	2026		2025
General liability	$—		20.0	$—		20.0
Commercial automobile	—		25.0	—		25.0
Total Standard Commercial Lines	—		45.0	—		45.0

Personal automobile	—		—	—		5.0
Total Standard Personal Lines	—		—	—		5.0

Total (favorable) unfavorable prior year casualty reserve development	$—		45.0	$—		50.0

(Favorable) unfavorable impact on loss ratio	—	pts	3.8	—	pts	2.1

The loss and loss expense ratio decreased 2.1 points in Second Quarter 2026 compared to Second Quarter 2025, driven by (i) lower net catastrophe and non-catastrophe property losses reflecting less severe wind and convective storms impacting our footprint and (ii) no prior year casualty reserve development in Second Quarter 2026, compared to 3.8 points of unfavorable prior year casualty reserve development in the year-ago quarter. These items were partially offset by higher current year casualty loss costs.

In Six Months 2026, the loss and loss expense ratio increased 0.2 points compared to Six Months 2025, with higher current year loss costs and catastrophe losses predominantly offset by improvements in prior year casualty reserve development and non-catastrophe property losses.

There was no prior year casualty reserve development in any segment or line of business in Second Quarter 2026 or Six Months 2026. The unfavorable prior year casualty reserve development in Second Quarter 2025 and Six Months 2025 was primarily driven by (i) our commercial automobile line of business that experienced increased severities in accident years 2022 through 2024 and (ii) our general liability line of business that experienced increased severities in accident years 2022 and 2023.

Current year casualty loss costs were higher in Second Quarter 2026 and Six Months 2026 compared to the same prior-year periods, driven by elevated commercial automobile claim frequencies in the first half of the year and the increased loss trend assumptions that we recognized over the course of 2025 that are included in our expectations for 2026.

Standard Commercial Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
Insurance Segments Results:
NPW	$961,850	1,018,004	(6)%		$1,954,237	2,021,229	(3)%
NPE	962,044	937,635	3		1,927,803	1,849,845	4
Less:
Loss and loss expense incurred	652,249	666,766	(2)		1,309,083	1,248,432	5
Net underwriting expenses incurred	302,100	295,862	2		612,127	592,505	3
Dividends to policyholders	490	1,151	(57)		1,190	2,134	(44)
Underwriting income (loss)	7,205	(26,144)	(128)		$5,403	6,774	(20)
Combined Ratios:
Loss and loss expense ratio	67.8%	71.1	(3.3)	pts	67.8%	67.5	0.3	pts
Underwriting expense ratio	31.4	31.6	(0.2)		31.8	32.0	(0.2)
Dividends to policyholders ratio	0.1	0.1	—		0.1	0.1	—
Combined ratio	99.3	102.8	(3.5)		99.7	99.6	0.1

Lower NPW in Second Quarter 2026 and Six Months 2026 compared Second Quarter 2025 and Six Months 2025 reflected reduced new business and targeted actions on our renewal portfolio. Stronger new business pricing, informed by our view of expected loss trends, combined with a competitive environment, drove lower acquisition rates on new business. We are leveraging our granular insights and differentiated operating model to drive higher renewal retention on our best-performing business and meaningfully lower retention on our poorer-performing business through appropriate rating actions. While overall rate increases have moderated and retention is lower than the prior-year period, we expect these mix improvement actions to contribute to improved profitability.

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2026	2025	2026	2025
Direct new business premiums	$124.0	158.2	$256.0	330.3
Retention	81%	83%	81%	83
Renewal pure price increases	6.5	8.9	6.8	9.0

Growth in NPE of 3% in Second Quarter 2026 and 4% in Six Months 2026 compared to the same prior-year periods is decelerating as the impact of lower NPW is materializing through the earnings process.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$—	45,000	(100)%		$—	45,000	(100)%
Current year casualty loss costs	480,689	439,002	9		952,566	872,065	9
Net catastrophe losses	48,666	50,881	(4)		105,849	70,692	50
Non-catastrophe property loss and loss expenses	122,894	131,883	(7)		250,668	260,675	(4)
Total loss and loss expense incurred	652,249	666,766	(2)		1,309,083	1,248,432	5

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	—%	4.8	(4.8)	pts	—%	2.4	(2.4)	pts
Current year casualty loss costs	49.9	46.8	3.1		49.3	47.2	2.1
Net catastrophe losses	5.1	5.4	(0.3)		5.5	3.8	1.7
Non-catastrophe property loss and loss expenses	12.8	14.1	(1.3)		13.0	14.1	(1.1)
Total impact on loss and loss expense ratio	67.8	71.1	(3.3)		67.8	67.5	0.3

The loss and loss expense ratio decreased 3.3 points in Second Quarter 2026 compared to Second Quarter 2025, primarily due to (i) no net prior year casualty reserve development in the current year quarter compared to 4.8-points of unfavorable prior year casualty reserve development in the year-ago quarter and (ii) lower non-catastrophe property losses, reflecting less severe wind and convective storms impacting our footprint in Second Quarter 2026 compared to Second Quarter 2025. These items were partially offset by higher current year casualty loss costs.

In Six Months 2026, the loss and loss expense ratio increased 0.3 points compared to Six Months 2025, with higher current year loss costs and catastrophe losses, predominantly offset by improvements in prior year casualty reserve development and non-catastrophe losses. The increase in catastrophe losses was driven by higher frequency and severity of winter storms and thunderstorm events that impacted our footprint this year compared to last, mainly in the first quarter of 2026.

The details of the prior year casualty reserve development by line of business were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2026	2025	2026	2025
General liability	$—	20.0	$—	20.0
Commercial automobile	—	25.0	—	25.0
Total Standard Commercial Lines	—	45.0	—	45.0

Prior year casualty reserve development in Second Quarter 2025 and Six Months 2025 reflected (i) increased severities in accident years 2022 through 2024 in our commercial automobile line of business, and (ii) increased severities in accident years 2022 and 2023 in our general liability line of business.

Higher current year casualty loss costs in Second Quarter 2026 and Six Months 2026 reflected the increased loss trend assumptions we recognized throughout 2025 and included in our expectations for 2026. Elevated severity trend assumptions attributable to social inflation on our general liability and commercial automobile liability lines of business, as well as elevated commercial automobile claim frequencies in the first half of 2026, drove the increase in current year casualty loss costs. Lower workers compensation loss trends provided a partial offset from decreasing claim frequencies in our 2026 expectations.

Information about our most significant Standard Commercial Lines of business follows:

General Liability
	Quarter ended June 30,		Change % or Points[1]		Six Months ended June 30,		Change % or Points[1]
($ in thousands)	2026	2025			2026	2025
NPW	$328,108	341,641	(4)%		$662,165	675,537	(2)%
Direct new business	34,899	44,655	n/a		72,656	98,319	n/a
Retention	83%	83	n/a		82%	83	n/a
Renewal pure price increases	8.7	11.9	n/a		9.0	12.0	n/a
NPE	$318,688	305,843	4%		$633,790	600,530	6%
Underwriting income (loss)	(19,706)	(31,295)	(37)		(43,508)	(47,208)	(8)
Combined ratio	106.2%	110.2	(4.0)	pts	106.9%	107.9	(1.0)	pts
% of total Standard Commercial Lines NPW	34	34			34	33
1n/a: not applicable.

NPW was down in Second Quarter 2026 and Six Months 2026 compared to the same prior-year periods, reflecting deliberate actions to enhance underwriting profitability. In sectors and markets where pricing does not align with our view of rate need, we are taking targeted underwriting actions, including (i) revising underwriting guidelines, (ii) tightening coverage offerings, and (iii) reducing writings.

Growth in NPE of 4% in Second Quarter 2026 and 6 % in Six Months 2026 is decelerating as the impact of lower NPW in 2026 is materializing through the earnings process.

The combined ratio decreased 4.0 points in Second Quarter 2026 and 1.0 in Six Months 2026 compared to the same prior-year periods, primarily driven by the following:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$—	20,000	(100)%		$—	20,000	(100)%
Current year casualty loss costs	238,105	220,610	8		473,110	434,284	9
Total loss and loss expense incurred	238,105	240,610	(1)		473,110	454,284	4

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	—%	6.5	(6.5)	pts	—%	3.3	(3.3)	pts
Current year casualty loss costs	74.8	72.2	2.6		74.7	72.4	2.3
Total impact on loss and loss expense ratio	74.8	78.7	(3.9)		74.7	75.7	(1.0)

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

These dynamics have impacted our view of current year loss costs. The increased loss trend assumptions that we recognized over the course of 2025 that are included in our expectations for 2026, drove a 2.6-point increase in current year casualty loss costs in Second Quarter 2026 and a 2.3-point increase in Six Months 2026 compared to the same prior-year periods.

We did not record any prior year casualty reserve development in Second Quarter 2026 and Six Months 2026. We recorded $20.0 million of unfavorable prior year casualty reserve development in Second Quarter 2025 and Six Months 2025, which was driven by increased severities in accident years 2022 and 2023.

Commercial Automobile
	Quarter ended June 30,		Change % or Points[1]		Six Months ended June 30,		Change % or Points[1]
($ in thousands)	2026	2025			2026	2025
NPW	$289,879	312,966	(7)%		$591,395	625,620	(5)%
Direct new business	27,463	41,996	n/a		55,931	87,866	n/a
Retention	80%	83	n/a		81%	84	n/a
Renewal pure price increases	9.3	10.4	n/a		9.2	10.5	n/a
NPE	$291,411	288,759	1%		$587,791	572,344	3%
Underwriting income (loss)	(5,349)	(8,425)	(37)		215	(781)	(128)
Combined ratio	101.8%	102.9	(1.1)	pts	100.0%	100.1	(0.1)	pts
% of total Standard Commercial Lines NPW	30	31			30	31
1n/a: not applicable.

NPW decreased 7% in Second Quarter 2026 and 5% in Six Months 2026 compared to the same prior-year periods, driven by underwriting actions to improve profitability, such as achieving renewal pure price increases and tightening underwriting guidelines for fleet exposures. Lower renewal pure price increases this year compared to last were driven by a reduction in rates for physical damage that were partially offset by higher commercial automobile liability rates.

Growth in NPE of 1% in Second Quarter 2026 and 3% in Six Months 2026 compared to the same prior-year periods is decelerating as the impact of lower NPW in 2026 is materializing through the earnings process.

The combined ratio decreased 1.1 points in Second Quarter 2026 and 0.1 points in Six Months 2026 compared to the same prior-year periods, and included the following:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$—	25,000	(100)%		$—	25,000	(100)%
Current year casualty loss costs	169,780	141,819	20		332,500	286,558	16
Net catastrophe losses	2,390	4,134	(42)		2,783	5,611	(50)
Non-catastrophe property loss and loss expenses	38,563	40,697	(5)		76,850	83,245	(8)
Total loss and loss expense incurred	210,733	211,650	—		412,133	400,414	3

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	—%	8.7	(8.7)	pts	—%	4.4	(4.4)	pts
Current year casualty loss costs	58.2	49.1	9.1		56.6	50.0	6.6
Net catastrophe losses	0.8	1.4	(0.6)		0.5	1.0	(0.5)
Non-catastrophe property loss and loss expenses	13.2	14.1	(0.9)		13.1	14.5	(1.4)
Total impact on loss and loss expense ratio	72.2	73.3	(1.1)		70.2	69.9	0.3

We did not record any prior year casualty reserve development in Second Quarter 2026 and Six Months 2026, compared to $25.0 million recorded in Second Quarter 2025 and Six Months 2025. Current year casualty loss costs were higher in Second Quarter 2026 and Six Months 2026 compared to the same prior-year periods, driven by elevated claim frequencies in the first half of the year and the increased loss trend assumptions we recognized throughout 2025 that are included in our expectations for 2026.

In the aggregate, net catastrophe and non-catastrophe property losses were 1.5-points lower in Second Quarter 2026 and 1.9- points lower in Six Months 2026 compared to the same prior-year periods, and provided a partial offset to the increase in current year loss costs. This reduction was driven by (i) the earned impact of renewal pure price increases and (ii) period-to-period variability of catastrophe and non-catastrophe property losses.

Commercial Property[1]
	Quarter ended June 30,		Change % or Points[2]		Six Months ended June 30,		Change % or Points[2]
($ in thousands)	2026	2025			2026	2025
NPW	$198,984	207,930	(4)%		$397,819	404,184	(2)%
Direct new business	40,550	43,137	n/a		82,576	84,553	n/a
Retention	80%	81	n/a		80%	82	n/a
Renewal pure price increases	3.6	7.8	n/a		4.3	8.1	n/a
NPE	$198,475	191,027	4%		$400,109	377,557	6%
Underwriting income (loss)	20,214	7,441	172		27,180	37,453	(27)
Combined ratio	89.8%	96.1	(6.3)	pts	93.2%	90.1	3.1	pts
% of total Standard Commercial Lines NPW	21	20			20	20
1Includes Inland Marine.
2n/a: not applicable.

NPW decreased 4% in Second Quarter 2026 and 2% Six Months 2026 compared to the same prior-year periods, reflecting lower new business and deliberate actions to strengthen underwriting profitability.

Growth in NPE of 4% in Second Quarter 2026 and 6% in Six Months 2026 continued to reflect the impact of NPW growth through the first quarter of 2026, but is pressured by the impact of lower NPW this quarter.

The combined ratio decreased 6.3 points in Second Quarter 2026 compared to Second Quarter 2025, and increased 3.1 points in Six Months 2026 compared to Six Months 2025, and included the following:

	Second Quarter 2026			Second Quarter 2025
($ in thousands)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$41,418	20.9	pts	33,938	17.8	3.1	pts
Non-catastrophe property loss and loss expenses	68,385	34.5		83,204	43.6	(9.1)
Total	$109,803	55.4		117,142	61.4	(6.0)

	Six Months 2026			Six Months 2025
($ in thousands)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$91,294	22.8	pts	50,300	13.3	9.5	pts
Non-catastrophe property loss and loss expenses	145,364	36.3		159,778	42.3	(6.0)
Total	$236,658	59.1		210,078	55.6	3.5

In the aggregate, net catastrophe and non-catastrophe property losses were lower in Second Quarter 2026 compared to Second Quarter 2025, but were higher in Six Months 2026 compared to Six Months 2025. The increase in net catastrophe losses was driven by higher frequency and severity of winter storms and thunderstorm events that impacted our footprint this year compared to last, mainly in the first quarter of 2026.

Workers Compensation
	Quarter ended June 30,		Change % or Points[1]		Six Months ended June 30,		Change % or Points[1]
($ in thousands)	2026	2025			2026	2025
NPW	$76,619	83,003	(8)%		$159,313	169,149	(6)%
Direct new business	8,718	12,103	n/a		17,547	25,837	n/a
Retention	81%	83	n/a		82%	84	n/a
Renewal pure price increases (decreases)	(4.0)	(4.3)	n/a		(3.4)	(3.7)	n/a
NPE	$81,906	82,024	—%		$161,727	161,060	—%
Underwriting income (loss)	2,848	(2,900)	(198)		1,757	(7,578)	(123)
Combined ratio	96.5%	103.5	(7.0)	pts	98.9%	104.7	(5.8)	pts
% of total Standard Commercial Lines NPW	8	8			8	8
1n/a: not applicable.

NPW decreased 8% in Second Quarter 2026 and 6% in Six Months 2026 compared to the same prior-year periods, primarily due to negative rate changes. These rate level reductions were driven by continued decreases in workers compensation rating bureau loss costs, which form the basis for our filed rating plans, and heavily influence marketplace pricing for this line of business. Additionally, retention is down compared to the same prior-year periods, resulting from underwriting actions taken to improve profitability.

The combined ratio decreased 7.0 points in Second Quarter 2026 and 5.8 points in Six Months 2026 compared to the same prior-year periods and included the following:

	Second Quarter 2026			Second Quarter 2025
($ in thousands)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) unfavorable prior year casualty reserve development	$—	—	pts	—	—	—	pts
Current year casualty loss costs	58,812	71.8		63,284	77.1	(5.3)
Total	$58,812	71.8		$63,284	77.1	(5.3)

	Six Months 2026			Six Months 2025
($ in thousands)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) unfavorable prior year casualty reserve development	$—	—	pts	—	—	—	pts
Current year casualty loss costs	118,862	73.5		124,827	77.5	(4.0)
Total	$118,862	73.5		$124,827	77.5	(4.0)

Lower current year casualty loss costs in Second Quarter 2026 and Six Months 2026 compared to the same prior-year periods were primarily driven by decreased claim frequencies leading to improved loss trends. In addition, the combined ratio benefited from a 2.1-point reduction in underwriting expenses in Second Quarter 2026 and a 1.8-point reduction in Six Months 2026 compared to the same prior-year periods, which was primarily driven by lower commissions on this line of business.

Standard Personal Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
Insurance Segments Results:
NPW	$101,502	110,456	(8)%		$183,971	197,969	(7)%
NPE	97,639	102,377	(5)		197,667	206,032	(4)
Less:
Loss and loss expense incurred	69,004	69,977	(1)		138,303	146,646	(6)
Net underwriting expenses incurred	24,207	23,850	1		47,778	48,799	(2)
Underwriting income (loss)	$4,428	8,550	(48)		$11,586	10,587	9
Combined Ratios:
Loss and loss expense ratio	70.7%	68.3	2.4	pts	69.9%	71.2	(1.3)	pts
Underwriting expense ratio	24.8	23.3	1.5		24.2	23.7	0.5
Combined ratio	95.5	91.6	3.9		94.1	94.9	(0.8)

Lower NPW and NPE in Second Quarter 2026 and Six Months 2026 compared to the same prior-year periods was driven by reductions in direct new business and lower renewal pure price increases. New business decreased 36% in Second Quarter 2026 and 27% in Six Months 2026 compared to the same prior-year periods, driven by (i) market conditions, including an increasingly competitive market for auto insurance and (ii) restrictions we have in place to manage overall growth in the State of New Jersey. We have received regulatory approvals for increased rate levels in most of our footprint states and are focused on growth in our target market segment where we believe our rates are adequate. In Second Quarter 2026 and Six Months 2026 we achieved renewal pure price increases of 8.9% and 9.6%, respectively. Additionally, we continue to focus our efforts on our target mass affluent market, with 98% of new business through Six Months 2026 being in our target market.

The following table depicts direct new business, retention, and renewal pure price increases for the Second Quarter 2026 and Six Months 2026:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in millions)	2026	2025			2026	2025
Direct new business premiums[1]	$8.3	12.9	(36)%		$15.8	21.8	(27)%
Retention	79%	79	—	pts	79%	77	2	pts
Renewal pure price increases	8.9	19.0	(10.1)		9.6	21.3	(11.7)
1Excludes our Flood direct premiums written, which are 100% ceded to the NFIP and do not impact NPW.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$—	—	n/a	%	$—	5,000	(100)%
Current year casualty loss costs	25,872	27,115	(5)		52,716	55,183	(4)
Net catastrophe losses	11,937	14,591	(18)		25,137	21,704	16
Non-catastrophe property loss and loss expenses	31,195	28,271	10		60,450	64,759	(7)
Total loss and loss expense incurred	69,004	69,977	(1)		138,303	146,646	(6)

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	—%	—	—	pts	—%	2.4	(2.4)	pts
Current year casualty loss costs	26.6	26.4	0.2		26.6	26.9	(0.3)
Net catastrophe losses	12.2	14.3	(2.1)		12.7	10.5	2.2
Non-catastrophe property loss and loss expenses	31.9	27.6	4.3		30.6	31.4	(0.8)
Total impact on loss and loss expense ratio	70.7	68.3	2.4		69.9	71.2	(1.3)

The loss and loss expense ratio increased 2.4 points in Second Quarter 2026 compared to Second Quarter 2025, primarily driven by higher non-catastrophe losses due to normal period-to-period variability of such losses. Non-catastrophe losses were partially offset by net catastrophe losses that were lower in Second Quarter 2026 compared to Second Quarter 2025 due to lower frequency and severity of weather-related catastrophe events this year compared to last year.

The 1.3-point decrease in the loss and loss expense ratio in Six Months 2026 compared to Six Months 2025 was driven primarily by the absence of prior year casualty reserve development as illustrated in the table below:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2026	2025	2026	2025
Homeowners	$—	—	—	—
Personal automobile	—	—	—	5.0
Total Standard Personal Lines	—	—	—	5.0

The $5.0 million of unfavorable prior year casualty reserve development in Six Months 2025 was primarily driven by increased severities in accident year 2024 related to the New Jersey portfolio.

Underwriting Expenses
Our underwriting expense ratio increased 1.5 points and 0.5 points in Second Quarter 2026 and Six Months 2026, respectively, compared to the prior year periods, as lower NPE has put pressure on our underwriting expense ratio.

E&S Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
Insurance Segments Results:
NPW	$157,342	160,169	(2)%		$307,994	309,874	(1)%
NPE	155,825	148,045	5		307,234	290,937	6
Less:
Loss and loss expense incurred	95,013	87,155	9		184,384	175,145	5
Net underwriting expenses incurred	48,056	45,719	5		94,205	89,939	5
Underwriting income (loss)	12,756	15,171	(16)		28,645	25,853	11
Combined Ratios:
Loss and loss expense ratio	61.0%	58.9	2.1	pts	60.0%	60.2	(0.2)	pts
Underwriting expense ratio	30.8	30.9	(0.1)		30.7	30.9	(0.2)
Combined ratio	91.8	89.8	2.0		90.7	91.1	(0.4)

Increased competition in the marketplace and our continued underwriting discipline contributed to a decline in NPW of 2% in Second Quarter 2026 and 1% in Six Months 2026 compared to the same prior-year periods. This NPW decline was primarily due to more capacity entering the excess and surplus lines marketplace and the admitted markets' expansion in appetite for business previously written by excess and surplus lines companies. NPW includes the impact of the following:

	Quarter ended June 30,		Change % or Points	Six Months ended June 30,		Change % or Points
($ in millions)	2026	2025		2026	2025
Direct new business premiums	$73.8	77.0	(4)%	$148.2	147.2	1%
Retention	62%	65	(3)	61%	65	(4)
Renewal pure price increases	3.4	9.3	(5.9)	3.6	9.0	(5.4)

Despite the decline in NPW during 2026, NPE grew 5% in Second Quarter 2026 and 6% in Six Months 2026 compared to the same prior-year periods, driven by growth in NPW in 2025 and the corresponding earnings of those premiums written.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
Loss and Loss Expense Incurred:
Current year casualty loss costs	$70,668	59,610	19%		$134,042	117,751	14%
Net catastrophe losses	7,936	14,460	(45)		12,903	30,893	(58)
Non-catastrophe property loss and loss expenses	16,409	13,085	25		37,439	26,501	41
Total loss and loss expense incurred	95,013	87,155	9		184,384	175,145	5

Impact on Loss and Loss Expense Ratio:
Current year casualty loss costs	45.4%	40.3	5.1	pts	43.6%	40.5	3.1	pts
Net catastrophe losses	5.1	9.8	(4.7)		4.2	10.6	(6.4)
Non-catastrophe property loss and loss expenses	10.5	8.8	1.7		12.2	9.1	3.1
Total impact on loss and loss expense ratio	61.0	58.9	2.1		60.0	60.2	(0.2)

The loss and loss expense ratio increased 2.1 points in Second Quarter 2026 and decreased 0.2 points in Six Months 2026 compared to the same prior-year periods. In both Second Quarter 2026 and Six Months 2026, the loss and loss expense ratio was increased by (i) higher current year casualty loss costs, primarily driven by higher embedded severity assumptions due to social inflation and (ii) higher non-catastrophe property loss and loss expenses, reflecting normal period-to-period variability associated with property losses. Net catastrophe losses provided an offset to these items in both periods, with Six Months 2026 having a larger offset as the California Palisades Fire impacted the first quarter of 2025.

Reinsurance
We successfully completed negotiations of our July 1, 2026 excess of loss treaties that cover Standard Commercial Lines, Standard Personal Lines, and E&S Lines.

We renewed the Casualty Excess of Loss Treaty ("Casualty Treaty") with coverage for $87 million in excess of a $3 million retention per loss occurrence, which is the same as the expiring treaty. We continue to retain a portion of the first layer through an 8% co-participation, compared to a 20% co-participation in the expiring treaty. The 2026 treaty year deposit premium increased primarily due to increased premium rates and lower co-participation in the first layer.

We also renewed the Property Excess of Loss Treaty ("Property Treaty") with the same retention as the expiring treaty, but with a $20 million increase in limit. The treaty now provides coverage for $115 million in excess of a $5 million retention for losses on a per-risk basis. The treaty year deposit premium decreased modestly, primarily driven by a reduction in rates.

The following table summarizes the Casualty Treaty and Property Treaty arrangements covering our Insurance Subsidiaries:

Treaty Name	Reinsurance Coverage		Terrorism Coverage
Casualty Treaty (covers all insurance operations)
There are six layers covering $87 million in excess of $3 million. Losses other than terrorism losses are subject to the following:

- 92% of $3 million in excess of $3 million layer provides 81 reinstatements, $246 million annual aggregate limit;
- 100% of $6 million in excess of $6 million layer provides 15 reinstatements, $96 million annual aggregate limit;
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
x.x
All NBCR losses are excluded. All other losses stemming from the acts of terrorism are subject to the following:

- 92% of $3 million in excess of $3 million layer with $15 million net annual terrorism aggregate limit;
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

Property Treaty (covers all insurance operations)
There are three layers covering 100% of $115 million in excess of $5 million. Losses other than Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA") certified losses are subject to the following reinstatements and annual aggregate limits:

- $5 million in excess of $5 million layer provides 15 reinstatements, $80 million in aggregate limits;
- $30 million in excess of $10 million layer provides four reinstatements, $150 million in aggregate limits; and
- $80 million in excess of $40 million layer provides one reinstatement, $160 million in aggregate limits.
All nuclear, biological, chemical, and radioactive ("NBCR") losses are excluded regardless of whether or not they are certified under the TRIPRA. For non-NBCR losses, the treaty distinguishes between acts committed on behalf of foreign persons or foreign interests ("Foreign Terrorism") and those that are not. The treaty provides annual aggregate limits for Foreign Terrorism (other than NBCR) acts of $15 million for the first layer, $60 million for the second layer, and $80 million for the third layer. Non-Foreign Terrorism losses (other than NBCR) are covered to the same extent as non-terrorism losses.

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

The effective duration of our fixed income and short-term investments was 4.3 years as of June 30, 2026. We monitor and manage the effective duration to maximize yield while managing interest rate risk at an acceptable level. We buy and sell investments with the intent of maximizing investment returns in the current market environment, while balancing capital preservation and ensuring adequate liquidity to support our insurance business.

Our fixed income and short-term investments represented 91% of invested assets at June 30, 2026, and 92% at December 31, 2025. Our fixed income and short-term investments portfolio had a weighted average credit rating of "A+" and investment grade holdings represented 97% of the total fixed income and short-term investment portfolio on both dates.

For further details on the composition, credit quality, and various risks to which our portfolio is subject, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." of our 2025 Annual Report.

Total Invested Assets
($ in thousands)	June 30, 2026	December 31, 2025	Change
Total invested assets	$11,576,860	11,302,440	2%
Invested assets per dollar of common stockholders' equity	3.34	3.32	1

Components of unrealized gains (losses) – before tax:
Fixed income securities	(182,961)	(88,415)	107%
Equity securities	35,626	14,311	149
Net unrealized gains (losses) – before tax	(147,335)	(74,104)	99
Components of unrealized gains (losses) – after tax:
Fixed income securities	(144,539)	(69,848)	107
Equity securities	28,145	11,306	149
Net unrealized gains (losses) – after tax	(116,394)	(58,542)	99

Invested assets increased $274.4 million at June 30, 2026, compared to December 31, 2025, primarily reflecting our active investment of operating cash flows, which were 18% of NPW in Six Months 2026, partially offset by a $94.5 million increase in pre-tax net unrealized losses in our fixed income portfolio primarily due to higher interest rates at June 30, 2026 compared to December 31, 2025.
Net Investment Income
Net investment income earned components were as follows:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
Fixed income securities	$134,641	115,733	16%		$261,268	220,815	18%
Commercial mortgage loans ("CMLs")	4,086	3,761	9		8,315	7,376	13
Equity securities	5,520	4,908	12		9,722	8,475	15
Short-term investments	3,157	5,267	(40)		8,697	11,500	(24)
Alternative investments	8,608	4,004	115		15,483	11,083	40
Other investments	446	163	174		486	394	23
Investment expenses	(6,291)	(5,868)	7		(11,421)	(10,984)	4
Net investment income earned – before tax	150,167	127,968	17		292,550	248,659	18
Net investment income tax expense	(30,961)	(26,547)	17		(60,279)	(51,617)	17
Net investment income earned – after tax	$119,206	101,421	18		$232,271	197,042	18
Effective tax rate	20.6%	20.7	(0.1)	pts	20.6%	20.8	(0.2)	pts
Annualized after-tax yield on fixed income investments	4.4	4.2	0.2		4.3	4.1	0.2
Annualized after-tax yield on investment portfolio	4.2	3.9	0.3		4.1	3.9	0.2

After-tax net investment income earned increased 18% in both Second Quarter 2026 and Six Months 2026 compared to the same prior-year periods, primarily driven by (i) active portfolio management resulting in higher after-tax portfolio yield and (ii) operating cash flow deployment.

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

	Quarter ended June 30,		Change %	Six Months ended June 30,		Change %
($ in thousands)	2026	2025		2026	2025
Net realized gains (losses) on disposals	$(3,219)	(240)	1,241%	$(4,452)	(896)	397%
Net unrealized gains (losses) on equity securities	19,845	3,640	445	21,315	4,690	354
Net credit loss benefit (expense) on fixed income investments	(4,651)	772	(702)	(12,805)	1,366	(1,037)
Losses on securities for which we have the intent to sell	(4)	—	100	(388)	(759)	(49)
Total net realized and unrealized investment gains (losses)	$11,971	4,172	187	$3,670	4,401	(17)

The change in net realized and unrealized investment gains in Second Quarter 2026 and Six Months 2026, compared to the same prior-year periods, was primarily due to an increase in valuations reflecting the current public equities market. The increase in unrealized gains on equity securities in Six Months 2026, compared to Six Months 2025, was partially offset by an increase in net credit loss expense on fixed income investments, primarily driven by higher interest rates in Six Months 2026 compared to Six Months 2025. The higher interest rates increased unrealized losses on our fixed income investments, thereby increasing the amount of recognized credit losses.

Income Taxes
The following table provides information regarding income taxes.

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2026	2025	2026	2025
Income tax expense	$33.5	23.0	$60.0	52.0
Effective tax rate[1]	20.8%	21.5	21.2%	21.4
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

The Parent's cash and components of its investment portfolio were as follows:

($ in thousands)	June 30, 2026	December 31, 2025
Fixed income securities	$221,565	254,851
Equity securities	51,177	49,978
Short-term investments	97,111	78,973
Alternative investments	21,416	21,603
Cash	100	248
Total investments and cash	$391,369	405,653

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

The Insurance Subsidiaries paid $140 million in total dividends to the Parent in Six Months 2026. As of December 31, 2025, our allowable ordinary maximum dividend is $466 million for 2026. All Insurance Subsidiary dividends to the Parent are (i) subject to the approval and/or review of its domiciliary state insurance regulator and (ii) generally payable only from earned statutory surplus reported in its annual statements as of the preceding December 31. Although domiciliary state insurance regulators have historically approved Insurance Subsidiary dividends, there is no assurance they will approve future dividends.

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

Line of Credit
On June 30, 2025, the Parent entered into a Credit Agreement with the lenders named therein (the "Lenders") and Wells Fargo Bank, National Association, as administrative agent ("Line of Credit"). Under the Line of Credit, the Lenders have agreed to provide the Parent with a $100 million revolving credit facility that can be increased to $200 million with the Lenders' consent. The Line of Credit will mature on June 30, 2028, and has a variable interest rate based on the Parent’s debt ratings. In Second Quarter 2026, we executed a $1.0 million overnight borrowing on the Line of Credit as a periodic validation of processes for accessing capital and liquidity resources. No additional borrowings were made under the Line of Credit in Six Months 2026. For additional information regarding the Line of Credit and corresponding representations, warranties, and covenants, see Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2025 Annual Report.

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

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year. SICNY is domiciled in New York, which limits its FHLBNY borrowings to the lesser of 5% of admitted assets for the most recently completed fiscal quarter or 10% of the previous year-end's admitted assets. As of June 30, 2026, we had remaining capacity of $690.5 million for FHLB borrowings, with a $28.6 million additional stock purchase requirement to allow the member companies to borrow their remaining capacity amounts.

Short-term Borrowings
We made no material short-term borrowings from FHLB branches during Six Months 2026; however in Second Quarter 2026, we executed an insignificant overnight borrowing from FHLBNY as a periodic validation of processes for accessing capital and liquidity resources.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries, approved by the Indiana Department of Insurance, that provide the Parent with additional intercompany liquidity. Like the Line of Credit, these lending agreements limit the Parent’s borrowings from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The outstanding balance on these intercompany loans was $35.0 million as of both June 30, 2026 and December 31, 2025. The remaining capacity under these intercompany loan agreements was $198.0 million as of both June 30, 2026 and December 31, 2025. We have other insurance regulator-approved intercompany agreements that facilitate liquidity management between the Parent and the Insurance Subsidiaries to enhance flexibility.

Capital Market Activities
The Parent had no private or public stock issuances during Six Months 2026.

During Six Months 2026, we repurchased 713,434 shares of our common stock under our existing share repurchase program for $61.9 million, excluding commissions paid and estimated excise tax. We had $108.1 million of remaining capacity under our share repurchase program as of June 30, 2026. For additional information on this share repurchase program, refer to Note 17. "Equity" in Item 8. "Financial Statements and Supplementary Data." of our 2025 Annual Report.

Uses of Liquidity
The Parent uses the liquidity generated from the sources discussed above to pay dividends to our stockholders, among other things. Dividends on shares of the Parent's common and preferred stock are declared and paid at the discretion of the Board of Directors ("Board") based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. Our Board declared:

•    A quarterly cash dividend on common stock of $0.43 per common share payable on September 1, 2026, to holders of record as of August 17, 2026; and
•    A quarterly cash dividend of $287.50 per share on our 4.60% Non-Cumulative Preferred Stock, Series B (equivalent to $0.28750 per depositary share) payable on September 15, 2026, to holders of record as of August 31, 2026.

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

Capital Resources
Capital resources ensure we can pay policyholder claims, furnish the financial strength to support underwriting insurance risks, and facilitate continued business growth. At June 30, 2026, we had GAAP stockholders' equity and statutory surplus of $3.7 billion. With total debt of $901 million at June 30, 2026, our debt-to-capital ratio was 19.7%. For additional information on our statutory surplus, see Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of our 2025 Annual Report.

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

The following table summarizes certain contractual obligations we had at June 30, 2026, that may require us to invest additional amounts into our investment portfolio, which we would fund primarily with operating cash flows.

($ in millions)	Amount of Obligation
Fixed income securities	$556.3
Alternative investments	331.7
Equity securities	15.3
CMLs	15.2
Total	$918.5

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

As of June 30, 2026 and December 31, 2025, we had no (i) material guarantees on behalf of others and trading activities involving non-exchange traded contracts accounted for at fair value, (ii) material transactions with related parties other than those disclosed in Note 18. "Related Party Transactions" in Item 8. "Financial Statements and Supplementary Data." of our 2025 Annual Report and Note 14. "Related Party Transactions" in Item 1. "Financial Statements." of this Form 10-Q, and (iii) material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

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

Book value per common share increased to $58.13 as of June 30, 2026, from $56.74 as of December 31, 2025. This increase was primarily attributable to $3.69 of net income per diluted common share, partially offset by a $1.25 increase in after-tax net unrealized losses on our fixed income securities portfolio and $0.86 in common stockholder dividends. The increase in after-tax unrealized losses on our fixed income securities portfolio was primarily driven by an increase in benchmark U.S. Treasury rates. Our adjusted book value per share, which is book value per share excluding total after-tax unrealized gains or losses on investments included in accumulated other comprehensive income (loss), increased to $60.56 as of June 30, 2026, from $57.91 as of December 31, 2025.

Cash Flows
Net cash provided by operating activities of $450 million in Six Months 2026 remained relatively flat compared to $451 million in Six Months 2025.

Net cash used in investing activities decreased to $338 million in Six Months 2026, compared to $799 million in Six Months 2025. Six Months 2025 was elevated as a result of investing proceeds from our $400 million, 5.9% Senior Note issuance in February 2025. These proceeds also drove the $324 million in net cash provided by financing activities in Six Months 2025, compared to net cash used in financing activities in Six Months 2026 of $119 million.

Ratings
Our ratings remain the same as reported in our "Overview" section of Item 1. "Business." of our 2025 Annual Report and are as follows:

Nationally Recognized Statistical Rating Organizations	Financial Strength Rating	Outlook
AM Best Company	A+	Stable
Moody's Investors Services	A2	Stable
Fitch Ratings ("Fitch")	A+	Stable
Standard & Poor's Global Ratings	A	Stable

On April 29, 2026, Fitch reaffirmed our "A+" rating with a "stable" outlook. In taking this rating action, Fitch cited our (i) business profile as having favorable competitive positioning within our core standard lines businesses, driven by strong independent agency relationships and (ii) strong capital position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information about market risk set forth in our 2025 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Management performed this evaluation using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of such period are (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is appropriately accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions about required disclosure.

No changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during Second Quarter 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of our insurance operations, we are routinely engaged in legal proceedings with inherently unpredictable outcomes that could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Note 15. "Litigation" in Item 1. "Financial Statements." of this Form 10-Q and Item 1A. "Risk Factors." in Part II. "Other Information." As of June 30, 2026, we are not party to any pending legal proceedings that we believe could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding our purchases of our common stock in Second Quarter 2026:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Programs (in millions)[2]
April 1 – 30, 2026	354,221	$84.96	353,104	$110.0
May 1 – 31, 2026	23,917	81.19	23,027	108.1
June 1 – 30, 2026	1,072	87.69	—	108.1
Total	379,210	$84.73	376,131	$108.1
1Total number of shares purchased includes 3,079 shares purchased from employees to satisfy tax withholding obligations associated with the vesting of their restricted stock units.
2For information on our publicly announced share repurchase program, refer to Note 17. "Equity" in Item 8. "Financial Statements and Supplementary Data." of our 2025 Annual Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

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

**101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

**104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL.
* Filed herewith.
** Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	July 24, 2026	/s/ John J. Marchioni
John J. Marchioni
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

Date:	July 24, 2026	/s/ Patrick S. Brennan
Patrick S. Brennan
Executive Vice President and Chief Financial Officer
(principal financial officer)