Form 10-Q
period 2026-09-30
SELECTIVE INSURANCE GROUP INC
filed 2026-10-23
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 16, 2026, there were 58,996,229 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	September 30, 2026	December 31, 2025
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $20,984 – 2026; $23,939 – 2025)	$21,905	23,942
Less: allowance for credit losses	—	—
Fixed income securities, held-to-maturity, net of allowance for credit losses	21,905	23,942
Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $51,561 – 2026 and $31,287 – 2025; amortized cost: $10,382,993 – 2026 and $9,576,878 – 2025)	9,810,058	9,457,176
Commercial mortgage loans – at carrying value (fair value: $279,076 – 2026 and $274,895 – 2025)	290,476	277,895
Less: allowance for credit losses	(2,896)	(213)
Commercial mortgage loans, net of allowance for credit losses	287,580	277,682
Equity securities – at fair value (cost: $341,199 – 2026; $370,104 – 2025)	359,134	384,416
Short-term investments	391,710	648,542
Alternative investments	505,237	418,525
Other investments	111,074	92,157
Total investments (Note 4 and 5)	$11,486,698	11,302,440
Cash	928	346
Restricted cash	14,441	17,612
Accrued investment income	104,275	92,003
Premiums receivable	1,580,584	1,555,201
Less: allowance for credit losses (Note 6)	(30,835)	(21,300)
Premiums receivable, net of allowance for credit losses	1,549,749	1,533,901
Reinsurance recoverable	1,128,348	917,495
Less: allowance for credit losses (Note 7)	(2,000)	(2,000)
Reinsurance recoverable, net of allowance for credit losses	1,126,348	915,495
Prepaid reinsurance premiums	289,533	266,332
Deferred federal income tax	214,486	110,905
Property and equipment – at cost, net of accumulated depreciation and amortization of: $317,147 – 2026; $297,211 – 2025	130,434	106,390
Deferred policy acquisition costs	470,661	492,270
Goodwill	7,849	7,849
Other assets	315,660	310,167
Total assets	$15,711,062	15,155,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 8)	$8,006,495	7,225,398
Unearned premiums	2,724,853	2,745,521
Long-term debt	901,519	901,873
Current federal income tax	4,210	16,939
Accrued salaries and benefits	141,281	140,786
Other liabilities	486,979	516,218
Total liabilities	$12,265,337	11,546,735

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$200,000	200,000
Authorized shares: 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share – 2026 and 2025
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 106,283,523 – 2026; 106,006,544 – 2025	212,567	212,013
Additional paid-in capital	619,120	591,272
Retained earnings	3,772,253	3,500,774
Accumulated other comprehensive income (loss) (Note 11)	(491,787)	(151,660)
Treasury stock – at cost (shares: 47,288,070 – 2026; 45,930,091 – 2025)	(866,428)	(743,424)
Total stockholders’ equity	$3,445,725	3,608,975
Commitments and contingencies
Total liabilities and stockholders’ equity	$15,711,062	15,155,710
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except per share amounts)	2026	2025	2026	2025
Revenues:
Net premiums earned	$1,180,191	1,204,678	$3,612,895	3,551,492
Net investment income earned	160,481	138,655	453,031	387,314
Net realized and unrealized investment gains (losses)	(19,446)	8,057	(15,776)	12,458
Other income	5,074	8,720	22,110	20,777
Total revenues	1,326,300	1,360,110	4,072,260	3,972,041

Expenses:
Loss and loss expense incurred	762,696	819,031	2,394,466	2,389,254
Amortization of deferred policy acquisition costs	241,356	250,182	742,816	747,923
Other insurance expenses	143,828	127,487	414,704	375,180
Interest expense	13,215	13,253	39,651	36,082
Corporate expenses	3,117	4,446	31,488	30,100
Total expenses	1,164,212	1,214,399	3,623,125	3,578,539

Income (loss) before income tax	162,088	145,711	449,135	393,502

Income tax expense (benefit):
Current	39,156	39,546	106,625	93,640
Deferred	(5,720)	(9,175)	(13,203)	(11,317)
Total income tax expense (benefit)	33,436	30,371	93,422	82,323

Net income (loss)	$128,652	115,340	$355,713	311,179

Preferred stock dividends	2,300	2,300	6,900	6,900

Net income (loss) available to common stockholders	$126,352	113,040	$348,813	304,279

Earnings per common share:
Net income (loss) available to common stockholders - Basic	$2.13	1.87	$5.85	5.01

Net income (loss) available to common stockholders - Diluted	$2.11	1.85	$5.80	4.97
                The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2026	2025	2026	2025
Net income (loss)	$128,652	115,340	$355,713	311,179

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	(207,985)	53,248	(283,494)	141,037
Unrealized gains (losses) on securities with credit loss recognized in earnings	(73,527)	9,585	(84,078)	28,378
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and losses on intent-to-sell available-for-sale securities	3,993	458	7,928	(101)
Credit loss (benefit) expense	10,172	(655)	17,605	(1,853)
Total unrealized gains (losses) on investment securities	(267,347)	62,636	(342,039)	167,461

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial loss	638	690	1,912	2,068
Total defined benefit pension and post-retirement plans	638	690	1,912	2,068
Other comprehensive income (loss)	(266,709)	63,326	(340,127)	169,529
Comprehensive income (loss)	$(138,057)	178,666	$15,586	480,708

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except share and per share amounts)	2026	2025	2026	2025
Preferred stock:
Beginning of period	$200,000	200,000	$200,000	200,000
Issuance of preferred stock	—	—	—	—
End of period	200,000	200,000	200,000	200,000

Common stock:
Beginning of period	212,538	211,832	212,013	211,219
Dividend reinvestment plan	12	13	39	37
Stock purchase and compensation plans	17	32	515	621
End of period	212,567	211,877	212,567	211,877

Additional paid-in capital:
Beginning of period	614,724	580,432	591,272	557,042
Dividend reinvestment plan	552	496	1,662	1,514
Stock purchase and compensation plans	3,844	3,497	26,186	25,869
End of period	619,120	584,425	619,120	584,425

Retained earnings:
Beginning of period	3,671,632	3,284,044	3,500,774	3,139,489
Net income (loss)	128,652	115,340	355,713	311,179
Dividends to preferred stockholders	(2,300)	(2,300)	(6,900)	(6,900)
Dividends to common stockholders	(25,731)	(23,179)	(77,334)	(69,863)
End of period	3,772,253	3,373,905	3,772,253	3,373,905

Accumulated other comprehensive income (loss):
Beginning of period	(225,078)	(230,642)	(151,660)	(336,845)
Other comprehensive income (loss)	(266,709)	63,326	(340,127)	169,529
End of period	(491,787)	(167,316)	(491,787)	(167,316)

Treasury stock:
Beginning of period	(810,829)	(676,287)	(743,424)	(650,829)
Acquisition of treasury stock - share repurchase authorization	(55,546)	(36,475)	(117,862)	(55,896)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(53)	(167)	(5,142)	(6,204)
End of period	(866,428)	(712,929)	(866,428)	(712,929)

Total stockholders’ equity	$3,445,725	3,489,962	$3,445,725	3,489,962

Dividends declared per preferred share	$287.50	287.50	$862.50	862.50
Dividends declared per common share	$0.43	0.38	$1.29	1.14

Preferred stock, shares outstanding:
Beginning of period	8,000	8,000	8,000	8,000
Issuance of preferred stock	—	—	—	—
End of period	8,000	8,000	8,000	8,000

Common stock, shares outstanding:
Beginning of period	59,568,835	60,849,553	60,076,453	60,847,896
Dividend reinvestment plan	6,153	6,510	19,548	18,690
Stock purchase and compensation plan	8,257	16,209	257,431	310,626
Acquisition of treasury stock - share repurchase authorization	(587,229)	(464,701)	(1,300,663)	(698,312)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(563)	(1,381)	(57,316)	(72,710)
End of period	58,995,453	60,406,190	58,995,453	60,406,190

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months ended September 30,
($ in thousands)	2026	2025
Operating Activities
Net income (loss)	$355,713	311,179

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,548	23,705
Stock-based compensation expense	21,566	20,452
Undistributed gains of equity method investments	(22,023)	(11,704)
Distributions in excess of current year income of equity method investments	9,431	12,781
Net realized and unrealized (gains) losses	15,776	(12,458)
(Gain) loss on disposal of fixed assets	—	(72)

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	570,244	600,332
Increase (decrease) in unearned premiums, net of prepaid reinsurance	(43,869)	185,494
Increase in net federal income taxes	(25,897)	(31,556)
Increase in premiums receivable	(15,848)	(148,681)
(Increase) decrease in deferred policy acquisition costs	21,609	(30,953)
Increase in accrued investment income	(12,265)	(9,924)
Increase in accrued salaries and benefits	495	10,161
Increase in other assets	(12,992)	(15,049)
Decrease in other liabilities	(69,819)	(46,943)
Net cash provided by (used in) operating activities	817,669	856,764

Investing Activities
Purchases of fixed income securities, held-to-maturity	(2,200)	(2,400)
Purchases of fixed income securities, available-for-sale	(2,935,738)	(2,544,273)
Purchases of commercial mortgage loans	(38,271)	(63,193)
Purchases of equity securities	(10,623)	(141,210)
Purchases of alternative investments and other investments	(105,113)	(83,434)
Purchases of short-term investments	(6,522,930)	(10,693,027)
Sales of fixed income securities, available-for-sale	1,149,949	779,703
Proceeds from commercial mortgage loans	25,690	17,987
Sales of short-term investments	6,779,677	10,614,642
Redemption and maturities of fixed income securities, held-to-maturity	4,237	3,532
Redemption and maturities of fixed income securities, available-for-sale	1,007,567	902,690
Sales of equity securities	55,138	7,125
Sales of alternative investments and other investments	46	44,620
Distributions from alternative investments and other investments	19,695	27,931
Purchases of property and equipment	(45,306)	(28,762)
Net cash provided by (used in) investing activities	(618,182)	(1,158,069)

Financing Activities
Dividends to preferred stockholders	(6,900)	(6,900)
Dividends to common stockholders	(74,706)	(67,672)
Acquisition of treasury stock	(123,004)	(62,100)
Net proceeds from stock purchase and compensation plans	4,498	5,306
Proceeds from borrowings (net of debt issuance costs of $4.1 million in 2025)	—	395,957
Repayments of borrowings	—	(100)
Repayments of finance lease obligations	(1,964)	(2,054)
Net cash provided by (used in) financing activities	(202,076)	262,437
Net increase (decrease) in cash and restricted cash	(2,589)	(38,868)
Cash and restricted cash, beginning of period	17,958	63,024
Cash and restricted cash, end of period	$15,369	24,156

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation
The words “Company,” “we,” “us,” or “our” refer to Selective Insurance Group, Inc. (the “Parent”) and its subsidiaries, except as expressly indicated or the context requires otherwise. We have prepared our interim unaudited consolidated financial statements (“Financial Statements”) in conformity with (i) United States (“U.S.”) generally accepted accounting principles (“GAAP”), and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In preparing the Financial Statements, management is required to make estimates and assumptions that affect the reported assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. All significant intercompany accounts and transactions are eliminated in consolidation.

Our Financial Statements reflect all adjustments that we consider normal, recurring, and necessary for a fair presentation of our financial condition, results of operations and cash flow. Our Financial Statements cover the third quarters ended September 30, 2026 (“Third Quarter 2026”) and September 30, 2025 (“Third Quarter 2025”), and the nine-month periods ended September 30, 2026 (“Nine Months 2026”) and September 30, 2025 (“Nine Months 2025”). Our Financial Statements do not include all information and disclosures required by GAAP and the SEC for audited annual financial statements. Because interim period results of operations are not necessarily indicative of full-year results, our Financial Statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”) filed with the SEC.

NOTE 2. Adoption of Accounting Pronouncements
We adopted no accounting pronouncements in Nine Months 2026.

Pronouncements to be effective in the future
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disaggregated disclosure of income statement expenses. This ASU does not change the expense captions on the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. This ASU can be applied prospectively. Retrospective application and early adoption are permitted. As ASU 2024-03 only requires additional disclosure, it will not have a material impact on our financial condition and results of operations.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”). ASU 2025-06 updates the accounting guidance for internal-use software by eliminating references to software development project stages, thereby requiring companies to start capitalizing software costs when (i) management has authorized and committed to funding the project and (ii) it is probable the project will be completed and the software will be used as intended. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, with early adoption permitted. Amendments can be applied either (i) prospectively, (ii) through a modified transition approach based on the existing projects status and whether software costs were capitalized before the date of adoption, or (iii) retrospectively. We are currently evaluating the impact of ASU 2025-06 on the Company's financial condition and results of operations.

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

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Nine Months ended September 30,
($ in thousands)	2026	2025
Cash paid (received) during the period for:
Interest	$34,568	22,862
Federal income tax	111,000	108,269

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	7,616	7,648
Operating cash flows from financing leases	102	196
Financing cash flows from finance leases	1,964	2,054

Non-cash items:
Corporate actions related to fixed income securities, available-for-sale (“AFS”)[1]	25,477	44,452
Conversion of alternative investment to equity securities	—	20,127
Conversion of alternative investment to other investment	1,288	—
Conversion of AFS fixed income securities to equity securities	—	736
Conversion of commercial mortgage loan (“CML”) to alternative investment	—	3,300
Assets acquired under finance lease arrangements	977	—
Assets acquired under operating lease arrangements	2,358	5,625
Non-cash purchase of property and equipment	1	14
1Examples of corporate actions include like-kind exchanges, non-cash acquisitions, and stock splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	September 30, 2026	December 31, 2025
Cash	$928	346
Restricted cash	14,441	17,612
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$15,369	17,958

Amounts in restricted cash represent cash received from the National Flood Insurance Program (“NFIP“) that can only be used to pay flood claims under the Write Your Own program.

NOTE 4. Investments
(a) Information regarding our AFS securities as of September 30, 2026 and December 31, 2025, was as follows:

September 30, 2026	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$207,774	—	—	(25,658)	182,116
Foreign government	17,109	(75)	8	(1,679)	15,363
Obligations of states and political subdivisions	540,579	(619)	162	(48,207)	491,915
Corporate securities	3,959,528	(24,893)	8,882	(189,692)	3,753,825
Collateralized loan obligations (“CLO”) and other asset-backed securities (“ABS”)	2,576,294	(14,417)	14,427	(70,902)	2,505,402
Residential mortgage-backed securities (“RMBS”)	2,447,862	(11,543)	1,345	(184,471)	2,253,193
Commercial mortgage-backed securities (“CMBS”)	633,847	(14)	229	(25,818)	608,244
Total AFS fixed income securities	$10,382,993	(51,561)	25,053	(546,427)	9,810,058

December 31, 2025	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$177,877	—	108	(14,778)	163,207
Foreign government	10,768	(16)	47	(797)	10,002
Obligations of states and political subdivisions	567,757	(259)	6,342	(23,883)	549,957
Corporate securities	3,409,875	(7,691)	73,842	(71,862)	3,404,164
CLO and other ABS	2,570,451	(11,902)	26,596	(34,859)	2,550,286
RMBS	2,127,004	(11,284)	21,547	(61,334)	2,075,933
CMBS	713,146	(135)	5,221	(14,605)	703,627
Total AFS fixed income securities	$9,576,878	(31,287)	133,703	(222,118)	9,457,176

The following tables provide a roll forward of the allowance for credit losses on our AFS fixed income securities for the indicated periods:

Quarter ended September 30, 2026	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$79	—	—	(4)	—	—	75
Obligations of states and political subdivisions	305	333	—	(19)	—	—	619
Corporate securities	12,398	10,550	—	2,281	(336)	—	24,893
CLO and other ABS	14,917	161	—	(654)	(7)	—	14,417
RMBS	11,394	—	—	223	(74)	—	11,543
CMBS	9	—	—	5	—	—	14
Total AFS fixed income securities	$39,102	11,044	—	1,832	(417)	—	51,561

Quarter ended September 30, 2025	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$21	—	—	(2)	—	—	19
Obligations of states and political subdivisions	390	13	—	(77)	—	—	326
Corporate securities	9,571	369	—	(1,568)	(352)	—	8,020
CLO and other ABS	7,230	333	1,938	68	(335)	—	9,234
RMBS	11,422	—	—	25	(79)	—	11,368
CMBS	99	—	—	10	—	—	109
Total AFS fixed income securities	$28,733	715	1,938	(1,544)	(766)	—	29,076

Nine Months ended September 30, 2026	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$16	65	—	(6)	—	—	75
Obligations of states and political subdivisions	259	420	—	(57)	(3)	—	619
Corporate securities	7,691	18,179	—	679	(1,656)	—	24,893
CLO and other ABS	11,902	512	—	2,100	(97)	—	14,417
RMBS	11,284	37	—	477	(255)	—	11,543
CMBS	135	—	—	(121)	—	—	14
Total AFS fixed income securities	$31,287	19,213	—	3,072	(2,011)	—	51,561

Nine Months ended September 30, 2025	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$21	—	—	(2)	—	—	19
Obligations of states and political subdivisions	570	18	—	(156)	(106)	—	326
Corporate securities	14,924	957	—	(6,363)	(1,498)	—	8,020
CLO and other ABS	4,889	2,177	1,938	752	(522)	—	9,234
RMBS	11,544	—	—	163	(339)	—	11,368
CMBS	—	109	—	—	—	—	109
Total AFS fixed income securities	$31,948	3,261	1,938	(5,606)	(2,465)	—	29,076

During Nine Months 2026 and Nine Months 2025, we had no write-offs or recoveries of our AFS fixed income securities.

For information on our methodology and significant inputs used to measure expected credit losses, our accounting policy for recognizing write-offs of uncollectible amounts, and our treatment of accrued interest, refer to Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2025 Annual Report. Accrued interest on AFS securities was $101.6 million as of September 30, 2026, and $88.9 million as of December 31, 2025. We did not record any material write-offs of accrued interest in Nine Months 2026 or Nine Months 2025.

(b) Quantitative information about unrealized losses on our AFS portfolio follows:

September 30, 2026	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$93,042	(5,474)	89,010	(20,184)	182,052	(25,658)
Foreign government	6,897	(544)	7,561	(1,135)	14,458	(1,679)
Obligations of states and political subdivisions	302,778	(14,193)	161,130	(34,014)	463,908	(48,207)
Corporate securities	2,466,362	(102,586)	572,314	(87,106)	3,038,676	(189,692)
CLO and other ABS	1,421,402	(40,216)	328,580	(30,686)	1,749,982	(70,902)
RMBS	1,677,296	(91,274)	523,639	(93,197)	2,200,935	(184,471)
CMBS	366,333	(9,863)	190,087	(15,955)	556,420	(25,818)
Total AFS fixed income securities	$6,334,110	(264,150)	1,872,321	(282,277)	8,206,431	(546,427)

December 31, 2025	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$28,710	(57)	110,826	(14,721)	139,536	(14,778)
Foreign government	—	—	9,058	(797)	9,058	(797)
Obligations of states and political subdivisions	53,076	(604)	230,441	(23,279)	283,517	(23,883)
Corporate securities	128,218	(3,070)	830,001	(68,792)	958,219	(71,862)
CLO and other ABS	573,832	(6,993)	462,469	(27,866)	1,036,301	(34,859)
RMBS	283,926	(1,913)	672,455	(59,421)	956,381	(61,334)
CMBS	53,716	(1,009)	304,054	(13,596)	357,770	(14,605)
Total AFS fixed income securities	$1,121,478	(13,646)	2,619,304	(208,472)	3,740,782	(222,118)

We currently do not intend to sell any of the securities summarized in the tables above, nor do we believe we will be required to sell any of them. The increase in gross unrealized losses at September 30, 2026, compared to December 31, 2025, was primarily driven by an increase in benchmark U.S. Treasury rates. Considering these factors and our review of these securities under our credit loss policy as described in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2025 Annual Report, we have concluded that no additional allowance for credit loss is required on these balances beyond the allowance for credit loss recorded as of September 30, 2026. This conclusion reflects our current judgment about the financial position and future prospects of the entities that issued the investment security and underlying collateral.

(c) AFS and held-to-maturity (“HTM”) fixed income securities at September 30, 2026, by contractual maturity are shown below. The maturities of RMBS, CMBS, CLO and other ABS securities were calculated using each security's expected maturities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$432,032	—	—
Due after one year through five years	3,420,422	19,705	18,807
Due after five years through ten years	3,876,752	2,200	2,177
Due after ten years	2,080,852	—	—
Total fixed income securities	$9,810,058	21,905	20,984

(d) The following table summarizes our alternative investment portfolio by strategy:

	September 30, 2026			December 31, 2025
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss	Carrying Value	Remaining Commitment	Maximum Exposure to Loss
Alternative Investments
Private equity	$410,628	222,436	633,064	335,415	194,275	529,690
Private credit	45,349	89,378	134,727	37,029	133,639	170,668
Real assets	49,260	52,727	101,987	46,081	48,385	94,466
Total alternative investments	$505,237	364,541	869,778	418,525	376,299	794,824

We are contractually committed to make additional investments up to the remaining commitments stated above. We did not provide any non-contractual financial support during Nine Months 2026 or 2025.

(e) We have pledged certain AFS fixed income securities as collateral related to our borrowing relationships with the Federal Home Loan Bank of Indianapolis (“FHLBI”) and the Federal Home Loan Bank of New York (“FHLBNY”). We also had certain securities on deposit with various state and regulatory agencies at September 30, 2026, to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at September 30, 2026:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	25.1	25.1
Obligations of states and political subdivisions	—	—	0.2	0.2
RMBS	63.8	17.0	0.4	81.2
CMBS	—	5.0	—	5.0
Total pledged as collateral	$63.8	22.0	25.7	111.5

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than to certain U.S. government agencies, as of September 30, 2026, or December 31, 2025.

(g) The components of pre-tax net investment income earned were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2026	2025	2026	2025
Fixed income securities	$137,589	117,242	$398,857	338,057
Commercial mortgage loans (“CMLs”)	4,148	3,999	12,463	11,375
Equity securities	5,376	5,164	15,098	13,639
Short-term investments	3,384	5,712	12,081	17,212
Alternative investments	15,187	11,769	30,670	22,852
Other investments	139	171	625	565
Investment expenses	(5,342)	(5,402)	(16,763)	(16,386)
Net investment income earned	$160,481	138,655	$453,031	387,314

The increase in net investment income earned in Third Quarter 2026 and Nine Months 2026 compared to the same prior-year periods was primarily driven by active portfolio management resulting in higher after-tax portfolio yield and operating cash flow deployment.

(h) The following table summarizes net realized and unrealized investment gains and losses for the periods indicated:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2026	2025	2026	2025
Gross gains on sales	$16,471	8,311	$22,377	12,192
Gross losses on sales	(5,890)	(8,886)	(16,248)	(13,663)
Net realized gains (losses) on disposals	10,581	(575)	6,129	(1,471)
Net unrealized gains (losses) on equity securities	(17,691)	7,802	3,624	12,492
Net credit loss benefit (expense) on fixed income investments	(12,318)	830	(25,123)	2,196
Losses on securities for which we have the intent to sell	(18)	—	(406)	(759)
Net realized and unrealized investment gains (losses)	$(19,446)	8,057	$(15,776)	12,458

Net unrealized gains and losses recognized in income on equity securities, as reflected in the table above, included the following:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2026	2025	2026	2025
Unrealized gains (losses) recognized in income on equity securities:
On securities remaining in our portfolio at end of period	$(1,969)	7,802	$11,720	11,341
On securities sold in period	(15,722)	—	(8,096)	1,151
Total unrealized gains (losses) recognized in income on equity securities	$(17,691)	7,802	$3,624	12,492

NOTE 5. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and fair values of our financial liabilities as of September 30, 2026, and December 31, 2025:

	September 30, 2026		December 31, 2025
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$49,940	52,934	49,936	56,973
6.70% Senior Notes	99,638	101,158	99,617	110,244
5.90% Senior Notes	399,923	389,612	399,917	419,869
5.375% Senior Notes	294,824	251,315	294,737	277,541
3.03% borrowings from FHLBI	60,000	59,816	60,000	59,625
Subtotal long-term debt	904,325	854,835	904,207	924,252
Unamortized debt issuance costs	(5,389)		(5,904)
Finance lease obligations	2,583		3,570
Total long-term debt	$901,519		901,873

For discussion regarding fair value techniques of our financial instruments, refer to Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2025 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at September 30, 2026, and December 31, 2025:

September 30, 2026		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$182,116	31,760	150,356	—
Foreign government	15,363	—	15,363	—
Obligations of states and political subdivisions	491,915	—	484,610	7,305
Corporate securities	3,753,825	—	3,375,427	378,398
CLO and other ABS	2,505,402	—	2,108,273	397,129
RMBS	2,253,193	—	2,253,193	—
CMBS	608,244	—	607,914	330
Total AFS fixed income securities	9,810,058	31,760	8,995,136	783,162
Equity securities:
Common stock[1]	357,530	103,019	772	—
Preferred stock	1,604	1,604	—	—
Total equity securities	359,134	104,623	772	—
Short-term investments	391,710	381,645	10,065	—
Total assets measured at fair value	$10,560,902	518,028	9,005,973	783,162

December 31, 2025		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$163,207	39,472	123,735	—
Foreign government	10,002	—	10,002	—
Obligations of states and political subdivisions	549,957	—	542,548	7,409
Corporate securities	3,404,164	—	3,035,053	369,111
CLO and other ABS	2,550,286	—	1,985,197	565,089
RMBS	2,075,933	—	2,075,933	—
CMBS	703,627	—	703,292	335
Total AFS fixed income securities	9,457,176	39,472	8,475,760	941,944
Equity securities:
Common stock[1]	382,577	107,125	653	—
Preferred stock	1,839	1,839	—	—
Total equity securities	384,416	108,964	653	—
Short-term investments	648,542	637,751	10,791	—
Total assets measured at fair value	$10,490,134	786,187	8,487,204	941,944
1Investments amounting to $253.7 million at September 30, 2026, and $274.8 million at December 31, 2025, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. These investments are subject to restrictions on redemption, and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following tables provide a summary of Level 3 changes in Nine Months 2026 and Nine Months 2025:

September 30, 2026
($ in thousands)	Obligations of States and Political Subdivisions	Corporate Securities	CLO and Other ABS	RMBS	CMBS	Total
Fair value, December 31, 2025	$7,409	369,111	565,089	—	335	941,944
Total net gains (losses) for the period included in:
Other comprehensive income (loss) (“OCI”)	(113)	(12,254)	(9,974)	(3,187)	5	(25,523)
Net realized and unrealized investment gains (losses)	7	(785)	32	—	—	(746)
Net investment income earned	—	80	85	(147)	(2)	16
Purchases	—	126,614	155,324	40,464	—	322,402
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(64)	(46,811)	(56,183)	(1,566)	(8)	(104,632)
Transfers into Level 3	2,771	127,675	100,971	—	—	231,417
Transfers out of Level 3	(2,705)	(185,232)	(358,215)	(35,564)	—	(581,716)
Fair value, September 30, 2026	$7,305	378,398	397,129	—	330	783,162

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	7	(799)	118	—	—	(674)
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	(113)	(12,518)	(9,493)	(3,187)	5	(25,306)

September 30, 2025
($ in thousands)	Obligations of States and Political Subdivisions	Corporate Securities	CLO and Other ABS	RMBS	CMBS	Common Stock	Total
Fair value, December 31, 2024	$7,426	242,679	367,994	—	340	808	619,247
Total net gains (losses) for the period included in:
OCI	132	7,164	1,894	8	—	—	9,198
Net realized and unrealized investment gains (losses)	144	286	39	—	—	655	1,124
Net investment income earned	—	35	48	(1)	4	—	86
Purchases	—	61,531	115,903	5,555	—	—	182,989
Sales	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(72)	(13,704)	(35,827)	(79)	(7)	(1,463)	(51,152)
Transfers into Level 3	—	19,571	85,788	—	—	—	105,359
Transfers out of Level 3	—	(295)	(39,803)	—	—	—	(40,098)
Fair value, September 30, 2025	$7,630	317,267	496,036	5,483	337	—	826,753

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	144	285	39	—	—	—	468
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	132	7,169	1,214	8	—	—	8,523

During Nine Months 2026, we transferred securities with a fair value of $581.7 million from Level 3 to Level 2 in the fair value hierarchy. These investments were primarily corporate securities, CLOs and other ABS that were transferred in the second quarter of 2026, as we transitioned to a matrix-pricing methodology that provides sufficient observable inputs to support Level 2 classification and eliminates the prior need to rely on significant unobservable inputs in determining fair value.

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements of Level 3 assets at September 30, 2026, and December 31, 2025:

September 30, 2026
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
CLO and other ABS	$75,907	Discounted Cash Flow	Illiquidity Spread	2.0% - 19.6%	8.1%
Total internal valuations	75,907
Other[1]	707,255
Total Level 3 securities	$783,162

December 31, 2025
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$175,433	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 5.3%	1.9%
CLO and other ABS	295,307	Discounted Cash Flow	Illiquidity Spread	(1.8)% - 19.6%	2.3%
Total internal valuations	470,740
Other[1]	471,204
Total Level 3 securities	$941,944
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

The following tables provide quantitative information about our financial assets and liabilities that were not measured at fair value, but were disclosed as such at September 30, 2026, and December 31, 2025:

September 30, 2026		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	$20,984	—	20,984	—
Total HTM fixed income securities	20,984	—	20,984	—

CMLs	$279,076	—	—	279,076

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$52,934	—	52,934	—
6.70% Senior Notes	101,158	—	101,158	—
5.90% Senior Notes	389,612	—	389,612	—
5.375% Senior Notes	251,315	—	251,315	—
3.03% borrowings from FHLBI	59,816	—	59,816	—
Total long-term debt	$854,835	—	854,835	—

December 31, 2025		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	$23,939	—	23,939	—
Total HTM fixed income securities	23,939	—	23,939	—

CMLs	$274,895	—	—	274,895

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$56,973	—	56,973	—
6.70% Senior Notes	110,244	—	110,244	—
5.90% Senior Notes	419,869	—	419,869	—
5.375% Senior Notes	277,541	—	277,541	—
3.03% borrowings from FHLBI	59,625	—	59,625	—
Total long-term debt	$924,252	—	924,252	—

NOTE 6. Allowance for Credit Losses on Premiums Receivable
The following table provides a roll forward of the allowance for credit losses on our premiums receivable balance for the indicated periods:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2026	2025	2026	2025
Balance at beginning of period	$24,100	21,800	$21,300	20,400
Current period change for expected credit losses	11,637	2,148	18,485	7,947
Write-offs charged against the allowance for credit losses	(5,243)	(2,693)	(9,780)	(7,896)
Recoveries	341	345	830	1,149
Allowance for credit losses, end of period	$30,835	21,600	$30,835	21,600

For a discussion of the methodology used to evaluate our estimate of expected credit losses on premiums receivable, refer to Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data” of our 2025 Annual Report.

NOTE 7. Reinsurance
We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. The following tables provide (i) a disaggregation of our reinsurance recoverable balance by financial strength rating and (ii) an aging analysis of our past due reinsurance recoverable balances as of September 30, 2026, and December 31, 2025:

	September 30, 2026
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$180,507	278	180,785
A+	676,773	2,691	679,464
A	170,725	688	171,413
A-	54	109	163
Total rated reinsurers	1,028,059	3,766	1,031,825

Non-rated reinsurers
Federal and state pools	94,832	—	94,832
Other than federal and state pools	1,643	48	1,691
Total non-rated reinsurers	96,475	48	96,523

Total reinsurance recoverable, gross	$1,124,534	3,814	1,128,348
Less: allowance for credit losses			(2,000)
Total reinsurance recoverable, net			1,126,348

	December 31, 2025
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$153,275	1,681	154,956
A+	529,027	5,556	534,583
A	130,457	974	131,431
A-	1,166	114	1,280
Total rated reinsurers	813,925	8,325	822,250

Non-rated reinsurers
Federal and state pools	82,322	—	82,322
Other than federal and state pools	12,862	61	12,923
Total non-rated reinsurers	95,184	61	95,245

Total reinsurance recoverable, gross	$909,109	8,386	917,495
Less: allowance for credit losses			(2,000)
Total reinsurance recoverable, net			915,495

The following table provides a roll forward of the allowance for credit losses on our reinsurance recoverable balance for the periods indicated:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2026	2025	2026	2025
Balance at beginning of period	$2,000	2,000	$2,000	2,000
Current period change for expected credit losses	—	—	—	—
Write-offs charged against the allowance for credit losses	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses, end of period	$2,000	2,000	$2,000	2,000

For a discussion of the methodology used to evaluate our estimate of expected credit losses on our reinsurance recoverable balance, refer to Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2025 Annual Report.

The following table lists direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expense incurred for the indicated periods. For more information about reinsurance, refer to Note 9. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2025 Annual Report.

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2026	2025	2026	2025
Premiums written:
Direct	$1,331,836	1,411,730	$4,163,469	4,325,386
Assumed	8,199	7,542	20,970	18,960
Ceded	(217,211)	(211,356)	(615,413)	(607,358)
Net	1,122,824	1,207,916	3,569,026	3,736,988
Premiums earned:
Direct	1,374,205	1,387,891	4,185,132	4,101,417
Assumed	6,726	6,306	19,976	18,379
Ceded	(200,740)	(189,519)	(592,213)	(568,304)
Net	1,180,191	1,204,678	3,612,895	3,551,492
Loss and loss expense incurred:
Direct	985,205	966,358	2,748,937	2,726,959
Assumed	6,503	5,260	20,273	15,895
Ceded	(229,012)	(152,587)	(374,744)	(353,600)
Net	$762,696	819,031	$2,394,466	2,389,254

NOTE 8. Reserve for Loss and Loss Expense
The table below provides a roll forward of the reserve for loss and loss expense for beginning and ending reserve balances:

	Nine Months ended September 30,
($ in thousands)	2026	2025
Gross reserve for loss and loss expense, at beginning of period	$7,225,398	6,589,801
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of period	877,843	1,022,245
Net reserve for loss and loss expense, at beginning of period	6,347,555	5,567,556
Incurred loss and loss expense for claims occurring in the:
Current year	2,417,011	2,319,158
Prior years	(22,545)	70,096
Total incurred loss and loss expense	2,394,466	2,389,254
Paid loss and loss expense for claims occurring in the:
Current year	610,602	594,811
Prior years	1,210,969	1,199,822
Total paid loss and loss expense	1,821,571	1,794,633
Net reserve for loss and loss expense, at end of period	6,920,450	6,162,177
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	1,086,045	914,245
Gross reserve for loss and loss expense, at end of period	8,006,495	7,076,422

Favorable prior year property reserve development was $22.5 million in Nine Months 2026. We did not record any favorable or unfavorable prior year casualty reserve development in Nine Months 2026.

Prior year reserve development in Nine Months 2025 was unfavorable by $70.1 million, consisting of $90.0 million of unfavorable casualty reserve development, partially offset by $19.9 million of favorable property reserve development. Our Standard Commercial Lines segment drove the unfavorable casualty reserve development consisting of (i) $60.0 million in our commercial automobile line of business, related to severities primarily in accident years 2022 through 2024 and (ii) $20.0 million in our general liability line of business, driven by higher severities on umbrella coverages related to commercial automobile claims, primarily in accident years 2022 and 2023. We also had an unfavorable development of $10.0 million in our personal automobile line of business, primarily related to increased severities in accident year 2024.

NOTE 9. Segment Information
We evaluate the results of our four reportable segments as follows:

•Our Standard Commercial Lines, Standard Personal Lines, and E&S Lines are evaluated on (i) before and after-tax underwriting results (net premiums earned, incurred loss and loss expense, policyholder dividends, policy acquisition costs, and other underwriting expenses), (ii) their return on equity (“ROE”) contribution, and (iii) their combined ratios.

•Our Investments segment is primarily evaluated on after-tax net investment income and its ROE contribution. After-tax net realized and unrealized gains and losses are also included in our Investments segment results.

When computing each segment's results, we do not adjust for interest expense or corporate expenses. No segment has a separate investment portfolio or allocated assets.

(a) The following table presents revenues by segments and a reconciliation to consolidated revenue.

Revenue by Segment	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2026	2025	2026	2025
Standard Commercial Lines:
Net premiums earned (“NPE”):
General liability	$302,146	312,556	$935,936	913,086
Commercial automobile	281,698	294,014	869,489	866,358
Commercial property	197,020	194,037	597,129	571,594
Workers compensation	73,583	75,528	235,310	236,588
Businessowners' policies	52,646	49,673	156,848	144,982
Bonds	10,595	13,046	32,603	39,559
Other	9,416	8,418	27,592	24,950
Total Standard Commercial Lines NPE	927,104	947,272	2,854,907	2,797,117
Standard Personal Lines:
Net premiums earned:
Personal automobile	42,533	49,933	133,853	154,188
Homeowners	49,861	48,742	149,877	144,997
Other	2,931	2,844	9,262	8,366
Total Standard Personal Lines NPE	95,325	101,519	292,992	307,551
E&S Lines:
Net premiums earned:
Casualty lines	93,826	92,771	276,000	265,290
Property lines	63,936	63,116	188,996	181,534
Total E&S Lines NPE	157,762	155,887	464,996	446,824
Investments:
Net investment income earned	160,481	138,655	453,031	387,314
Net realized and unrealized investment gains (losses)	(19,446)	8,057	(15,776)	12,458
Total Investments revenue	141,035	146,712	437,255	399,772
Total segments revenue	1,321,226	1,351,390	4,050,150	3,951,264
Other income	5,074	8,720	22,110	20,777
Total revenues	$1,326,300	1,360,110	$4,072,260	3,972,041

(b) The following tables present information about our segments' pre- and after-tax income, significant expenses, and reconciliations to consolidated results for the periods indicated.

Quarter Ended September 30, 2026	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
($ in thousands)
Total segment revenues	$927,104	95,325	157,762	1,180,191	141,035	1,321,226

Loss and loss expense incurred:
Net catastrophe losses	42,412	18,342	3,345	64,099	—	64,099
Non-catastrophe property loss and loss expense	107,142	30,683	16,707	154,532	—	154,532
(Favorable)/unfavorable prior year casualty reserve development	—	—	—	—	—	—
Current year casualty loss costs	450,701	24,482	68,882	544,065	—	544,065
Total loss and loss expense incurred	600,255	73,507	88,934	762,696	—	762,696
Net underwriting expenses incurred:
Commissions to distribution partners	164,687	5,276	35,219	205,182	—	205,182
Salaries and employee benefits	83,196	10,380	8,115	101,691	—	101,691
Other segment expenses	58,903	9,210	4,211	72,324	—	72,324
Total net underwriting expenses incurred	306,786	24,866	47,545	379,197	—	379,197
Dividends to policyholders	913	—	—	913	—	913

Segment income (loss), before income tax	19,150	(3,048)	21,283	37,385	141,035	178,420
Income tax (expense) benefit				(7,851)	(29,090)	(36,941)
Segment income (loss), after income tax				29,534	111,945	141,479

Reconciliation of segment income (loss) to consolidated income before and after income tax
Total segment income (loss)						178,420
Interest expense						(13,215)
Corporate expenses						(3,117)
Income before income tax						162,088
Income tax (expense) benefit on segment income (loss)						(36,941)
Income tax (expense) benefit on interest and corporate expenses						3,504
Total income tax (expense) benefit						(33,436)
Net income						128,652
Preferred stock dividends						(2,300)
Net income available to common stockholders						126,352

Quarter Ended September 30, 2025	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
($ in thousands)
Total segment revenues	$947,272	101,519	155,887	1,204,678	146,712	1,351,390

Loss and loss expense incurred:
Net catastrophe losses	15,013	12,160	(2,274)	24,899	—	24,899
Non-catastrophe property loss and loss expense	118,749	39,907	10,974	169,630	—	169,630
(Favorable)/unfavorable prior year casualty reserve development	35,000	5,000	—	40,000	—	40,000
Current year casualty loss costs	489,196	32,223	63,083	584,502	—	584,502
Total loss and loss expense incurred	657,958	89,290	71,783	819,031	—	819,031
Net underwriting expenses incurred:
Commissions to distribution partners	173,294	4,083	35,150	212,527	—	212,527
Salaries and employee benefits	79,150	9,620	7,636	96,406	—	96,406
Other segment expenses	46,170	8,769	4,201	59,140	—	59,140
Total net underwriting expenses incurred	298,614	22,472	46,987	368,073	—	368,073
Dividends to policyholders	876	—	—	876	—	876

Segment income (loss), before income tax	(10,176)	(10,243)	37,117	16,698	146,712	163,410
Income tax (expense) benefit				(3,507)	(30,380)	(33,887)
Segment income (loss), after income tax				13,191	116,332	129,523

Reconciliation of segment income (loss) to consolidated income before and after income tax
Total segment income (loss)						163,410
Interest expense						(13,253)
Corporate expenses						(4,446)
Income before income tax						145,711
Income tax (expense) benefit on segment income (loss)						(33,887)
Income tax (expense) benefit on interest and corporate expenses						3,516
Total Income tax (expense) benefit						(30,371)
Net income						115,340
Preferred stock dividends						(2,300)
Net income available to common stockholders						113,040

Nine Months ended September 30, 2026
($ in thousands)	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
Total segment revenues	$2,854,907	292,992	464,996	3,612,895	437,255	4,050,150

Loss and loss expense incurred:
Net catastrophe losses	148,263	43,480	16,247	207,990	—	207,990
Non-catastrophe property loss and loss expense	357,811	91,134	54,145	503,090	—	503,090
(Favorable)/unfavorable prior year casualty reserve development	—	—	—	—	—	—
Current year casualty loss costs	1,403,264	77,196	202,926	1,683,386	—	1,683,386
Total loss and loss expense incurred	1,909,338	211,810	273,318	2,394,466	—	2,394,466
Net underwriting expenses incurred:
Commissions to distribution partners	512,091	16,597	105,902	634,590	—	634,590
Salaries and employee benefits	249,975	29,772	24,752	304,499	—	304,499
Other segment expenses	156,846	26,275	11,097	194,218	—	194,218
Total net underwriting expenses incurred	918,912	72,644	141,751	1,133,307	—	1,133,307
Dividends to policyholders	2,103	—	—	2,103	—	2,103

Segment income (loss), before federal income tax	24,554	8,538	49,927	83,019	437,255	520,274
Federal income tax (expense) benefit				(17,434)	(90,140)	(107,574)
Segment income (loss), after federal income tax				65,585	347,115	412,700

Reconciliation of segment income (loss) to consolidated income before and after federal income tax
Total segment income (loss)						520,274
Interest expense						(39,651)
Corporate expenses						(31,488)
Income before federal income tax						449,135
Federal income tax (expense) benefit on segment income (loss)						(107,574)
Federal income tax (expense) benefit on interest and corporate expenses						14,152
Total federal income tax (expense) benefit						(93,422)
Net income						355,713
Preferred stock dividends						(6,900)
Net income available to common stockholders						348,813

Nine Months ended September 30, 2025
($ in thousands)	Standard Commercial Lines	Standard Personal Lines	E&S Lines	Total Insurance Operations	Investments	Total Reportable Segments
Total segment revenues	$2,797,117	307,551	446,824	3,551,492	399,772	3,951,264

Loss and loss expense incurred:
Net catastrophe losses	85,705	33,864	28,619	148,188	—	148,188
Non-catastrophe property loss and loss expense	379,423	104,667	37,475	521,565	—	521,565
(Favorable)/unfavorable prior year casualty reserve development	80,000	10,000	—	90,000	—	90,000
Current year casualty loss costs	1,361,262	87,405	180,834	1,629,501	—	1,629,501
Total loss and loss expense incurred	1,906,390	235,936	246,928	2,389,254	—	2,389,254
Net underwriting expenses incurred:
Commissions to distribution partners	516,871	17,958	101,625	636,454	—	636,454
Salaries and employee benefits	237,604	27,045	22,743	287,392	—	287,392
Other segment expenses	136,644	26,268	12,558	175,470	—	175,470
Total net underwriting expenses incurred	891,119	71,271	136,926	1,099,316	—	1,099,316
Dividends to policyholders	3,010	—	—	3,010	—	3,010

Segment income (loss), before federal income tax	(3,402)	344	62,970	59,912	399,772	459,684
Federal income tax (expense) benefit				(12,582)	(82,921)	(95,503)
Segment income (loss), after federal income tax				47,330	316,851	364,181

Reconciliation of segment income (loss) to consolidated income before and after federal income tax
Total segment income (loss)						459,684
Interest expense						(36,082)
Corporate expenses						(30,100)
Income before federal income tax						393,502
Federal income tax (expense) benefit on segment income (loss)						(95,503)
Federal income tax (expense) benefit on interest and corporate expenses						13,180
Total federal income tax (expense) benefit						(82,323)
Net income						311,179
Preferred stock dividends						(6,900)
Net income available to common stockholders						304,279

The “Other segment expenses” primarily consist of (i) fees paid for licenses, (ii) depreciation expense, and (iii) general overhead items to operate our business operations, including travel, postage, telephone, and utility expenses. “Loss and loss expense incurred” includes a portion of salaries and employee benefits related to claims personnel.

(c) The following tables present reconciliations of our segments' ROE contributions and combined ratios to consolidated results.

ROE	Quarter Ended September 30,		Nine Months ended September 30,
	2026	2025	2026	2025
Standard Commercial Lines segment	1.8%	(1.0)	0.7%	(0.1)
Standard Personal Lines segment	(0.3)	(1.0)	0.3	—
E&S Lines segment	2.0	3.6	1.6	2.1
Total insurance operations	3.5	1.6	2.6	2.0

Net investment income earned	15.2	13.6	14.2	13.2
Net realized and unrealized investment gains (losses)	(1.8)	0.8	(0.5)	0.4
Total investments segment	13.4	14.4	13.7	13.6

Other	(1.8)	(2.0)	(2.5)	(2.6)
ROE	15.1	14.0	13.8	13.0

Combined Ratio	Quarter Ended September 30,				Nine Months ended September 30,
	2026		2025		2026		2025
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Standard Commercial Lines:
Net premiums earned	$927,104		947,272		$2,854,907		2,797,117
Loss and loss expense incurred	600,255	64.7%	657,958	69.5	1,909,338	66.8%	1,906,390	68.1
Net underwriting expenses incurred[1]	306,786	33.1	298,614	31.5	918,912	32.2	891,119	31.9
Dividends to policyholders	913	0.1	876	0.1	2,103	0.1	3,010	0.1
Underwriting income (loss)	19,150	97.9	(10,176)	101.1	24,554	99.1	(3,402)	100.1

Standard Personal Lines:
Net premiums earned	95,325		101,519		292,992		307,551
Loss and loss expense incurred	73,507	77.1	89,290	88.0	211,810	72.3	235,936	76.7
Net underwriting expenses incurred[1]	24,866	26.1	22,472	22.1	72,644	24.8	71,271	23.2
Underwriting income (loss)	(3,048)	103.2	(10,243)	110.1	8,538	97.1	344	99.9

E&S Lines:
Net premiums earned	157,762		155,887		464,996		446,824
Loss and loss expense incurred	88,934	56.4	71,783	46.1	273,318	58.8	246,928	55.3
Net underwriting expenses incurred[1]	47,545	30.1	46,987	30.1	141,751	30.5	136,926	30.6
Underwriting income (loss)	21,283	86.5	37,117	76.2	49,927	89.3	62,970	85.9

Total Insurance Operations:
Net premiums earned	1,180,191		1,204,678		3,612,895		3,551,492
Loss and loss expense incurred	762,696	64.6	819,031	67.9	2,394,466	66.2	2,389,254	67.2
Net underwriting expenses incurred[1]	379,197	32.1	368,073	30.6	1,133,307	31.4	1,099,316	31.0
Dividends to policyholders	913	0.1	876	0.1	2,103	0.1	3,010	0.1
Underwriting income (loss)	37,385	96.8	16,698	98.6	83,019	97.7	59,912	98.3
1“Net underwriting expenses incurred” includes “Other income” allocated to each reportable segment.

NOTE 10. Retirement Plans
The primary pension plan for our employees is the Retirement Income Plan for Selective Insurance Company of America (the “Pension Plan”). The Pension Plan is closed to new entrants, and its benefits ceased accruing after March 31, 2016. For more information about Selective Insurance Company of America's (“SICA”) retirement plans, see Note 15. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of our 2025 Annual Report.

The following tables provide information about the Pension Plan:

	Pension Plan
	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2026	2025	2026	2025
Net Periodic Pension Cost (Benefit):
Interest cost	$3,696	3,974	$11,087	11,920
Expected return on plan assets	(5,783)	(5,339)	(17,348)	(16,017)
Amortization of unrecognized net actuarial loss	800	868	2,399	2,604
Total net periodic pension cost (benefit)[1]	$(1,287)	(497)	$(3,862)	(1,493)
1The components of net periodic pension cost (benefit) are included within “Loss and loss expense incurred” and “Other insurance expenses” on the Consolidated Statements of Income.

	Pension Plan
	Nine Months ended September 30,
	2026	2025
Weighted-Average Expense Assumptions:
Discount rate	5.48%	5.69%
Effective interest rate for calculation of interest cost	4.94	5.42
Expected return on plan assets	6.85	6.60

NOTE 11. Comprehensive Income (Loss)
The components of comprehensive income (loss), both gross and net of tax, for Third Quarter 2026 and Nine Months 2026 and Third Quarter 2025 and Nine Months 2025 were as follows:

Third Quarter 2026
($ in thousands)	Gross	Tax	Net
Net income (loss)	$162,088	33,436	128,652
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	(263,272)	(55,287)	(207,985)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(93,072)	(19,545)	(73,527)
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	5,055	1,062	3,993
Credit loss (benefit) expense	12,876	2,704	10,172
Total unrealized gains (losses) on investment securities	(338,413)	(71,066)	(267,347)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	807	169	638
Total defined benefit pension and post-retirement plans	807	169	638
Other comprehensive income (loss)	(337,606)	(70,897)	(266,709)
Comprehensive income (loss)	$(175,518)	(37,461)	(138,057)

Third Quarter 2025
($ in thousands)	Gross	Tax	Net
Net income (loss)	$145,711	30,371	115,340
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	67,404	14,156	53,248
Unrealized gains (losses) on securities with credit loss recognized in earnings	12,134	2,549	9,585
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	580	122	458
Credit loss (benefit) expense	(829)	(174)	(655)
Total unrealized gains (losses) on investment securities	79,289	16,653	62,636
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	872	182	690
Total defined benefit pension and post-retirement plans	872	182	690
Other comprehensive income (loss)	80,161	16,835	63,326
Comprehensive income (loss)	$225,872	47,206	178,666

Nine Months 2026
($ in thousands)	Gross	Tax	Net
Net income (loss)	$449,135	93,422	355,713
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	(358,853)	(75,359)	(283,494)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(106,428)	(22,350)	(84,078)
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	10,036	2,108	7,928
Credit loss (benefit) expense	22,285	4,680	17,605
Total unrealized gains (losses) on investment securities	(432,960)	(90,921)	(342,039)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	2,420	508	1,912
Total defined benefit pension and post-retirement plans	2,420	508	1,912
Other comprehensive income (loss)	(430,540)	(90,413)	(340,127)
Comprehensive income (loss)	$18,595	3,009	15,586

Nine Months 2025
($ in thousands)	Gross	Tax	Net
Net income (loss)	$393,502	82,323	311,179
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	178,528	37,491	141,037
Unrealized gains (losses) on securities with credit loss recognized in earnings	35,922	7,544	28,378
Amounts reclassified into net income (loss):
Net realized (gains) losses on disposals and intent-to-sell AFS securities	(128)	(27)	(101)
Credit loss (benefit) expense	(2,345)	(492)	(1,853)
Total unrealized gains (losses) on investment securities	211,977	44,516	167,461
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income (loss):
Net actuarial (gain) loss	2,617	549	2,068
Total defined benefit pension and post-retirement plans	2,617	549	2,068
Other comprehensive income (loss)	214,594	45,065	169,529
Comprehensive income (loss)	$608,096	127,388	480,708

The following table shows each component of accumulated other comprehensive income (loss) (“AOCI”) (net of taxes), including balances and changes, as of September 30, 2026:

September 30, 2026	Net Unrealized Gains (Losses) on Investment Securities			Defined Benefit Pension and Post-Retirement Plans	Total AOCI
($ in thousands)	Credit Loss Related[1]	All Other	Investments Subtotal
Balance, December 31, 2025	$(44,973)	(24,861)	(69,834)	(81,826)	(151,660)
OCI before reclassifications	(84,078)	(283,494)	(367,572)	—	(367,572)
Amounts reclassified from AOCI	17,605	7,928	25,533	1,912	27,445
Net current period OCI	(66,473)	(275,566)	(342,039)	1,912	(340,127)
Balance, September 30, 2026	$(111,446)	(300,427)	(411,873)	(79,914)	(491,787)
1Represents change in unrealized gains (losses) on securities with credit loss recognized in earnings.

The reclassifications out of AOCI were as follows:

	Quarter ended September 30,		Nine Months ended September 30,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2026	2025	2026	2025
Net realized (gains) losses on disposals and intent-to-sell AFS securities
Net realized (gains) losses	$5,055	580	$10,036	(128)	Net realized and unrealized investment gains (losses)
Tax (benefit) expense	(1,062)	(122)	(2,108)	27	Total income tax expense (benefit)
Net of taxes	3,993	458	7,928	(101)	Net income (loss)
Credit loss related
Credit loss (benefit) expense	12,876	(829)	22,285	(2,345)	Net realized and unrealized investment gains (losses)
Tax (benefit) expense	(2,704)	174	(4,680)	492	Total income tax expense (benefit)
Net of taxes	10,172	(655)	17,605	(1,853)	Net income (loss)
Defined benefit pension and post-retirement life plans
Net actuarial loss	186	201	557	602	Loss and loss expense incurred
Net actuarial loss	621	671	1,863	2,015	Other insurance expenses
Total	807	872	2,420	2,617	Income (loss) before income tax
Tax (benefit) expense	(169)	(182)	(508)	(549)	Total income tax expense (benefit)
Net of taxes	638	690	1,912	2,068	Net income (loss)
Total reclassifications for the period	$14,803	493	$27,445	114	Net income (loss)

NOTE 12. Equity
In October 2025, the Company announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase issued and outstanding shares of common stock up to $200 million, exclusive of any excise tax impact. This program was effective on October 27, 2025, and has no expiration date. Activity under the authorization was as follows:

Nine Months ended September 30, 2026	Total Number of Shares Purchased	Total Cost[1] (in millions)	Remaining Authorization as of 9/30/26 (in millions)
Authorized Share Repurchase Program	1,300,663	$116.9	53.1
1Excludes commissions and excise tax.

On October 22, 2026, the Company announced that its Board of Directors authorized a new share repurchase program under which the Company may repurchase issued and outstanding shares of common stock up to $200 million, exclusive of any excise tax impact, bringing the total available for repurchases to $253.1 million. This new program is effective as of immediately following the completion of the repurchases authorized under the prior stock repurchase program and has no expiration date.

NOTE 13. Earnings per Common Share
The following table presents the calculations of earnings per common share (“EPS”) on a basic and diluted basis:

	Quarter ended September 30,		Nine Months ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net income (loss) available to common stockholders:	$126,352	113,040	$348,813	304,279

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	59,273	60,585	59,636	60,764
Effect of dilutive securities - stock compensation plans	580	449	521	433
Weighted average common shares outstanding - diluted	59,853	61,034	60,157	61,197

EPS:
Basic	$2.13	1.87	$5.85	5.01
Diluted	2.11	1.85	5.80	4.97

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

In the ordinary course of conducting business, we are parties in various legal actions. Most matters involve claims litigation handled by our ten insurance subsidiaries (collectively, the “Insurance Subsidiaries”) in their capacities as: (i) liability insurers defending or indemnifying third-party claims brought against our customers; (ii) insurers responding to first-party coverage claims; or (iii) liability insurers seeking declaratory judgments regarding coverage obligations. We recognize these matters through unpaid loss and loss expense reserves. Considering potential losses and defense costs reserves, we expect that any potential ultimate liability for ordinary course claims litigation will not be material to our consolidated financial condition, results of operations, or cash flows.

From time to time, our Insurance Subsidiaries are named as defendants in other legal actions, including some alleging large or indeterminate amounts. Plaintiffs may style these actions as class actions and seek judicial certification of a state or national class for allegations involving our business practices, including allegations related to medical provider reimbursement under workers compensation or automobile insurance policies, or reimbursement practices involving automobile parts. Similarly, our Insurance Subsidiaries can be named defendants in individual actions seeking extra-contractual damages, punitive damages, or penalties, often alleging bad faith in handling insurance claims. We believe we have valid defenses to these allegations, and we account for such activity by establishing unpaid loss and loss expense reserves. Considering estimated losses, defense costs reserves, and reasonably possible losses in excess of amounts accrued, we expect that any potential ultimate liability for these other legal actions will not be material to our consolidated financial condition. Litigation outcomes are inherently unpredictable, and certain matters involve large or indeterminate amounts. Adverse outcomes could materially affect our consolidated results of operations or cash flows in the period in which they occur.

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

Forward‑looking statements include our expectations, intentions, beliefs, projections, estimates, or forecasts regarding future events or financial performance. In some cases, forward‑looking statements may be identified by words such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “intend,” “estimate,” “project,” “predict,” “potential,” “pro forma,” “seek,” “target,” “continue,” “outlook,” “guidance,” “forecast,” “goal,” “likely,” or the negative of such terms or other variations or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, or performance to differ materially from those expressed or implied in the forward‑looking statements. We discuss factors that could cause actual results to differ materially from those expressed in forward‑looking statements in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in our subsequent reports and filings with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). These risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors may emerge at any time. We cannot predict these new factors, their potential impact on our business, or the extent to which any factor – or combination of factors – may cause actual results to differ materially from those expressed in forward‑looking statements.

Forward-looking statements are predictions based on the Company’s current expectations and assumptions regarding future events. They are not guarantees or assurances of any outcomes, financial results, levels of activity, performance or achievements, and readers are cautioned not to place undue reliance on them. Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward‑looking statements, except as may be required by applicable law.

Introduction
We classify our business into four reportable segments:

•Standard Commercial Lines;
•Standard Personal Lines;
•Excess and Surplus Lines (“E&S Lines”); and
•Investments.

For additional information about these segments, refer to Note 9. “Segment Information” in Item 1. “Financial Statements.” of this Form 10-Q and Note 12. “Segment Information” in Item 8. “Financial Statements and Supplementary Data.” of our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”).

We write our Standard Commercial and Standard Personal Lines products and services through nine of our insurance subsidiaries, some of which participate in the federal government's National Flood Insurance Program's (“NFIP”) Write Your Own Program. We write our E&S products through another subsidiary, Mesa Underwriters Specialty Insurance Company, a nationally authorized non-admitted carrier for customers who generally cannot obtain coverage in the standard marketplace. Collectively, we refer to our ten insurance subsidiaries as the “Insurance Subsidiaries.”

The following is Management’s Discussion and Analysis (“MD&A”) of our financial condition and consolidated results of operations, including an evaluation of the amounts and certainty of cash flows from operations and outside sources, trends, and uncertainties that may have a material impact in future periods. Investors should read the MD&A in conjunction with Item 1. “Financial Statements.” of this Form 10-Q and the consolidated financial statements in our 2025 Annual Report filed with the SEC.

In the MD&A, we discuss and analyze the following:

•Critical Accounting Policies and Estimates;
•Financial Highlights of Results for the third quarters ended September 30, 2026 (“Third Quarter 2026”) and September 30, 2025 (“Third Quarter 2025”); and the nine-month periods ended September 30, 2026 (“Nine Months 2026”) and September 30, 2025 (“Nine Months 2025”)

•Results of Operations and Related Information by Segment;
•Income Taxes;
•Liquidity and Capital Resources; and
•Ratings.

Critical Accounting Policies and Estimates
Our unaudited interim consolidated financial statements include amounts for which we have made informed estimates and judgments for transactions not yet completed. These estimates and judgments affect the reported amounts in our consolidated financial statements. Our 2025 Annual Report outlines the estimates and judgments most critical to the preparation of the consolidated financial statements: (i) reserve for loss and loss expense; (ii) investment valuation and the allowance for credit losses on available-for-sale (“AFS”) fixed income securities; and (iii) reinsurance. These estimates and judgments require our use of assumptions about highly uncertain matters that could change as facts and circumstances develop. Different estimates or judgments could result in materially different reported amounts. For additional information regarding our critical accounting policies and estimates, refer to pages 38 through 45 of our 2025 Annual Report.

Financial Highlights of Results for Third Quarter and Nine Months 2026 and Third Quarter and Nine Months 20251

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ and shares in thousands, except per share amounts)	2026	2025			2026	2025
Financial Data:
Revenues	$1,326,300	1,360,110	(2)%		$4,072,260	3,972,041	3%
After-tax net investment income	127,307	109,967	16		359,578	307,009	17
After-tax underwriting income (loss)	29,534	13,191	124		65,586	47,330	39
Net income (loss) before federal income tax	162,088	145,711	11		449,135	393,502	14
Net income (loss)	128,652	115,340	12		355,713	311,179	14
Net income (loss) available to common stockholders	126,352	113,040	12		348,813	304,279	15

Key Metrics:
Combined ratio	96.8%	98.6	(1.8)	pts	97.7%	98.3	(0.6)	pts
Invested assets per dollar of common stockholders' equity	$3.54	3.36	5%		$3.54	3.36	5%
Annualized after-tax yield on investment portfolio	4.4%	4.1	0.3	pts	4.2%	4.0	0.2	pts
Return on common equity (“ROE”)	15.1	14.0	1.1		13.8	13.0	0.8
Net premiums written (“NPW”) to statutory surplus	$1.25	1.42	(12)%		$1.25	1.42	(12)%

Per Common Share Amounts:
Diluted net income (loss) per share	$2.11	1.85	14%		$5.80	4.97	17%
Book value per share	55.02	54.46	1		55.02	54.46	1
Dividends declared per share to common stockholders	0.43	0.38	13		1.29	1.14	13

Non-GAAP Information:
Non-GAAP operating income (loss)[2]	$141,714	106,675	33%		$361,276	294,437	23%
Non-GAAP operating income (loss) per diluted common share[2]	2.37	1.75	35		6.01	4.81	25
Non-GAAP operating ROE[2]	16.9%	13.2	3.7	pts	14.3%	12.6	1.7	pts
Adjusted book value per common share[2]	$62.00	55.83	11%		$62.00	55.83	11%
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

The tables below provide reconciliations of our GAAP to non-GAAP measures:

Reconciliation of net income (loss) available to common stockholders to non-GAAP operating income (loss)	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2026	2025	2026	2025
Net income (loss) available to common stockholders	$126,352	113,040	$348,813	304,279
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	19,446	(8,057)	15,776	(12,458)
Tax on reconciling items	(4,084)	1,692	(3,313)	2,616
Non-GAAP operating income (loss)	$141,714	106,675	$361,276	294,437

Reconciliation of net income (loss) available to common stockholders per diluted common share to non-GAAP operating income (loss) per diluted common share	Quarter ended September 30,		Nine Months ended September 30,
	2026	2025	2026	2025
Net income (loss) available to common stockholders per diluted common share	$2.11	1.85	$5.80	4.97
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	0.32	(0.13)	0.26	(0.20)
Tax on reconciling items	(0.06)	0.03	(0.05)	0.04
Non-GAAP operating income (loss) per diluted common share	$2.37	1.75	$6.01	4.81

Reconciliation of ROE to non-GAAP operating ROE	Quarter ended September 30,		Nine Months ended September 30,
	2026	2025	2026	2025
ROE	15.1%	14.0	13.8%	13.0
Net realized and unrealized investment (gains) losses included in net income (loss), before tax	2.3	(1.0)	0.6	(0.5)
Tax on reconciling items	(0.5)	0.2	(0.1)	0.1
Non-GAAP operating ROE	16.9%	13.2	14.3%	12.6

Reconciliation of book value per common share to adjusted book value per common share	Quarter ended September 30,		Nine Months ended September 30,
	2026	2025	2026	2025
Book value per common share	$55.02	54.46	$55.02	54.46
Total unrealized investment (gains) losses included in accumulated other comprehensive income (loss), before tax	8.84	1.73	8.84	1.73
Tax on reconciling items	(1.86)	(0.36)	(1.86)	(0.36)
Adjusted book value per common share	$62.00	55.83	$62.00	55.83

The following table depicts the components of ROE and non-GAAP operating ROE:

ROE and non-GAAP operating ROE Components	Quarter ended September 30,		Change Points	Nine Months ended September 30,		Change Points
	2026	2025		2026	2025
Standard Commercial Lines Segment	1.8%	(1.0)	2.8	0.7%	(0.1)	0.8
Standard Personal Lines Segment	(0.3)	(1.0)	0.7	0.3	—	0.3
E&S Lines Segment	2.0	3.6	(1.6)	1.6	2.1	(0.5)
Total insurance operations	3.5	1.6	1.9	2.6	2.0	0.6

Net investment income earned	15.2	13.6	1.6	14.2	13.2	1.0
Net realized and unrealized investment gains (losses)	(1.8)	0.8	(2.6)	(0.5)	0.4	(0.9)
Total investments segment	13.4	14.4	(1.0)	13.7	13.6	0.1

Other	(1.8)	(2.0)	0.2	(2.5)	(2.6)	0.1

ROE	15.1	14.0	1.1	13.8	13.0	0.8
Net realized and unrealized investment (gains) losses, after tax	1.8	(0.8)	2.6	0.5	(0.4)	0.9
Non-GAAP operating ROE	16.9	13.2	3.7	14.3	12.6	1.7

In Third Quarter 2026, we delivered an ROE of 15.1% and a non-GAAP operating ROE of 16.9%, higher by 1.1 points and 3.7 points, respectively, compared to Third Quarter 2025. Improved underwriting results complemented strong after-tax net investment income of $127 million, which was up 16% from a year ago. The overall combined ratio of 96.8% for Third Quarter 2026 was 1.8 points better than 98.6% in Third Quarter 2025 and reflected a lower loss and loss expense ratio, partially offset by higher underwriting expenses. There was no prior year casualty reserve development in any segment or line of business in the quarter. Total insurance operations contributed 3.5 points of ROE in Third Quarter 2026, a 1.9-point increase from the prior-year quarter, primarily driven by improvement in Standard Commercial Lines.

On a year-to-date basis, our 13.8% ROE and 14.3% operating ROE were both higher than the 13.0% and 12.6%, respectively, generated in Nine Months 2025. Similar to the quarter, strong net investment income and underwriting performance in Nine Months 2026 drove the improvement.

Outlook
In Third Quarter 2026, we marked our ninth consecutive quarter of double-digit operating returns with an operating ROE of 16.9%, and returned $81 million to common stockholders through regular dividends and opportunistic share repurchases, reinforcing our commitment to delivering long-term value. As Selective celebrated its 100th anniversary this year, we are proud of our history, the work our employees do, and the value we deliver our policyholders, distribution partners, and shareholders. We remain focused on a set of key priorities across the company to drive future success, including:

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

•Further leveraging the use of data analytics and technology, including general-purpose, industry-trained, and agentic artificial intelligence (“AI”) solutions, to drive operational efficiency and improved underwriting and claim outcomes. Early AI successes in claims, underwriting, and risk management are delivering measurable outcomes in accuracy, speed, and productivity, positioning us to responsibly scale AI across the organization. We have also made considerable progress in modernizing our policy acquisition and claims systems. For example, system enhancements in our E&S Lines segment have created significant operational efficiency, positioning us for premium growth with limited headcount additions.

•Building a connected, accountable, and empowered organization by developing talent and aligning on prioritized goals.

We remain committed to making strategic investments that fuel continued growth, innovation, and performance excellence. As we position ourselves for the future, we have several strategies to grow market share profitably over time:

•In our existing footprint, we are focused on growing with existing partners and strategically appointing new agency locations. During Nine Months 2026, we added 120 agency locations and we had a net increase of 100 agency locations in 2025.

•Careful and deliberate geographic expansion. Since 2017, we have added sixteen states to our Standard Commercial Lines footprint, including Montana and Wyoming as of July 1, 2026. In Nine Months 2026, these expansion states produced $351 million in premium, representing approximately 8% of total direct premiums written.

Our full-year expectations for 2026 are as follows:

•A GAAP combined ratio of 96.5% to 97.5%, including net catastrophe losses of 5.5 points. Our combined ratio estimate assumes no prior year casualty reserve development, as we record our best estimate each quarter. We do not make assumptions about future reserve development;
•After-tax net investment income of $490 million, up from prior guidance of $480 million;
•An overall effective tax rate of 21.5%; and
•Weighted average shares of 59.9 million on a fully diluted basis, reflecting the shares repurchased in Nine Months 2026 and assuming no additional repurchases under our share repurchase authorizations.

Results of Operations and Related Information by Segment
Insurance Operations
The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
Insurance Operations Results:
NPW	$1,122,824	1,207,916	(7)%		$3,569,026	3,736,988	(4)%
Net premiums earned (“NPE”)	1,180,191	1,204,678	(2)		3,612,895	3,551,492	2
Less:
Loss and loss expense incurred	762,696	819,031	(7)		2,394,466	2,389,254	—
Net underwriting expenses incurred	379,197	368,073	3		1,133,307	1,099,316	3
Dividends to policyholders	913	876	4		2,103	3,010	(30)
Underwriting income (loss)	$37,385	16,698	124%		$83,019	59,912	39%
Combined Ratios:
Loss and loss expense ratio	64.6%	67.9	(3.3)	pts	66.2%	67.2	(1.0)	pts
Underwriting expense ratio	32.1	30.6	1.5		31.4	31.0	0.4
Dividends to policyholders ratio	0.1	0.1	—		0.1	0.1	—
Combined ratio	96.8	98.6	(1.8)		97.7	98.3	(0.6)

Lower NPW in Third Quarter 2026 and Nine Months 2026 compared to the same prior-year periods reflect reduced new business in a competitive environment and our granular pricing actions to drive lower retention on underperforming business. Retention in our Standard Commercial Lines segment reflects these actions at 82% in Third Quarter 2026 and 81% in Nine Months 2026. While enhancing underwriting profitability is a primary focus, we are also executing on strategies to support future growth opportunities, including expanding our geographic footprint and broadening our E&S distribution capabilities with retail access.

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2026	2025	2026	2025
Direct new business premiums	$202.8	233.2	$622.8	732.3
Renewal pure price increases	5.6%	9.6	6.4%	9.9

NPE decreased 2% in Third Quarter 2026 and increased 2% in Nine Months 2026 compared to the same prior-year periods. The Third Quarter 2026 decline reflected the earned impact of lower NPW this year, while the Nine Months 2026 increase reflected growth in 2025.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$—	40,000	(100)%		$—	90,000	(100)%
Current year casualty loss costs	544,065	584,502	(7)		1,683,386	1,629,501	3
Net catastrophe losses	64,099	24,899	157		207,990	148,188	40
Non-catastrophe property loss and loss expenses	154,532	169,630	(9)		503,090	521,565	(4)
Total loss and loss expense incurred	762,696	819,031	(7)		2,394,466	2,389,254	—

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	—%	3.3	(3.3)	pts	—%	2.5	(2.5)	pts
Current year casualty loss costs	46.1	48.4	(2.3)		46.5	45.8	0.7
Net catastrophe losses	5.4	2.1	3.3		5.8	4.2	1.6
Non-catastrophe property loss and loss expenses	13.1	14.1	(1.0)		13.9	14.7	(0.8)
Total impact on loss and loss expense ratio	64.6	67.9	(3.3)		66.2	67.2	(1.0)

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended September 30,			Nine Months ended September 30,
($ in millions)	2026		2025	2026		2025
General liability	$—		—	$—		20.0
Commercial automobile	—		35.0	—		60.0
Total Standard Commercial Lines	—		35.0	—		80.0

Personal automobile	—		5.0	—		10.0
Total Standard Personal Lines	—		5.0	—		10.0

Total (favorable) unfavorable prior year casualty reserve development	$—		40.0	$—		90.0

(Favorable) unfavorable impact on loss ratio	—	pts	3.3	—	pts	2.5

The loss and loss expense ratio improved in both Third Quarter 2026 and Nine Months 2026 compared to the prior-year periods. There was no prior year casualty reserve development recorded this year, compared to unfavorable development in both the quarter and year-to-date periods last year. Current year casualty loss costs were lower in Third Quarter 2026 compared to Third Quarter 2025 reflecting the earned impact of the rate and underwriting actions during the quarter, while in Nine Months 2026, this improvement was offset by the increased loss trend assumptions that we recognized over the course of 2025 that are included in our expectations for 2026. In both Third Quarter 2026 and Nine Months 2026, property losses were higher compared to the prior-year periods due to normal variability in these losses.

As the table illustrates above, there was no prior year casualty reserve development in any segment or line of business in Third Quarter 2026 or Nine Months 2026. The unfavorable prior year casualty reserve development in Third Quarter 2025 and Nine Months 2025 was primarily driven by (i) our commercial automobile line of business that experienced increased severities in accident years 2022 through 2024 and (ii) umbrella claims within our general liability line of business driven by commercial automobile losses in accident years 2022 and 2023.

Underwriting Expenses
Our underwriting expense ratio increased 1.5 points and 0.4 points in Third Quarter 2026 and Nine Months 2026, respectively, compared to the prior-year periods, as lower NPE has put pressure on our underwriting expense ratio.

Standard Commercial Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
Insurance Segments Results:
NPW	$867,505	940,780	(8)%		$2,821,741	2,962,009	(5)%
NPE	927,104	947,272	(2)		2,854,907	2,797,117	2
Less:
Loss and loss expense incurred	600,255	657,958	(9)		1,909,338	1,906,390	—
Net underwriting expenses incurred	306,786	298,614	3		918,912	891,119	3
Dividends to policyholders	913	876	4		2,103	3,010	(30)
Underwriting income (loss)	19,150	(10,176)	(288)		$24,554	(3,402)	(822)
Combined Ratios:
Loss and loss expense ratio	64.7%	69.5	(4.8)	pts	66.8%	68.1	(1.3)	pts
Underwriting expense ratio	33.1	31.5	1.6		32.2	31.9	0.3
Dividends to policyholders ratio	0.1	0.1	—		0.1	0.1	—
Combined ratio	97.9	101.1	(3.2)		99.1	100.1	(1.0)

Lower NPW in Third Quarter 2026 and Nine Months 2026 compared to Third Quarter 2025 and Nine Months 2025 reflected reduced new business and targeted actions on our renewal portfolio. Stronger new business pricing, informed by our view of expected loss trends, combined with a competitive environment, drove lower acquisition rates on new business. We are leveraging our granular insights and differentiated operating model to drive higher renewal retention on our best-performing business and meaningfully lower retention on our underperforming business through appropriate rating and underwriting actions. While overall rate increases have moderated and retention has been impacted, we expect these mix improvement actions to contribute to improved profitability.

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2026	2025	2026	2025
Direct new business premiums	$121.7	146.6	$377.7	477.0
Retention	82%	82%	81%	82
Renewal pure price increases	5.7	8.9	6.4	8.9

NPE decreased 2% in Third Quarter 2026 and increased 2% in Nine Months 2026 compared to the same prior-year periods. The Third Quarter 2026 decline reflected the earned impact of lower NPW this year, while the Nine Months 2026 increase reflected NPW growth last year.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$—	35,000	(100)%		$—	80,000	(100)%
Current year casualty loss costs	450,701	489,196	(8)		1,403,264	1,361,262	3
Net catastrophe losses	42,412	15,013	183		148,263	85,705	73
Non-catastrophe property loss and loss expenses	107,142	118,749	(10)		357,811	379,423	(6)
Total loss and loss expense incurred	600,255	657,958	(9)		1,909,338	1,906,390	—

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	—%	3.7	(3.7)	pts	—%	2.9	(2.9)	pts
Current year casualty loss costs	48.5	51.7	(3.2)		49.1	48.5	0.6
Net catastrophe losses	4.6	1.6	3.0		5.2	3.1	2.1
Non-catastrophe property loss and loss expenses	11.6	12.5	(0.9)		12.5	13.6	(1.1)
Total impact on loss and loss expense ratio	64.7	69.5	(4.8)		66.8	68.1	(1.3)

The loss and loss expense ratio decreased 4.8 points in Third Quarter 2026 compared to Third Quarter 2025, primarily due to (i) no net prior year casualty reserve development in the current year quarter compared to 3.7 points of unfavorable prior year casualty reserve development in the year-ago quarter and (ii) lower current year casualty loss costs. These items were partially offset by period-to-period variability in property losses.

In Nine Months 2026, the loss and loss expense ratio decreased 1.3 points compared to Nine Months 2025, with higher current year loss costs and catastrophe losses more than offset by improvements in prior year casualty reserve development and non-catastrophe losses. The increase in catastrophe losses was driven by higher frequency and severity of winter storms and thunderstorm events that impacted our footprint this year compared to last.

The details of the prior year casualty reserve development by line of business were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2026	2025	2026	2025
General liability	$—	—	$—	20.0
Commercial automobile	—	35.0	—	60.0
Workers compensation	—	—	—	—
Businessowners' policies	—	—	—	—
Bonds	—	—	—	—
Total Standard Commercial Lines	—	35.0	—	80.0

Prior year casualty reserve development in Third Quarter 2025 and Nine Months 2025 reflected (i) increased severities in accident years 2022 through 2024 in our commercial automobile line of business and (ii) increased severities in accident years 2022 and 2023 within our umbrella coverages in our general liability line of business related to commercial automobile claims.

Current year casualty loss costs were lower in Third Quarter 2026 compared to the prior-year quarter, primarily reflecting the earned impact of pricing and underwriting actions taken to improve rate adequacy. Higher current year casualty loss costs in Nine Months 2026 reflected the increased loss trend assumptions we recognized throughout 2025 and included in our expectations for 2026. Elevated severity trend assumptions attributable to social inflation on our general liability and commercial automobile liability lines of business, as well as elevated commercial automobile claim frequencies relative to expectations, drove the increase in current year casualty loss costs in Nine Months 2026. These increases were partially offset by lower workers compensation loss trends from decreasing claim frequencies in our 2026 expectations.

Underwriting Expenses
Our underwriting expense ratio increased 1.6 points in Third Quarter 2026 compared to Third Quarter 2025, as lower NPE has put pressure on our underwriting expense ratio.

Information about our most significant Standard Commercial Lines of business follows:

General Liability
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
NPW	$276,335	303,531	(9)%		$938,500	979,068	(4)%
Direct new business	36,053	41,781	(14)		108,709	140,100	(22)
Retention	83%	82	1		82%	82	—
Renewal pure price increases	7.9	11.4	(3.5)		8.6	11.8	(3.2)
NPE	$302,146	312,556	(3)%		$935,936	913,086	3%
Underwriting income (loss)	(20,053)	(20,747)	(3)		(63,562)	(67,955)	(6)
Combined ratio	106.6%	106.6	—	pts	106.8%	107.4	(0.6)	pts
% of total Standard Commercial Lines NPW	32	32			33	33

NPW was down in Third Quarter 2026 and Nine Months 2026 compared to the same prior-year periods, reflecting deliberate actions to enhance underwriting profitability. In sectors and markets where pricing does not align with our view of rate need, we are taking targeted underwriting actions, including (i) revising underwriting guidelines, (ii) tightening coverage offerings, and (iii) reducing writings.

NPE decreased 3% in Third Quarter 2026 and increased 3% in Nine Months 2026 compared to the same prior-year periods. The Third Quarter 2026 decline reflected the earned impact of lower NPW this year, while the Nine Months 2026 increase reflected NPW growth last year.

The combined ratio was flat in Third Quarter 2026 and decreased 0.6 points in Nine Months 2026 compared to the same prior-year periods, driven by a lower loss and loss expense ratio partially offset by higher underwriting expenses. The components of the loss and loss expense ratio follow:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$—	—	—%		$—	20,000	(100)%
Current year casualty loss costs	223,089	238,516	(6)		696,199	672,800	3
Total loss and loss expense incurred	223,089	238,516	(6)		696,199	692,800	—

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	—%	—	—	pts	—%	2.2	(2.2)	pts
Current year casualty loss costs	73.8	76.3	(2.5)		74.4	73.7	0.7
Total impact on loss and loss expense ratio	73.8	76.3	(2.5)		74.4	75.9	(1.5)

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

These dynamics have impacted our view of current year loss costs. The increased loss trend assumptions that we recognized over the course of 2025 that are included in our expectations for 2026, drove a 0.7-point increase in current year loss costs in Nine Months 2026 compared to the same prior-year period. In Third Quarter 2026, however, current year casualty loss costs decreased 2.5 points compared to the year-ago quarter, reflecting the earned impact of the rate and underwriting actions.

We did not record any prior year casualty reserve development in Third Quarter 2026 and Nine Months 2026. We recorded $20 million of unfavorable prior year casualty reserve development in Nine Months 2025, which was driven by increased severities on umbrella coverages related to commercial automobile claims, in accident years 2022 and 2023.

The underwriting expense ratio increased 2.5 points in Third Quarter 2026 compared to Third Quarter 2025, and 0.9 points in Nine Months 2026 compared to Nine Months 2025, as lower NPE has put pressure on our underwriting expense ratio.

Commercial Automobile
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
NPW	$260,058	292,905	(11)%		$851,453	918,525	(7)%
Direct new business	26,835	37,986	(29)		82,766	125,852	(34)
Retention	80%	82	(2)		80%	83	(3)
Renewal pure price increases	7.6	10.0	(2.4)		8.7	10.3	(1.6)
NPE	$281,698	294,014	(4)%		$869,489	866,358	—%
Underwriting income (loss)	(5,751)	(51,791)	(89)		(5,536)	(52,572)	(89)
Combined ratio	102.0%	117.6	(15.6)	pts	100.6%	106.1	(5.5)	pts
% of total Standard Commercial Lines NPW	30	31			30	31

NPW decreased 11% in Third Quarter 2026 and 7% in Nine Months 2026 compared to the same prior-year periods, driven by underwriting actions to improve profitability, such as achieving renewal pure price increases and tightening underwriting guidelines for fleet exposures. Lower renewal pure price increases this year compared to last were driven by a reduction in rates for physical damage that were partially offset by higher commercial automobile liability rates.

NPE decreased 4% in Third Quarter 2026 and slightly increased in Nine Months 2026 compared to the same prior-year periods. The Third Quarter 2026 decline reflected the earned impact of lower NPW this year, while the Nine Months 2026 increase reflected NPW growth last year.

The combined ratio improved 15.6 points in Third Quarter 2026 and 5.5 points in Nine Months 2026 compared to the same prior-year periods, and included the following:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$—	35,000	(100)%		$—	60,000	(100)%
Current year casualty loss costs	161,035	178,781	(10)		493,533	465,339	6
Net catastrophe losses	1,839	1,533	20		4,623	7,144	(35)
Non-catastrophe property loss and loss expenses	37,211	43,544	(15)		114,062	126,789	(10)
Total loss and loss expense incurred	200,085	258,858	(23)		612,218	659,272	(7)

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	—%	11.9	(11.9)	pts	—%	6.9	(6.9)	pts
Current year casualty loss costs	57.1	60.9	(3.8)		56.8	53.9	2.9
Net catastrophe losses	0.7	0.5	0.2		0.5	0.8	(0.3)
Non-catastrophe property loss and loss expenses	13.2	14.8	(1.6)		13.1	14.6	(1.5)
Total impact on loss and loss expense ratio	71.0	88.1	(17.1)		70.4	76.2	(5.8)

We did not record any prior year casualty reserve development in Third Quarter 2026 and Nine Months 2026, compared to unfavorable prior year casualty reserve development of $35.0 million in Third Quarter 2025 and $60.0 million in Nine Months 2025, driven by increased severities in the state of New Jersey for accident years 2022 through 2024. Current year casualty loss costs were lower in Third Quarter 2026 compared to the same prior-year period, primarily reflecting the earned impact of pricing and underwriting actions taken to improve rate adequacy and profitability, while in Nine Months 2026 compared to Nine Months 2025, this improvement was offset by the increased loss trend assumptions we recognized throughout 2025 that are included in our expectations for 2026.

In the aggregate, net catastrophe and non-catastrophe property losses were 1.4 points lower in Third Quarter 2026 and 1.8 points lower in Nine Months 2026 compared to the same prior-year periods. This reduction was driven by (i) the earned impact of renewal pure price increases and (ii) period-to-period variability of catastrophe and non-catastrophe property losses.

Commercial Property[1]
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
NPW	$199,922	207,689	(4)%		$597,741	611,873	(2)%
Direct new business	40,224	40,980	(2)		122,800	125,532	(2)
Retention	79%	80	(1)		79%	81	(2)
Renewal pure price increases	3.3	8.4	(5.1)		4.0	8.3	(4.3)
NPE	$197,020	194,037	2%		$597,129	571,594	4%
Underwriting income (loss)	33,311	56,521	(41)		60,491	93,974	(36)
Combined ratio	83.1%	70.9	12.2	pts	89.9%	83.6	6.3	pts
% of total Standard Commercial Lines NPW	23	22			21	21
1Includes Inland Marine.

NPW decreased 4% in Third Quarter 2026 and 2% in Nine Months 2026 compared to the same prior-year periods, reflecting lower new business and deliberate actions to strengthen underwriting profitability.

Growth in NPE of 2% in Third Quarter 2026 and 4% in Nine Months 2026 reflected the impact of NPW growth through the first quarter of 2026, but was pressured by the impact of lower NPW for the last two quarters.

The combined ratio increased 12.2 points in Third Quarter 2026 compared to Third Quarter 2025, and 6.3 points in Nine Months 2026 compared to Nine Months 2025, and included the following:

	Third Quarter 2026			Third Quarter 2025
($ in thousands)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$36,369	18.4	pts	13,089	6.7	11.7	pts
Non-catastrophe property loss and loss expenses	55,359	28.1		55,616	28.8	(0.7)
Total	$91,728	46.5		68,705	35.5	11.0

	Nine Months 2026			Nine Months 2025
($ in thousands)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$127,663	21.4	pts	63,388	11.1	10.3	pts
Non-catastrophe property loss and loss expenses	200,723	33.6		215,394	37.7	(4.1)
Total	$328,386	55.0		278,782	48.8	6.2

In the aggregate, net catastrophe and non-catastrophe property losses were higher in both Third Quarter 2026 and Nine Months 2026 compared to the same prior-year periods.. The increase in net catastrophe losses was driven by higher frequency and severity of winter storms and thunderstorm events that impacted our footprint this year compared to last. This was partially offset by lower non-catastrophe property losses due to normal period-to-period variability in property losses.

Workers Compensation
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
NPW	$61,827	65,707	(6)%		$221,140	234,856	(6)%
Direct new business	6,870	10,945	(37)		24,416	36,782	(34)
Retention	81%	83	(2)		81%	83	(2)
Renewal pure price increases (decreases)	(3.3)	(3.7)	0.4		(3.4)	(3.7)	0.3
NPE	$73,583	75,528	(3)%		$235,310	236,588	(1)%
Underwriting income (loss)	327	(3,474)	(109)		2,084	(11,052)	(119)
Combined ratio	99.6%	104.6	(5.0)	pts	99.1%	104.7	(5.6)	pts
% of total Standard Commercial Lines NPW	7	7			8	8

NPW decreased 6% in Third Quarter 2026 and 6% in Nine Months 2026 compared to the same prior-year periods, primarily due to negative rate changes and lower new business. The rate level reductions were driven by continued decreases in workers compensation rating bureau loss costs, which form the basis for our filed rating plans, and heavily influence marketplace pricing for this line of business. Additionally, retention was lower compared to the same prior-year periods, resulting from underwriting actions taken to improve profitability.

The combined ratio decreased 5.0 points in Third Quarter 2026 and 5.6 points in Nine Months 2026 compared to the same prior-year periods and included the following:

	Third Quarter 2026			Third Quarter 2025
($ in thousands)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) unfavorable prior year casualty reserve development	$—	—	pts	—	—	—	pts
Current year casualty loss costs	52,786	71.8		58,349	77.3	(5.5)
Total	$52,786	71.8		$58,349	77.3	(5.5)

	Nine Months 2026			Nine Months 2025
($ in thousands)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) unfavorable prior year casualty reserve development	$—	—	pts	—	—	—	pts
Current year casualty loss costs	171,648	72.9		183,176	77.5	(4.6)
Total	$171,648	72.9		$183,176	77.5	(4.6)

Lower current year casualty loss costs in Third Quarter 2026 and Nine Months 2026 compared to the same prior-year periods were primarily driven by decreased claim frequencies leading to improved loss trends. In addition, the combined ratio benefited from a 1.3-point reduction in the underwriting expense ratio in Nine Months 2026 compared to the same prior-year period, primarily driven by lower commissions on this line of business.

Standard Personal Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
Insurance Segments Results:
NPW	$95,998	104,248	(8)%		$279,969	302,217	(7)%
NPE	95,325	101,519	(6)		292,992	307,551	(5)
Less:
Loss and loss expense incurred	73,507	89,290	(18)		211,810	235,936	(10)
Net underwriting expenses incurred	24,866	22,472	11		72,644	71,271	2
Underwriting income (loss)	$(3,048)	(10,243)	(70)		$8,538	344	2,382
Combined Ratios:
Loss and loss expense ratio	77.1%	88.0	(10.9)	pts	72.3%	76.7	(4.4)	pts
Underwriting expense ratio	26.1	22.1	4.0		24.8	23.2	1.6
Combined ratio	103.2	110.1	(6.9)		97.1	99.9	(2.8)

Lower NPW and NPE in Third Quarter 2026 and Nine Months 2026 compared to the same prior-year periods were driven by reductions in direct new business and lower renewal pure price increases. New business decreased 36% in Third Quarter 2026 and 29% in Nine Months 2026 compared to the same prior-year periods, driven by (i) market conditions, including an increasingly competitive market for auto insurance and (ii) restrictions we have in place to manage overall growth in the State of New Jersey. We have received regulatory approvals for increased rate levels in most of our footprint states and are focused on growth in our target market segment where we believe our rates are adequate. In Third Quarter 2026 and Nine Months 2026 we achieved renewal pure price increases of 8.1% and 9.3%, respectively.

The following table depicts direct new business, retention, and renewal pure price increases for the Third Quarter 2026 and Nine Months 2026:

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2026	2025	2026	2025
Direct new business premiums[1]	$8.2	12.8	$24.1	34.6
Retention	80%	79	79%	77
Renewal pure price increases	8.1	16.9	9.3	19.8
1Excludes our Flood direct premiums written, which are 100% ceded to the NFIP and do not impact NPW.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
Loss and Loss Expense Incurred:
(Favorable) unfavorable prior year casualty reserve development	$—	5,000	(100)%		$—	10,000	(100)%
Current year casualty loss costs	24,482	32,223	(24)		77,196	87,405	(12)
Net catastrophe losses	18,342	12,160	51		43,480	33,864	28
Non-catastrophe property loss and loss expenses	30,683	39,907	(23)		91,134	104,667	(13)
Total loss and loss expense incurred	73,507	89,290	(18)		211,810	235,936	(10)

Impact on Loss and Loss Expense Ratio:
(Favorable) unfavorable prior year casualty reserve development	—%	4.9	(4.9)	pts	—%	3.3	(3.3)	pts
Current year casualty loss costs	25.8	31.8	(6.0)		26.4	28.4	(2.0)
Net catastrophe losses	19.2	12.0	7.2		14.8	11.0	3.8
Non-catastrophe property loss and loss expenses	32.2	39.3	(7.1)		31.1	34.0	(2.9)
Total impact on loss and loss expense ratio	77.2	88.0	(10.8)		72.3	76.7	(4.4)

The loss and loss expense ratio decreased 10.8 points in Third Quarter 2026 and 4.4 points in Nine Months 2026 compared to the same prior-year periods. The absence of unfavorable prior year casualty reserve development in the 2026 periods contributed 4.9 points to this variance for the quarter and 3.3 points for the year-to-date period. Prior year casualty reserve development was as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2026	2025	2026	2025
Homeowners	$—	—	—	—
Personal automobile	—	5.0	—	10.0
Total Standard Personal Lines	—	5.0	—	10.0

The unfavorable prior year casualty reserve development of $5.0 million in Third Quarter 2025 and $10.0 million in Nine Months 2025 was primarily driven by increased severities in accident year 2024 related to the New Jersey portfolio.

Lower non-catastrophe property losses and current year casualty loss costs reduced the loss and loss expense ratio in Third Quarter 2026 and Nine Months 2026 compared to the same prior-year periods. The decrease in non-catastrophe property losses was primarily due to normal period-to-period variability associated with such losses. These amounts were partially offset by higher net catastrophe losses compared to the same prior-year periods due to higher frequency and severity of weather-related catastrophe events impacting our footprint.

Underwriting Expenses
Our underwriting expense ratio increased 4.0 points and 1.6 points in Third Quarter 2026 and Nine Months 2026, respectively, compared to the prior-year periods, as lower NPE has put pressure on our underwriting expense ratio.

E&S Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
Insurance Segments Results:
NPW	$159,321	162,888	(2)%		$467,316	472,762	(1)%
NPE	157,762	155,887	1		464,996	446,824	4
Less:
Loss and loss expense incurred	88,934	71,783	24		273,318	246,928	11
Net underwriting expenses incurred	47,545	46,987	1		141,751	136,926	4
Underwriting income (loss)	21,283	37,117	(43)		49,927	62,970	(21)
Combined Ratios:
Loss and loss expense ratio	56.4%	46.1	10.3	pts	58.8%	55.3	3.5	pts
Underwriting expense ratio	30.1	30.1	—		30.5	30.6	(0.1)
Combined ratio	86.5	76.2	10.3		89.3	85.9	3.4

Increased competition in the marketplace and our continued underwriting discipline contributed to a decline in NPW of 2% in Third Quarter 2026 and 1% in Nine Months 2026 compared to the same prior-year periods. This NPW decline was primarily due to more capacity entering the excess and surplus lines marketplace and the admitted markets' expansion in appetite for business previously written by excess and surplus lines companies. NPW included the impact of the following:

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2026	2025	2026	2025
Direct new business premiums	$72.8	73.9	$221.0	220.8
Retention	63%	61	62%	63
Renewal pure price increases	1.5	8.3	2.7	8.7

Despite the decline in NPW during 2026, NPE grew 1% in Third Quarter 2026 and 4% in Nine Months 2026 compared to the same prior-year periods, driven by growth in NPW in 2025 and the corresponding earnings of those premiums written.

Loss and Loss Expenses
The following table provides quantitative information for analyzing loss and loss expense incurred:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
Loss and Loss Expense Incurred:
Current year casualty loss costs	$68,882	63,083	9%		$202,926	180,834	12%
Net catastrophe losses	3,345	(2,274)	(247)		16,247	28,619	(43)
Non-catastrophe property loss and loss expenses	16,707	10,974	52		54,145	37,475	44
Total loss and loss expense incurred	88,934	71,783	24		273,318	246,928	11

Impact on Loss and Loss Expense Ratio:
Current year casualty loss costs	43.7%	40.6	3.1	pts	43.7%	40.4	3.3	pts
Net catastrophe losses	2.1	(1.5)	3.6		3.5	6.5	(3.0)
Non-catastrophe property loss and loss expenses	10.6	7.0	3.6		11.6	8.4	3.2
Total impact on loss and loss expense ratio	56.4	46.1	10.3		58.8	55.3	3.5

The loss and loss expense ratio increased 10.3 points in Third Quarter 2026 compared to Third Quarter 2025, impacted by (i) higher current year casualty loss costs, primarily driven by higher embedded severity assumptions due to social inflation, (ii) higher non-catastrophe property loss and loss expenses, reflecting normal period-to-period variability associated with property losses, and (iii) higher net catastrophe losses due to higher frequency and severity of weather-related events that impacted our footprint.

The loss and loss expense ratio increased 3.5 points in Nine Months 2026 compared to Nine Months 2025. In Nine Months 2026, higher current year casualty loss costs and non-catastrophe property losses were partially offset by lower net catastrophe losses compared to Nine Months 2025, which included losses from the California Palisades Fire that impacted the first quarter of 2025.
Reinsurance
We successfully completed negotiations of our July 1, 2026 excess of loss treaties that cover Standard Commercial Lines, Standard Personal Lines, and E&S Lines.

We renewed the Casualty Excess of Loss Treaty (“Casualty Treaty”) with coverage for $87 million in excess of a $3 million retention per loss occurrence, which is the same as the expiring treaty. We continue to retain a portion of the first layer through an 8% co-participation, compared to a 20% co-participation in the expiring treaty. The 2026 treaty year deposit premium increased primarily due to increased premium rates and lower co-participation in the first layer.

We also renewed the Property Excess of Loss Treaty (“Property Treaty”) with the same retention as the expiring treaty, but with a $20 million increase in limit. The treaty now provides coverage for $115 million in excess of a $5 million retention for losses on a per-risk basis. The treaty year deposit premium decreased modestly, primarily driven by a reduction in rates.

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

Property Treaty (covers all insurance operations)
There are three layers covering 100% of $115 million in excess of $5 million. Losses other than Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”) certified losses are subject to the following reinstatements and annual aggregate limits:

- $5 million in excess of $5 million layer provides 15 reinstatements, $80 million in aggregate limits;
- $30 million in excess of $10 million layer provides four reinstatements, $150 million in aggregate limits; and
- $80 million in excess of $40 million layer provides one reinstatement, $160 million in aggregate limits.
All nuclear, biological, chemical, and radioactive (“NBCR”) losses are excluded regardless of whether or not they are certified under the TRIPRA. For non-NBCR losses, the treaty distinguishes between acts committed on behalf of foreign persons or foreign interests (“Foreign Terrorism”) and those that are not. The treaty provides annual aggregate limits for Foreign Terrorism (other than NBCR) acts of $15 million for the first layer, $60 million for the second layer, and $80 million for the third layer. Non-Foreign Terrorism losses (other than NBCR) are covered to the same extent as non-terrorism losses.
Investments
Our Investments segment's objectives are to maximize the economic value of our investment portfolio by achieving stable, risk-adjusted after-tax net investment income and generating long-term growth in book value per share. Our strategies consider prevailing market conditions, our enterprise risk tolerances, and other risk implications by:

•Maximizing the portfolio's overall total return by investing (i) the premiums from our insurance operations, (ii) amounts generated through our capital management strategies, including debt and equity security issuances, and (iii) profits of our business; and

•Maintaining (i) a well-diversified portfolio across issuers, sectors, and asset classes and (ii) a fixed income securities portfolio with high credit quality and acceptable duration and maturity profiles to provide ample liquidity.

The effective duration of our fixed income and short-term investments was 4.5 years as of September 30, 2026. We monitor and manage the effective duration to maximize yield while managing interest rate risk at an acceptable level. We buy and sell investments with the intent of maximizing investment returns in the current market environment, while balancing capital preservation and ensuring adequate liquidity to support our insurance business.

Our fixed income and short-term investments represented 91% of invested assets at September 30, 2026, and 92% at December 31, 2025, and had a weighted average credit rating of “A+” as of both dates. Investment grade holdings represented 96% of the total fixed income and short-term investment portfolio as of September 30, 2026, and 97% as of December 31, 2025.

For further details on the composition, credit quality, and various risks to which our portfolio is subject, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2025 Annual Report.

Total Invested Assets
($ in thousands)	September 30, 2026	December 31, 2025	Change
Total invested assets	$11,486,698	11,302,440	2%
Invested assets per dollar of common stockholders' equity	3.54	3.32	7

Components of unrealized gains (losses) – before tax:
Fixed income securities	(521,374)	(88,415)	490%
Equity securities	17,935	14,311	25
Net unrealized gains (losses) – before tax	(503,439)	(74,104)	579
Components of unrealized gains (losses) – after tax:
Fixed income securities	(411,885)	(69,848)	490
Equity securities	14,169	11,306	25
Net unrealized gains (losses) – after tax	(397,716)	(58,542)	579

Invested assets increased $184.3 million as of September 30, 2026, compared to December 31, 2025, primarily reflecting our active investment of operating cash flows, which were 23% of NPW in Nine Months 2026. Invested assets included a $433.0 million increase in pre-tax net unrealized losses in our fixed income portfolio primarily due to higher interest rates as of September 30, 2026, compared to December 31, 2025.

Net Investment Income
Net investment income earned components were as follows:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2026	2025			2026	2025
Fixed income securities	$137,589	117,242	17%		$398,857	338,057	18%
Commercial mortgage loans (“CMLs”)	4,148	3,999	4		12,463	11,375	10
Equity securities	5,376	5,164	4		15,098	13,639	11
Short-term investments	3,384	5,712	(41)		12,081	17,212	(30)
Alternative investments	15,187	11,769	29		30,670	22,852	34
Other investments	139	171	(19)		625	565	11
Investment expenses	(5,342)	(5,402)	(1)		(16,763)	(16,386)	2
Net investment income earned – before tax	160,481	138,655	16		453,031	387,314	17
Net investment income tax expense	(33,174)	(28,688)	16		(93,453)	(80,305)	16
Net investment income earned – after tax	$127,307	109,967	16		$359,578	307,009	17
Effective tax rate	20.7%	20.7	—	pts	20.6%	20.7	(0.1)	pts
Annualized after-tax yield on fixed income investments	4.4	4.1	0.3		4.4	4.1	0.3
Annualized after-tax yield on investment portfolio	4.4	4.1	0.3		4.2	4.0	0.2

The increase in after-tax net investment income earned in both Third Quarter 2026 and Nine Months 2026 compared to the same prior-year periods, was primarily driven by (i) active portfolio management resulting in higher after-tax portfolio yield and (ii) operating cash flow deployment.

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

	Quarter ended September 30,		Change %	Nine Months ended September 30,		Change %
($ in thousands)	2026	2025		2026	2025
Net realized gains (losses) on disposals	$10,581	(575)	(1,940)%	$6,129	(1,471)	(517)%
Net unrealized gains (losses) on equity securities	(17,691)	7,802	(327)	3,624	12,492	(71)
Net credit loss benefit (expense) on fixed income investments	(12,318)	830	(1,584)	(25,123)	2,196	(1,244)
Losses on securities for which we have the intent to sell	(18)	—	100	(406)	(759)	(47)
Total net realized and unrealized investment gains (losses)	$(19,446)	8,057	(341)	$(15,776)	12,458	(227)

The change in net realized and unrealized investment losses in Third Quarter 2026 and Nine Months 2026 compared to net realized and unrealized investment gains in the same prior-year periods, was primarily driven by (i) a decrease in valuations reflecting the current public equities market and (ii) an increase in net credit loss expense on fixed income investments, primarily due to higher interest rates in Third Quarter 2026 and Nine Months 2026 compared to the same prior-year periods. The higher interest rates increased unrealized losses on our fixed income investments, thereby increasing the amount of recognized credit losses.

Income Taxes
The following table provides information regarding income taxes.

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2026	2025	2026	2025
Income tax expense	$33.4	30.4	$93.4	82.3
Effective tax rate[1]	20.9%	21.2	21.1%	21.3
1The effective tax rate is calculated by taking “Total income tax expense (benefit)” divided by “Income (loss) before income tax” less “Preferred stock dividends” on our Consolidated Statements of Income.

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

The Parent's cash and components of its investment portfolio were as follows:

($ in thousands)	September 30, 2026	December 31, 2025
Fixed income securities	$223,682	254,851
Equity securities	52,311	49,978
Short-term investments	101,413	78,973
Alternative investments	21,027	21,603
Cash	101	248
Total investments and cash	$398,534	405,653

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

The Insurance Subsidiaries paid $230 million in total dividends to the Parent in Nine Months 2026. As of December 31, 2025, our allowable ordinary maximum dividend is $466 million for 2026. All Insurance Subsidiary dividends to the Parent are (i) subject to the approval and/or review of its domiciliary state insurance regulator and (ii) generally payable only from earned statutory surplus reported in its annual statements as of the preceding December 31. Although domiciliary state insurance regulators have historically approved Insurance Subsidiary dividends, there is no assurance they will approve future dividends.

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

For additional information regarding dividend restrictions and financial covenants, where applicable, see Note 11. “Indebtedness,” Note 17. “Equity,” and Note 22. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. “Financial Statements and Supplementary Data.” of our 2025 Annual Report.

Line of Credit
On June 30, 2025, the Parent entered into a Credit Agreement with the lenders named therein (the “Lenders”) and Wells Fargo Bank, National Association, as administrative agent (“Line of Credit”). Under the Line of Credit, the Lenders have agreed to provide the Parent with a $100 million revolving credit facility that can be increased to $200 million with the Lenders' consent. The Line of Credit will mature on June 30, 2028, and has a variable interest rate based on the Parent’s debt ratings. In the second quarter of 2026, we executed a $1.0 million overnight borrowing on the Line of Credit as a periodic validation of processes for accessing capital and liquidity resources. No additional borrowings were made under the Line of Credit in Nine Months 2026. For additional information regarding the Line of Credit and corresponding representations, warranties, and covenants, see Note 11. “Indebtedness” in Item 8. “Financial Statements and Supplementary Data.” of our 2025 Annual Report.

Four Insurance Subsidiaries are members of Federal Home Loan Bank (“FHLB”) branches, as shown in the following table. Membership requires the ownership of branch stock and includes the right to access liquidity. All Federal Home Loan Bank of Indianapolis (“FHLBI”) and Federal Home Loan Bank of New York (“FHLBNY”) borrowings are required to be secured by investments pledged as collateral. For additional information regarding collateral outstanding, refer to Note 4. “Investments” in Item 1. “Financial Statements.” of this Form 10-Q.

Branch	Insurance Subsidiary Member
FHLBI	Selective Insurance Company of South Carolina[1] Selective Insurance Company of the Southeast[1]
FHLBNY	Selective Insurance Company of America Selective Insurance Company of New York (“SICNY”)
1These subsidiaries are jointly referred to as the “Indiana Subsidiaries” because they are domiciled in Indiana.

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year. SICNY is domiciled in New York, which limits its FHLBNY borrowings to the lesser of 5% of admitted assets for the most recently completed fiscal quarter or 10% of the previous year-end's admitted assets. As of September 30, 2026, we had remaining capacity of $691.4 million for FHLB borrowings, with a $28.6 million additional stock purchase requirement to allow the member companies to borrow their remaining capacity amounts. We currently have a $60 million borrowing outstanding from FHLBI, which is due for repayment on December 16, 2026.

Short-term Borrowings
We made no material short-term borrowings from FHLB branches during Nine Months 2026; however in the second quarter of 2026, we executed an insignificant overnight borrowing from FHLBNY as a periodic validation of processes for accessing capital and liquidity resources.
Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries, approved by the Indiana Department of Insurance, that provide the Parent with additional intercompany liquidity. Like the Line of Credit, these lending agreements limit the Parent’s borrowings from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The outstanding balance on these intercompany loans was $35.0 million as of both September 30, 2026 and December 31, 2025. The remaining capacity under these intercompany loan agreements was $198.0 million as of both September 30, 2026 and December 31, 2025. We have other insurance regulator-approved intercompany agreements that facilitate liquidity management between the Parent and the Insurance Subsidiaries to enhance flexibility.

Capital Market Activities
The Parent had no private or public stock issuances during Nine Months 2026.

In October 2025, the Company announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase issued and outstanding shares of common stock up to $200 million, exclusive of any excise tax impact. During Nine Months 2026, we repurchased 1,300,663 shares of our common stock for $116.9 million, excluding commissions paid and estimated excise tax. We had $53.1 million of remaining capacity under that program as of September 30, 2026.

On October 22, 2026, the Company announced that its Board of Directors authorized a new share repurchase program under which the Company may repurchase issued and outstanding shares of common stock up to $200 million, exclusive of any excise tax impact, bringing the total available for repurchases to $253.1 million. This new program is effective as of immediately following the completion of the repurchases authorized under the prior stock repurchase program and has no expiration date.

Uses of Liquidity
The Parent uses the liquidity generated from the sources discussed above to pay dividends to our stockholders, among other things. Dividends on shares of the Parent's common and preferred stock are declared and paid at the discretion of the Board of Directors (“Board”) based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. Our Board declared:

•    A 12% increase in the quarterly cash dividend on common stock, to $0.48 per common share payable December 1, 2026, to holders of record as of November 16, 2026; and
•    A quarterly cash dividend of $287.50 per share on our 4.60% Non-Cumulative Preferred Stock, Series B (equivalent to $0.28750 per depositary share) payable on December 15, 2026, to holders of record as of November 30, 2026.

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

Capital Resources
Capital resources ensure we can pay policyholder claims, furnish the financial strength to support underwriting insurance risks, and facilitate continued business growth. At September 30, 2026, we had GAAP stockholders' equity of $3.4 billion and statutory surplus of $3.7 billion. With total debt of $902 million at September 30, 2026, our debt-to-capital ratio was 20.7%. For additional information on our statutory surplus, see Note 22. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. “Financial Statements and Supplementary Data.” of our 2025 Annual Report.

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

The following table summarizes certain contractual obligations we had at September 30, 2026, that may require us to invest additional amounts into our investment portfolio, which we would fund primarily with operating cash flows.

($ in millions)	Amount of Obligation
Fixed income securities	$645.8
Alternative investments	364.5
Equity securities	14.2
CMLs	14.2
Total	$1,038.7

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

As of September 30, 2026 and December 31, 2025, we had no (i) material guarantees on behalf of others and trading activities involving non-exchange traded contracts accounted for at fair value, (ii) material transactions with related parties other than those disclosed in Note 18. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data.” of our 2025 Annual Report and Note 14. “Related Party Transactions” in Item 1. “Financial Statements.” of this Form 10-Q, and (iii) material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

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

Book value per common share decreased to $55.02 as of September 30, 2026, from $56.74 as of December 31, 2025. The reduction was primarily attributable to a $5.80 increase in after-tax net unrealized losses on our fixed income securities portfolio and $1.29 in common stockholder dividends, partially offset by $5.80 of net income per diluted common share. The increase in after-tax unrealized losses on our fixed income securities portfolio was primarily driven by an increase in benchmark U.S. Treasury rates. Our adjusted book value per share, which is book value per share excluding total after-tax unrealized gains or losses on investments included in accumulated other comprehensive income (loss), increased to $62.00 as of September 30, 2026, from $57.91 as of December 31, 2025.

Cash Flows
Net cash provided by operating activities decreased to $817.7 million in Nine Months 2026, compared to $856.8 million in Nine Months 2025, primarily driven by lower levels of cash received for premiums.

Net cash used in investing activities decreased to $618.2 million in Nine Months 2026, compared to $1.2 billion in Nine Months 2025. Nine Months 2025 was elevated as a result of investing proceeds from our $400 million, 5.9% Senior Note issuance in February 2025. These proceeds also drove the $262 million in net cash provided by financing activities in Nine Months 2025, compared to net cash used in financing activities in Nine Months 2026 of $202 million.

Ratings
Our ratings remain the same as reported in our “Overview” section of Item 1. “Business.” of our 2025 Annual Report and are as follows:

Nationally Recognized Statistical Rating Organizations	Financial Strength Rating	Outlook
AM Best Company	A+	Stable
Moody's Investors Services	A2	Stable
Fitch Ratings (“Fitch”)	A+	Stable
Standard & Poor's Global Ratings (“S&P”)	A	Stable

On April 29, 2026, Fitch affirmed our “A+” rating with a “stable” outlook. In taking this rating action, Fitch cited our (i) business profile as having favorable competitive positioning within our core standard lines businesses, driven by strong independent agency relationships and (ii) strong capital position.

On September 29, 2026, S&P affirmed our “A” rating with a “stable” outlook. In taking this rating action, S&P cited our (i) strong balance sheet and track record of disciplined loss reserve management and (ii) improving operating performance through targeted pricing, business mix adjustments, and enhanced risk segmentation.

On October 15, 2026, Moody’s affirmed our “A2” rating with a “stable” outlook. In taking this rating action, Moody’s cited our (i) solid regional franchise focused on small-to-midsize commercial accounts, (ii) strong independent agency relationships, (iii) long record of underwriting profitability, and (iv) high-quality investment portfolio.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information about market risk set forth in our 2025 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.

No changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during Third Quarter 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of our insurance operations, we are routinely engaged in legal proceedings with inherently unpredictable outcomes that could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Note 15. “Litigation” in Item 1. “Financial Statements.” of this Form 10-Q and Item 1A. “Risk Factors.” in Part II. “Other Information.” As of September 30, 2026, we are not party to any pending legal proceedings that we believe could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS.

Certain risk factors can significantly impact our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change our actions in executing our long-term capital strategy. Examples include, without limitation, contributing capital to any or all of our ten Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our existing debt and/or equity securities, or increasing or decreasing common stockholders' dividends. We operate in a continually changing business environment, and new risk factors that we cannot predict or assess may emerge at any time. Consequently, we can neither predict such new risk factors nor assess the potential future impact on our business. Except as discussed below, there have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors.” in our 2025 Annual Report.

Continuing geopolitical developments could adversely and materially affect our business, results of operations, financial condition, and growth.
Continuing geopolitical developments, including military conflict in the Middle East, have contributed to increased volatility in global energy markets and international shipping activity. Though we only write business domestically in the United States, and our insurance operations do not have direct exposure to businesses or individuals in the Middle East, these developments have resulted in higher energy and transportation costs, supply‑chain delays, and volatility in global financial markets. Such conditions may adversely affect global economic activity and the market value of our investment portfolio and could increase our loss costs and reinsurance expense.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding our purchases of our common stock in Third Quarter 2026:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Programs (in millions)[2]
July 1 – 31, 2026	350,798	94.80	350,500	$74.9
August 1 – 31, 2026	125,200	94.82	125,124	63.0
September 1 – 30, 2026	111,794	88.81	111,605	53.1
Total	587,792	$93.66	587,229	$53.1
1Total number of shares purchased includes 563 shares purchased from employees to satisfy tax withholding obligations associated with the vesting of their restricted stock units.
2For information on our publicly announced share repurchase program, refer to Note 17. “Equity” in Item 8. “Financial Statements and Supplementary Data.” of our 2025 Annual Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During Third Quarter 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS.

Exhibit No.
*10.1+	Employment Agreement between Selective Insurance Company of America and Vaibhav Kalia, dated as of October 5, 2026.

*10.2+	Employment Agreement between Selective Insurance Company of America and Jacob E. Rothfuss, dated as of October 12, 2026.

*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

**101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

**104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished and not filed herewith.
+ Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	October 23, 2026	/s/ John J. Marchioni
John J. Marchioni
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

Date:	October 23, 2026	/s/ Patrick S. Brennan
Patrick S. Brennan
Executive Vice President and Chief Financial Officer
(principal financial officer)